Form 10-K
period 2020-12-31
Motorsport Games Inc.
filed 2021-03-24
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-39868

Motorsport Games Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1791356
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

5972 NE 4th Avenue Miami, FL	33137
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: (305) 507-8799

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSGM	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

As of March 22, 2021, the registrant had 10,780,633 shares of Class A common stock and 7,000,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Motorsport Games Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) are forward-looking statements within the meaning of federal securities laws, including statements that involve expectations, plans or intentions, such as, but not limited to, those relating to our future business, future results of operations or financial condition, including with respect to the ongoing effects of the coronavirus (“COVID-19”) pandemic, new or planned products or offerings, industry trends, potential acquisitions and management strategies. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under Part I, Item 1A, “Risk Factors” of this Report and elsewhere in this Report.

Additionally, there are risks and uncertainties described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize or should any of these assumptions prove to be incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Report to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as otherwise required by law. New factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them. Further, we cannot assess the impact of each currently known or new factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our business and industry; risks related to our relationship with Motorsport Network, LLC (“Motorsport Network”); risks related to our Company; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

●	If we do not provide high-quality products in a timely manner, our business may be negatively impacted.

●	The recent COVID-19 pandemic has impacted our operations and could adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.

●	Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition and operating results.

●	We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

●	Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenue and profitability.

●	The importance of retail sales to our business exposes us to the risks of that business model.

●	We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business.

●	We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we fail to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel.

●	The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.

●	If we do not adequately address the shift to mobile device technology by our customers, operating results could be harmed and our growth could be negatively affected.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

●	Motorsport Network controls the direction of our business and its ownership of our Class A common stock and Class B common stock will prevent you and other stockholders from influencing significant decisions.

●	If we are no longer controlled by or affiliated with Motorsport Network, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

●	We have incurred significant losses since our inception, and we may continue to experience losses in the future.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Report.

PART I

Item 1. Business

Company Overview

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), the British Touring Car Championship (the “BTCC”) and others. Through the support of our sole member, Motorsport Network, the largest global media company in the motorsport industry, Motorsport Games’ corporate mission is to create the preeminent motorsport gaming and esports entertainment ecosystem by delivering the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large and underserved global motorsport audience. For 2019, Formula 1 estimates that its total global television audience reached 471 million unique viewers. Further, Le Mans estimates its total reach was approximately 100 million homes worldwide in 2019, while NASCAR reached approximately 475 million households in 2019 and the BTCC reached approximately 62 million households in 2019.

Started in 2018 as a wholly-owned subsidiary of the Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive license to develop multi-platform games for the BTCC, the Le Mans race and the WEC. We develop and publish multi-platform racing video games including for game consoles, personal computer (PC) and mobile platforms through various retail and digital channels, including full-game and downloadable content (sometimes known as “games-as-a- service”). Since our formation, our NASCAR video games have sold over one million copies for game consoles and PCs. For fiscal year 2020, substantially all of our revenue was generated from sales of our racing video games.

With a projected 2.6 billion total mobile gamers globally for 2020 according to data from NewZoo, an industry source for games market insight and analytics, we continue to focus on developing and further enhancing our multi- platform games for mobile phones. We believe an important component of scaling our gamers and esports viewers is to offer a suite of official mobile games for each of our various motorsport racing series. Currently, we offer NASCAR Heat Mobile for iOS and Android, which has had approximately five million installs to date, and are in the process of developing two other NASCAR mobile games with projected release dates in 2021. In addition, we have a roadmap for the development of more than a dozen anticipated mobile games, including multiple mobile products for each of our racing series.

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. For fiscal year 2020, we facilitated 56 esports events, up from 22 esports events in 2019, which have included official esports events for NASCAR, 24 Hours of Le Mans, the Official World Rallycross Esports Championship, FIA Formula E and other race series. The total number of people that have watched our esports events in 2020 was approximately 55 million, up from a total of approximately 3.8 million viewers throughout 2019. Our revenue attributable to esports and other services comprised 1.6% of our total revenue during fiscal year 2020, but we expect that revenue from this line of business will continue to increase and become material to our business moving forward.

We believe that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports. To that end, we have developed a go-to destination for the virtual racing community called Traxion. We designed Traxion with the functionality to enable users to run their own esports competitions in a simple, turn-key format, allowing groups to assemble around racing games, leagues, individual ability, and various other metrics. We launched Traxion in beta in the first quarter of 2021.

Company Background

Motorsport Games was formed in 2018 by Motorsport Network as a wholly-owned subsidiary in connection with the acquisition by Motorsport Games of a controlling interest in 704Games, which holds the exclusive license to be the official video game developer and publisher for the NASCAR video game racing franchise. Simultaneously with the acquisition of 704Games in 2018, we extended the license for 10 years until December 31, 2029, subject to certain limited exceptions. In addition, we have the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, subject to certain limited exceptions.

In 2018, following the acquisition of 704Games, we acquired the leadership team of Virtually Entertained Limited, a UK-based esports specialist. Subsequently, we entered into an agreement to facilitate the Le Mans Esports Series as part of a joint venture with Automobile Club de l’Ouest (“ACO”), the organizer of the 24 Hours of Le Mans endurance race. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the Le Mans race and the WEC, which the Le Mans race is a part of, for a ten-year period. In addition, through this joint venture with ACO, we have the right to create and organize esports leagues and events for the Le Mans Esports Series.

In 2019, Motorsport Network entered into an exclusive partnership with The Codemasters Software Company Limited (“Codemasters”) granting Motorsport Network worldwide rights (excluding China) to organize and manage official DiRT Rally 2.0 World Championship and official GRiD eSport World Championship esports events. Through our relationship with Motorsport Network, we have organized and managed these esports events on behalf of Motorsport Network, including the DiRT World Championship held at Autosport International in January 2020, which attracted a large live crowd on site and audience of more than 75,000 online. In March 2020, we also announced a partnership with Codemasters and International Management Group to create the Official World Rallycross Esports Championship.

In May 2020, we secured a multi-year licensing agreement to exclusively develop and publish the video games for the BTCC racing series across console, mobile and casual gaming channels. In addition, through this license, we have the right to create and organize esports leagues and events for the BTCC racing series. The agreement expires on December 31, 2026.

In January 2021, we completed our initial public offering (“IPO”). Prior to our IPO, Motorsport Games was a wholly-owned subsidiary of Motorsport Network and, following the completion of our IPO, Motorsport Network continues to be our majority stockholder.

In March 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd. (collectively, “Black Delta”). Through this acquisition, we plan to enter the simulated kart-racing space. Black Delta’s development team is expected to form a new division, Motorsport Games Australia.

Our Products

Game Products Portfolio

We develop and publish multi-platform racing video games including for game consoles, PCs and mobile platforms through various retail and digital channels, including full-game and downloadable content. Our current video game product portfolio is comprised solely of officially licensed NASCAR games. However, we have recently obtained the exclusive license to develop multi-platform games for the BTCC, the Le Mans race and the WEC, with the goal of scaling not just the quantity of games per franchise, but also the number of official franchises. Since acquiring a controlling interest in 704Games in 2018, we have published NASCAR Heat 3 and NASCAR Heat 4, and developed completely in-house NASCAR Heat 5 for Xbox One, PlayStation 4 and PC, selling over one million copies of these games in total. NASCAR Heat Mobile is our current game for iOS and Android with approximately five million total installs to date.

To maximize the potential of the NASCAR and future gaming franchises, including with Le Mans and the BTCC, we are making significant investments in both technology and human talent to create one of the best racing game experiences. Starting in 2021, we plan to introduce our next generation NASCAR console game, which will offer fans of the franchise and racing a “AAA” comparable game that will provide one of the most authentic and engaging experiences possible. This new NASCAR offering has been internally built from the ground up on our new proprietary racing-focused MSG Engine and will utilize Unreal Engine’s game engine, paired with the latest car physics and other components. We believe that the MSG Engine, coupled with our exclusive licensing and partnership rights with our existing racing series, will provide us an advantage over competing titles in the virtual racing space and allow us to efficiently scale to other official racing game franchises in the near future.

In conjunction with the launch of our new NASCAR console game, we plan to launch an updated NASCAR Heat Mobile in 2021, which is our NASCAR mobile racing game that will also be developed internally. Given the recent popularity and fast growing nature of the branded casual game experience, we also plan to introduce a slate of NASCAR branded casual gaming options, starting with the officially licensed NASCAR “match three” game in 2021. In addition, we have a roadmap for the development of more than a dozen anticipated mobile games, including multiple mobile products for each of our racing series.

Our current video game catalog includes the following titles:

Game	Image	Overview	Platforms	Release Date
NASCAR Heat 3		NASCAR Heat 3 is a racing video game simulating the 2018 NASCAR Cup Series and feeder competitions. It was developed by Monster Games, Inc. and published by 704Games.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 7, 2018

NASCAR Heat Mobile		NASCAR Heat Mobile is the only officially licensed, authentic NASCAR racing experience for mobile devices. It was developed by Firebrands Games and published by 704Games. To date, NASCAR Heat Mobile has had approximately five million total installs.	iOS and Android	April 25, 2017

NASCAR Heat 4		NASCAR Heat 4 is a racing video game simulating the 2019 NASCAR season. It was developed by Monster Games, Inc. and was published by 704Games. To date, NASCAR Heat 4 is the most successful sequel of the NASCAR Heat franchise based on quantity of units sold.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 13, 2019

NASCAR Heat 5		NASCAR Heat 5 is a racing video game simulating the 2020 NASCAR season. It was developed by 704Games and was published by Motorsport Games.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	July 7 and 10, 2020

NASCAR NXT*		NASCAR NXT is an upcoming racing video game simulating the 2021 NASCAR season. This is a first installment of the new series, which changes the game engine, physics, artificial intelligence and many other game fundamental components.	Xbox, PlayStation, Microsoft Windows via Steam and Nintendo Switch	Projected (Q3-2021)
*(Name TBC)

Additionally, multi-platform games for the BTCC and Le Mans are currently under development, and we currently anticipate releasing games for these racing series in 2022.

As our portfolio of official race franchise games grows, we plan to launch a direct-to-customer subscription model that will allow privileged access to this portfolio of products as well as other loyalty perks. We anticipate that other virtual racing publishers may want to participate in our subscription services, which would allow us to derive additional revenue from game titles that are not developed or published by us.

Esports Partnerships and Franchises

We recognize the growing importance and business viability of esports, especially within the racing and motorsport genres. In recognition of this importance, we manage and operate the esports platforms for numerous racing series and organizations. In 2020, we organized and facilitated 22 e-racing series for the eNHPL, Le Mans Esports Series, 24 Hours of Le Mans Virtual, official DiRT Rally 2.0 World Championship, Official World Rallycross Esports Championship, ABB Formula E Race at Home Challenge, Race of Champions Virtual Series and Karting Series. Throughout these 22 e-racing series during 2020, we broadcasted an aggregate of 56 events with a cumulative total audience viewership of approximately 55 million, up from a total of approximately 3.8 million viewers throughout 2019.

Our Audience and Our Community

Our sole stockholder, Motorsport Network, is a leading global motorsport and automotive digital media platform. Founded in 2015, Motorsport Network offers hundreds of millions of fans and enthusiasts around the globe a more thrilling and interactive experience to engage with motorsports and cars by leveraging its technology, customer intelligence and brands. Since its inception, Motorsport Network has established itself as the biggest integrated digital media company in the motorsports and automotive industry. Motorsport Network houses a world- class team of employees, across 23 countries, that creates engaging, around-the-clock content and experiences for passionate fans of motorsports and the automotive industry world-wide.

Pursuant to a promotion agreement we entered into with Motorsport Network in August 2018, Motorsport Network provides us with exclusive promotion services consisting of the use of its and its affiliates’ various media platforms to promote our business, organizations, products and services in the racing video game market and related esports activities. Accordingly, our relationship with Motorsport Network provides us access to its highly engaged, brand-loyal and affluent audience, including in the form of editorial coverage, ad stack and special organic integrations that puts us in front of this targeted audience. We believe this allows us to cultivate a passionate fanbase to engage in our offered products and services that is similar to the target audience for our racing game products, and racing esports events and platform. We also believe this audience has an active lifestyle and a passion for everything motorsport and auto-related with a strong track record of returning to trusted brands. The promotion agreement will remain in effect until such date that Motorsport Network no longer holds at least 20% of the voting interest in Motorsport Games, at which point we anticipate being able to extend or re-negotiate the promotion agreement on reasonable terms.

We have also continued to develop our audience base through our marketing efforts as discussed below under “— Marketing, Sales, and Distribution,” including through activities on Facebook, Twitter, Twitch, YouTube and other online social networks. Additionally, in 2021, we plan to develop and produce live shows that include interactive broadcasts, live streaming, and social media-oriented programs (including Twitch.tv, YouTube, Facebook, Motorsport.tv and other potential partners) for our own racing esports channel which we expect to host on Traxion.

Revenues

We currently generate revenue primarily by selling our racing video game products for video game consoles, PC, and mobile platforms through various retail and digital channels, including full-game and downloadable content. The Company also generates revenue from advertising partners and sponsors. We help our advertising partners and sponsors to generate a return on their investment by creating engaging content that reaches our large and desirable audience. We utilize multiple points of contact with our players and our audience and use every opportunity to upsell our products via our multiple platforms, in-game, email and original events.

Our esports business generates revenues from sponsorships, advertising and media rights for events and competitions. In addition, should audience patterns continue to grow and reach critical mass, we believe the esports business has the potential to generate incremental revenues through the further sale of media rights to the Company’s esports events and competitions, as well as merchandising and sports betting. In addition, our Traxion platform, which launched in beta in the first quarter of 2021, will further help us monetize our audience through sponsorship and advertising revenues as we attract a large amount of traffic to our community platform.

Marketing, Sales, and Distribution

Many of our products contain software that enables us to connect with our gamers directly, including through customized advertising and in-game messaging based on customer preferences and trends. This provides a significant marketing tool that allows us to communicate and market directly to our customers.

Other direct marketing efforts include activities on Facebook, Twitter, Twitch, YouTube and other online social networks, online advertising, public relations activity, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. Our relationship with Motorsport Network also provides us access to their highly engaged, brand-loyal and affluent audience, including in the form of editorial coverage, ad stack and special organic integrations that puts us in front of this targeted audience.

From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts, as well as co-marketing from promotional partners. For example, through our partnership with NASCAR, we benefit from having access to their extensive fanbase and social and digital media audience to market our products through email marketing campaigns, coordinated social media advertising (including Facebook and Twitter) and collaborated press releases, further expanding NASCAR and racing enthusiasts’ awareness of our products.

Additionally, 704Games is a 50/50 joint venture partner with an affiliate of the RTA to develop the eNHPL. RTA is an organization consisting of 13 NASCAR Cup Series teams and supports the promotion of eNHPL events through their individual team social and digital platforms, including by cross-posting Facebook livestreams of race broadcasts, adding eNHPL specific pages on team/sponsor websites, displaying tune-in graphics and digital promotions, generating creative content with specific eNHPL drivers, supporting NASCAR Heat social and digital content, integrating with existing partners and more. Most notable, the RTA teams include the eNHPL and NASCARHeat.com logos on the contingency space on each of their NASCAR Cup Series vehicles for a number of NASCAR events. The contingency space is located behind the front tire and in front of the car number, placing the logos in prime sponsorship space on the race car. These logos are clearly visible on the cars during televised race action and are also clearly seen in Victory Lane photos, leading to increased awareness about the eNHPL through this unique promotional channel.

We also are able to sell directly to consumers through various digital platforms. Our products and content are available for consumers to purchase and download at their convenience directly to their video game console, PC, or mobile device through our platform partners, including Microsoft Corporation (“Microsoft”), Sony Interactive Entertainment Inc. (“Sony”), Apple, Google and Steam. In the future, we expect to utilize our proprietary online gaming platform Traxion, to distribute most of our content directly to consumers.

Our physical gaming products are sold primarily through a distribution network with exclusive partners who specialize in the distribution of games, including through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We currently derive, and expect to continue to derive, significant revenues from sales of our products to a very limited number of distribution partners. For the year ended December 31, 2020, through our main distribution partner we sold substantially all of our physical products for the retail market, which represented approximately 34% of our total revenue.

Customer Concentration

For each of the years ended December 31, 2020 and 2019, our three largest customers accounted for approximately 78% of our revenue. No other customer accounted for 10% or more of our revenues in those periods. For the years ended December 31, 2020 and 2019, one customer accounted for approximately 82% and 83% of our accounts receivable, respectively. No other customer accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Digital Marketing Strategy

At Motorsport Games, we believe that our audience is our most valuable asset. Accordingly, in order to maximize revenue and product offerings, we utilize an audience-centric approach, which is the engine that runs our business.

We start with collecting audience data across all our products, platforms, campaigns, attribution models, and analytics tools. These metrics are then turned into actionable insights. The centralization of this data is critical to our efficiency, as we are able to spend more time analyzing insights than correlating the data.

Our success is driven by monitoring audience signals rather than focusing on the creation of customer segments. This allows us to understand three key areas—consumer behavior changes, brand perception, and location in the sales funnel—which in turn allows us to build relationships that people will value instead of simply focusing on the products people may buy.

We intend to maximize our bottom line by utilizing this intelligence to personalize messaging, product positioning, and creatives based on user signals and their position in the funnel. This eliminates ad spend waste and increases conversion significantly while simultaneously driving our return on investment.

To protect our bottom line, we follow a performance marketing mind set. We set a goal and create personalized content to inspire action by the consumer. We are then able to optimize a campaign based on how the actual results compare to the original goal. Our in-house team then monitors the campaign to re-align and revise it on a constant basis, looking for ways to make our marketing initiatives more efficient.

Strategic Licenses and Partnerships

NASCAR

We are currently party to a series of license agreements with NASCAR for worldwide rights to use the NASCAR brand. Through our acquisition of 704Games in 2018, we obtained the exclusive right, subject to certain limited exceptions, to use certain licensed rights (including the rights of certain NASCAR teams) to develop, promote, advertise, distribute, manufacture and package simulation-style video gaming products, which are NASCAR-branded video game products that have a stock car and/or truck racing theme relating to NASCAR-sanctioned events intended to replicate authentic NASCAR racing competition rules and structure. The limited exceptions to this exclusive right represent third-party NASCAR- branded casual games, which may incorporate some mix of core characteristics of simulation-style video gaming products provided they are utilized with additional distinguishing creative liberties which are not consistent with authentic NASCAR racing. We also have a non-exclusive right to use certain licensed rights (including the rights of certain NASCAR teams) to develop, promote, advertise, distribute, manufacture and package other NASCAR-branded driving or non-driving gaming products.

In addition, we have the exclusive right to use simulation-style video gaming products as the platform for conducting and administering esports leagues and events for NASCAR, subject to certain limited exceptions. Such exceptions include esports events relating to iRacing, which is a NASCAR-sanctioned motorsport racing simulation currently available for the PC platform and designed to imitate exact NASCAR racing physics and conditions (including for certain NASCAR racing series), and certain competitive gaming events that fall outside of the exclusivity granted to us.

Our current license arrangement with NASCAR, which was extended 10 years simultaneously with the acquisition of 704Games, expires on December 31, 2029. The license arrangement provides for a commitment by both parties to participate in exclusive negotiations to renew the license, beginning March 1, 2028, and lasting for a period of at least 90 days. The license arrangement also requires us to pay royalties, including certain minimum annual guarantees, on an ongoing basis to NASCAR and to meet certain product distribution, development, marketing and related milestones.

Le Mans

On March 15, 2019, we formed Le Mans Esports Series Limited as a joint venture between Motorsport Games and ACO with the primary purpose of carrying on the promotion of and running of an esports event business replicating races of the WEC and the Le Mans race on an electronic gaming platform. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the Le Mans race and the WEC through a separate license agreement. This license expires ten years beginning from the date of our first release of a WEC or Le Mans race video gaming product with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. In exchange for such license, we agreed to fund up to €8,000,000 (approximately $9.8 million USD as of December 31, 2020) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the license. Additionally, we are obligated to pay ACO an annual payment beginning from the time of the launch of the first video game product and continuing on each anniversary thereof for the term of the license. In addition, through this joint venture, we have the right to create and organize esports leagues and events for the Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event through certain additional license agreements. These additional license agreements, which were granted on a royalty-free basis, each expire January 25, 2031 with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. This joint venture shall continue until the earlier of the date on which the parties cease to be beneficially entitled in the aggregate to 25% or more of the equity share capital of the joint venture, the parties otherwise cease to control the affairs of the joint venture or the date of the commencement of the winding-up of the joint venture. If certain events of defaults occur, the non-defaulting party has a call option pursuant to which it can force the defaulting party to sell all (but not part) of its ownership in the joint venture in accordance with the joint venture agreement.

BTCC

On May 29, 2020, we entered into a license agreement with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to the agreement, we were granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles and mobile applications, esports series and esports events (including our esports platform). In exchange for the license, the agreement requires us to pay BARC an initial fee in two installments, the first of which was due on June 5, 2020 and the second installment of which is due upon the earlier of 60 days after the release of the products contemplated by the license or May 29, 2022. Following the initial fee, the agreement also requires us to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. The agreement shall remain in effect through December 31, 2026. However, if BARC’s license agreement with Motorsport Games Inc.to promote the BTCC is extended, BARC shall notify us and discussions for an extension of the agreement shall take place no later than March 31, 2026. BARC may terminate early only for cause as defined in the agreement. Upon termination, all outstanding royalty fees become due. Except in the event of termination for breach, a sell off period will begin and continue until the earlier of 180 days from such termination or December 31, 2026.

RTA

On March 1, 2019, we formed the Racing Pro League, LLC as a 50/50 joint venture between our subsidiary 704Games and an affiliate of RTA, with the primary purpose to create, own and operate the eNHPL, a stock car and/or stock truck racing themed, mass market, esports multiplayer competition video gaming league based on the NASCAR Heat video game series, pursuant to the terms and conditions of existing license agreements with NASCAR (for so long as they are in effect). As part of this joint venture, 704Games manages day-to-day operations of the eNHPL and RTA provides certain intellectual property rights from RTA teams and supports the promotion of eNHPL events through their individual team social and digital platforms, team/sponsor websites, digital promotions, content with specific eNHPL drivers, integration with existing partners and more. This joint venture shall continue until dissolved by the approval of the board of Racing Pro League, LLC and each of 704Games and RTA, as members, or as required by law.

Epic Games

On August 11, 2020, through our wholly-owned subsidiary, MS Gaming Development LLC, we entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, we were granted a nonexclusive, nontransferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for our next generation of games. In exchange for the license, the agreement requires us to pay Epic an initial license fee, royalties, support fees and supplemental license fees for additional platforms. During a two-year support period, Epic will use commercially reasonable efforts to provide us with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. The agreement is effective until terminated under the provisions of the agreement; however, pursuant to the terms of the agreement, we can only actively develop new or existing authorized products during a five-year active development period, which terminates on August 11, 2025.

Arrangements with Console Manufacturers

Under the terms of agreements we have entered into with Sony and its affiliates and with Microsoft and its affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation and Xbox consoles, respectively. Under these agreements with Sony and Microsoft, we have the non-exclusive right to use, for the specified term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally-delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony or Microsoft (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony and Microsoft, such as manufacturing terms, delivery times, policies and approval conditions, are determined unilaterally, and are subject to change by the console manufacturers.

The license agreements also require us to indemnify the console manufacturers for any loss, liability and expense resulting from any claim against the console manufacturer regarding our games and services, including any claims for patent, copyright or trademark infringement brought against the console manufacturer. Each license may be terminated by the console manufacturer or shall terminate if a breach or default by us is not cured after we receive written notice from the console manufacturer, or if we become insolvent. The console manufacturers are not obligated to enter into license agreements with us for any future consoles, products or services.

Product Development and Support

We develop and produce our titles using a model in which a group of creative, technical, and production professionals, including designers, producers, programmers, artists, sound engineers, and others in coordination with our marketing, finance, analytics, sales, and other professionals, has responsibility for the entire development and production process, including the supervision and coordination of, where appropriate, external resources. We believe this model allows us to deploy the best resources for a given task, by supplementing our internal expertise with top-quality external resources on an as-needed basis.

In addition to our experienced development team, we rely on third-party software developers for the partial development of our titles. From time to time, we also acquire the license rights to publish and/or distribute software products. Additionally, in March 2021, we announced the agreement to acquire Studio397 B.V., a company that specializes in realistic, accurate and engaging simulation racing experiences through their rFactor Technology platform. The rFactor Technology is used, for example, in providing car handling physics and performance, and will be integrated and incorporated into our next generation NASCAR console game (NASCAR NXT), which we currently anticipate releasing in 2021, as well as any sequels.

We also provide various forms of product support. Central technology and development teams review, assess, and provide support to products throughout the development process. Quality assurance personnel are also involved throughout the development and production of published content. We subject all such content to extensive testing before public release to ensure compatibility with appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our content, we generally provide rapid game support to players through various means, primarily online through our social media channels.

Competition

The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. We believe that the main competitive factors in the interactive entertainment industry include: product features, game quality, and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; online capability and functionality; ease of use; price; marketing support; and quality of customer service.

We specifically compete with other publishers of virtual racing video games for console, PC, and mobile entertainment, including Codemasters and other major video game publishers and esports companies, such as Electronic Arts. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Sony, and Nintendo, compete directly with us in the development of game titles for their respective platforms, including titles in the motorsport racing genre, even though they generally cannot create branded NASCAR, Le Mans or BTCC games for which we hold, or expect to hold, exclusive licenses, subject to certain limited exceptions. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers, and we must compete with them for our audience base.

In a broad sense, we compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies, as well as with providers of different forms of entertainment, such as film, television, social networking, music and other consumer products.

Seasonality in Our Business

Historically, we have seen a high degree of seasonality in our business and financial results due to the introduction of seasonal video game updates. We generally aim to synchronize these yearly video game updates with the start of the new racing season and race calendars. Overall, our sales volumes are strongest around the time we launch our new products and also tend to be stronger at the start of the NASCAR racing season. We expect similar patterns for new racing series we are or may be in the process of developing and publishing in the future. We have also historically experienced a higher demand for our games during our fourth calendar quarter due to seasonal holiday demand.

Employees

Our business relies on our ability to attract and retain the right team to enable us to be a leading game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world. We invest heavily in hiring and retaining talented people, particularly as we grow our business. Our headcount as of December 31, 2020 was 96 full-time employees, including 65 game developers located primarily in the United States, the United Kingdom and the Russian Federation, none of which were covered by collective bargaining agreements. We believe that relations with our employees are generally good.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players, and deliver products and services, and may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Government regulations applicable to us may negatively impact our business” for additional information.

Intellectual Property

Our business is based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, trademarks and copyrights, and trade secrets that we use to develop our games and to enable them to run properly on multiple platforms. Other intellectual property we integrate includes audio-visual elements, including graphics, music and interface design.

While most of the intellectual property we use is created by us, we have acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. These agreements typically limit our use of intellectual property to specific uses and for specific time periods.

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with third parties. We also engage in monitoring and enforcement activities with respect to infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress and domain names to protect our games and other intellectual property. We typically own the copyright to the software code to our content, as well as the brand or title name trademark under which our games are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.

Corporate History and Available Information

Motorsport Gaming US LLC was organized as a limited liability company on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. in connection with our IPO. Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming US LLC, Motorsport Network, converted into an aggregate of (i) 7,000,000 shares of Class A common stock of Motorsport Games Inc. and (ii) 7,000,000 shares of Class B common stock of Motorsport Games Inc., representing all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion.

Our Internet address is www.motorsportgames.com. We make available free of charge through our website copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

In order to remain competitive, we must continuously develop new products or enhancements to our existing products. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only a limited period of time unless refreshed or otherwise enhanced. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from us or reducing our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high-quality and well-received games, if our marketing fails to resonate with our consumers, if consumers lose interest in a genre of games we produce, if the use of cross-promotion within our mobile games to retain consumers becomes less effective, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues and profit margins could decline. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well- received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received games typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other games, reducing sales for those other games.

Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

All of our revenue is currently generated, and is expected to continue to be substantially generated, from products in the racing game genre. Accordingly, our future success will depend on the popularity of games in the racing game genre with consumers. Consumer preferences are difficult to predict and subject to frequent changes, and if interest in the racing game genre declines, even if our share of the racing game genre is stable or expands, our operating results could suffer. Additionally, our concentration in the racing game genre could place us at a disadvantage against other gaming companies that offer a more diverse selection of games.

If we do not provide high-quality products, our business may be negatively impacted.

Consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our creation and organization of esports leagues and events, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business.

If we fail to deliver products in a timely manner, our business may be negatively impacted.

Delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business, our revenues and reputation and could cause our results of operations to be materially different from expectations. This is particularly the case where we seek to release certain products in conjunction with key events, such as the beginning of a racing season or a major racing event. If we fail to release our products in a timely manner, or if we are unable to continue to improve our existing games by adding features and functionality that will encourage continued engagement with these games, our business may be negatively impacted. Moreover, if we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example as a result of the COVID-19 pandemic, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

Additionally, the amount of lead time and cost involved in the development of high-quality products is increasing due to growing technical complexities and higher expectations from consumers. As a result, it is especially critical that we accurately predict consumer demand for such products. If our future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial up-front development and marketing costs associated with those products.

The recent COVID-19 pandemic has impacted our operations and could adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.

The global spread of the COVID-19 pandemic has created significant business uncertainty for us and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns.

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021 or later. Additionally, new strains of COVID-19 are surfacing, and the effectiveness of the approved vaccines on these new strains is unknown. Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including, among other things, on the U.S. economy and consumer confidence. Such impact could have a material adverse effect on our business operations, financial performance and results of operations.

As a result of the COVID-19 pandemic, including the related responses from government authorities, our business and operations have been impacted, including the temporary closure of our offices in Orlando, Florida, Silverstone, England, and Moscow, Russia, which has resulted in our employees working remotely. During the COVID-19 outbreak, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. Additionally, in our esports business, the COVID-19 pandemic has resulted in the postponing of certain events to later dates or shifting events from an in-person format to online only.

Our business operations, financial performance and results of operations could be further adversely affected in a number of ways, including, but not limited to, the following:

●	reduced consumer demand for our products and adverse effects on the discretionary spending patterns of our customers, including the ability of our customers to pay for our products;

●	the operations and seasons of the motorsports industry may be further altered or even canceled due to the COVID-19 pandemic, which may further affect the demand for our products and esports business;

●	further disruptions to our operations, including any additional closures of our offices and facilities, which may affect our ability to develop, market, and sell our products;

●	disruptions to the operations of our counterparties, including the physical retail, digital download online platforms, and cloud streaming services we rely on for the distribution of our products, the suppliers who manufacture our physical products and other third parties with which we partner (e.g., to market or ship our products);

●	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

●	a fluctuation in foreign currency exchange rates, which could impact our operations in the United Kingdom and Russia, or interest rates could result from market uncertainties; and

●	an increase in the cost or the difficulty of obtaining debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

Additionally, an increase in the number of employees working remotely due to the COVID-19 pandemic also increases the potential adverse impact of risk associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breaches, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks, can have adverse effects on our business.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Further, key personnel could contract COVID-19, hindering their availability and productivity.

Any of the foregoing could adversely affect our business operations, financial performance and results of operations. The potential effects of the COVID-19 pandemic may also impact our other risk factors described in this “Risk Factors” section. The degree to which the COVID-19 pandemic impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume.

Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition and operating results.

Our product purchases are predominately driven by discretionary spending by consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions, such as a prolonged U.S. or international general economic downturn, whether or not caused by the COVID-19 pandemic, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, could also reduce consumer spending. Reduced consumer spending may in the future result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. As a result of the COVID-19 pandemic, our counterparty credit risk may be particularly exacerbated, as certain of our counterparties may face financial difficulties in paying owed amounts on a timely basis or at all. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, costs associated with developing and publishing our products, the cost and availability of sources of financing, and our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

We are particularly susceptible to market conditions and risks specific to the entertainment industry, which include the popularity, price, and timing of our products; changes in consumer demographics; the availability and popularity of other forms of entertainment and leisure; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

The video game and esports industry is significantly dependent on the popularity of a small number of games, and we may not have access to “hit” games or titles.

The video game and esports industries have generally been dominated by a select few “hit” game titles. Accordingly, the success of our esports events will be closely linked to the quality and popularity of the games we publish or support for our esports events. Further, if we are unable to produce engaging and popular games, we may fail to sell the expected number of console games, meet our target install number for our mobile games, attract sufficient numbers of gamers to participate in our esports events and our live esports streams may not attract a growing audience, all of which may have a material and adverse impact on our results of operations and financial conditions.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are responsible for a disproportionately high percentage of our profits. For example, revenues associated with the NASCAR Heat franchise accounted for approximately 99% of our total revenue for the years ended December 31, 2020 and 2019. In the future, we expect this trend to continue with a relatively limited number of franchises producing a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Most of our products and services are based on or incorporate intellectual property owned by others. For example, we have obtained an exclusive license for our NASCAR racing video games and related-esports franchise (subject to certain limited exceptions), as well as exclusive licenses to develop multi-platform games for the BTCC, the Le Mans race and the WEC. Additionally, through a series of joint ventures and other agreements with various racing series, we own exclusive rights to operate various esports tournaments and leagues, including the Le Mans Esports tournament and the eNHPL. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. Competition for these licenses also may increase minimum guarantees and royalty rates payable to licensors and developers, which could significantly increase our costs and reduce our profitability.

The importance of retail sales to our business exposes us to the risks of that business model.

While our customer base is increasingly purchasing our games as digital downloads, retail sales will remain important to our business. These products are sold primarily through a distribution network with exclusive partners who specialize in the distribution of games, including through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). The loss of, or a significant reduction in sales by, any of these retailers could have adverse consequences to our business and results of operations.

Moreover, the importance of retail sales to our business exposes us to the risk of price protection with respect to our distribution partners and retailers. Price protection, when granted, allows these distribution partners and retailers to receive a credit from us against amounts owed to us with respect to merchandise unsold by them. We typically grant price protection to distribution partners and retailers who meet certain conditions, which include compliance with applicable payment and marketing terms, delivery of weekly inventory and sales information and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other industry factors. Although we maintain a reserve for price protection, and although we may place limits on price protection, we may be required to provide substantial price protection to maintain our relationships with retailers and our distribution partners.

Further, retailers typically have a limited amount of “brick and mortar” shelf space and promotional resources, and there is intense competition for high-quality retail shelf space and promotional support from retailers. Similarly, for online retail sales, there is increasing competition for premium placement on websites. Competition for shelf space or premium online placement may intensify and require us to increase our marketing expenditures. Additionally, retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers, such as those perceived to be “AAA” titles. We cannot be certain that our new products will achieve such “best seller” status. Due to increased competition for limited shelf space, retailers and distribution partners are in an increasingly strong position to negotiate favorable terms of sale, including price discounts, price protection and marketing and display fees, as applicable. Our products constitute a relatively small percentage of most retailers’ sales volume. We cannot be certain that retailers will continue to purchase our products or provide those products with adequate levels of shelf space and promotional support on acceptable terms.

We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business.

As discussed above, our products are sold primarily through a distribution network with exclusive partners that specialize in the distribution of games and, in turn, sell our products to retailers. We currently derive, and expect to continue to derive, significant revenues from sales of our products to a very limited number of distribution partners. For the year ended December 31, 2020, we had one distribution partner through which we sold substantially all of our products for the retail market, which represented approximately 34% of our total revenue. This concentration of sales to a single distribution partner could lead to a disruption to our business if this partner significantly reduces its purchases or ceases to offer our products. We also could be more vulnerable to collection risk if this partner experiences a deterioration of its business or declares bankruptcy. Having a significant portion of our retail sales concentrated through a single distribution partner could also reduce our negotiating leverage. Accordingly, if we are unable to negotiate favorable terms with our existing or future distribution partners, our business and results of operations could be adversely affected.

Our digital entertainment and social platform, www.motorsportgames.com, and our other current and future digital entertainment and social platforms, are dependent on our ability to provide interesting and useful high-quality content.

The quality of the content offered on www.motorsportgames.com and our other current and future digital entertainment and social platforms is critical to the success of such platforms. In order to attract and retain users, we must offer interesting and useful high-quality content and enhance our users’ viewing experience. Further, we must remain sensitive to and responsive to evolving user preferences and offer content that appeals to our users. For example, in 2021, we plan to develop and produce live shows that include interactive broadcasts, live streaming, and social media-oriented programs (including on Twitch.tv, YouTube, Facebook, Motorsport.tv and other potential partners) for our own racing esports channel, which we expect to host on Traxion, our go-to destination for the virtual racing community that launched in beta in the first quarter of 2021. If we are unable to generate quality content satisfactory to our users, we may suffer from reduced user traffic, which could negatively impact our business.

Our business is partly dependent on our ability to enter into successful software development arrangements with third parties.

We currently rely on third-party software developers for the partial development of all of our titles, and in the future, we expect to continue to rely on third-party software developers for the partial development of some of our titles. Accordingly, our success depends in part on our ability to enter into successful software development arrangements with such third-party developers. Generally, quality third-party developers are continually in high demand. Software developers who have helped develop titles for us in the past may not be available to develop software for us in the future for various reasons, including their engagement on other projects. Due to the limited number of quality third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis, within acceptable quality standards, or at all. Additionally, we have entered into agreements with certain third parties to use licensed intellectual property in our titles. These agreements typically require us to make development payments, pay license fees and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs in bringing particular products to market. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and have a material adverse effect on our business, financial condition and operating results.

Our business depends in part on the success and availability of platforms and mass media channels developed by third parties and our ability to develop commercially successful content, products, and services for those platforms.

The success of our business is driven in part by the commercial success and adequate supply of third-party platforms for which we develop our products and services or through which our products and services are distributed or marketed, including our league tournaments and competitions, such as through Twitch. Our success also depends on our ability to accurately predict which channels, platforms and distribution methods will be successful in the marketplace, our ability to develop commercially successful content, products and services for these platforms, our ability to simultaneously manage products and services on multiple platforms, our ability to effectively transition our products and services to new platforms, and our ability to effectively manage the transition of our gamers from one generation or demographic to the next. We must make product development decisions and commit significant resources well in advance of the commercial availability of new platforms and channels, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain channels and platforms. A platform for which we are developing products and services may not succeed as expected or new platforms may take market share and interactive entertainment consumers away from platforms for which we have devoted significant resources. If consumer demand for the channels or platforms for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

Third-party platform providers may be able to influence our products and costs.

We plan to derive significant revenues from the distribution of certain of our future products on third-party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook. These platforms may also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms modify their current or future discovery mechanisms, communication channels available to developers, operating systems, terms of service or other policies (including fees), or they develop their own competitive offerings, our business could be negatively impacted. Additionally, if these platform providers are required to change how they label free-to-play games or take payment for in-app purchases or change how the personal information of consumers is made available to developers, our business could be negatively impacted.

Moreover, when we develop interactive entertainment software products for hardware platforms offered by companies such as Sony, Microsoft, or Nintendo, the physical products are replicated exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers typically include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow the hardware manufacturers substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and may manufacture products for other licensees, a manufacturer may give priority to its own products or those of our competitors. Accordingly, console manufacturers like Sony, Microsoft, or Nintendo could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could negatively impact our business.

The platform providers also control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our products. The control that the platform providers have over the fee structures and/or retail pricing for products and services for their platforms and online networks could impact the volume of purchases of our products made over their networks and our profitability. With respect to certain downloadable content and microtransactions, the networks provided by these platform providers are the exclusive means of selling and distributing this content. Further, increased competition for limited premium “digital shelf space” has placed the platform providers in an increasingly better position to negotiate favorable terms of sale. If the platform provider establishes terms that restrict our offerings on its platform, significantly changes the financial terms on which these products or services are offered, or does not approve the inclusion of online capabilities in our console products, our business could be negatively impacted.

The increasing importance of free-to-play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.

Currently, only our NASCAR Heat Mobile title is a free-to-play game, but the success of our business is partially dependent on our ability to develop, enhance and monetize additional free-to-play games. As such, we are increasingly exposed to the risks of the free-to-play business model. For example, we may invest in the development of new free-to- play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, if: (1) we are unable to continue to offer free-to-play games that encourage consumers to purchase our virtual currency and subsequently use it to buy our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) these consumers do not continue to play our free-to-play games or purchase virtual items at the same rate; (4) our platform providers make it more difficult or expensive for players to purchase our virtual currency; or (5) we cannot encourage significant additional consumers to purchase virtual items in our free-to-play games, our business may be negatively impacted.

Furthermore, as there are relatively low barriers to entry to developing mobile or online free-to-play or other casual games, we expect new competitors to enter the market and existing competitors to allocate more resources to developing and marketing competing games and applications. We compete, or may compete, with a vast number of small companies and individuals who are able to create and launch casual games and other content using relatively limited resources and with relatively limited start-up time or expertise. Competition for the attention of consumers on mobile devices is intense, as the number of applications on mobile devices has been increasing dramatically, which, in turn, has required increased marketing to garner consumer awareness and attention. This increased competition could negatively impact our business. In addition, a continuing industry shift to free-to-play games could result in a deprioritization of our other products by traditional retailers and distributors.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. In particular, our esports business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports and amateur online gaming competitions is relatively new and rapidly developing and is subject to significant challenges. Our business relies upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such community through tournament fees, subscriptions for our esports gaming services, and advertising and sponsorship opportunities. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the esports gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve. We cannot assure you that we will succeed in any of these aspects or that the esports gaming industry will continue to grow as rapidly as it has in the past.

We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we fail to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events as online viewership of our esports gaming offerings expand. Our revenues from advertising and sponsorship partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the esports gaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our gaming platform. If the online advertising and sponsorship market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising and sponsorship revenue and our profitability and prospects may be materially and adversely affected.

We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel.

Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. Certain employees, such as game designers, product managers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

Competition in the interactive entertainment industry is intense, and our existing and potential users may be attracted to competing products or other forms of entertainment.

We compete with other publishers of interactive entertainment software, both within and outside the United States. Generally, some of our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. In addition, competitors with large portfolios and popular games typically have greater influence with platform providers, retailers, distributors and other customers who may, in turn, provide more favorable support to those competitors’ games.

Further, the esports gaming industry generally is highly competitive. For our esports business, our competitors range from established leagues and championships owned directly, as well as leagues franchised by, well-known and capitalized game publishers and developers, interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the amateur esports gaming ecosystem. If our competitors develop and launch competing amateur city leagues, tournaments or competitions, or develop a more successful amateur online gaming platform for games similar to ours, then our revenue, margins, and profitability will decline.

Additionally, we compete with other forms of entertainment and leisure activities. As our business continues to expand in complexity and scope, we have increased exposure to additional competitors, including those with access to large existing user bases and control over distribution channels. Further, it is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to these competitive pressures could negatively impact our business.

Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players, which may negatively affect players’ game-playing experiences and our ability to reliably validate our audience metric reporting and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in our games, play them in an automated way, collude to alter the intended game play or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly and may reduce the demand for virtual items, disrupting our in-game economy. If we are unable to discover and disable these programs quickly, our operations may be disrupted, our reputation may be damaged, players may stop playing our games and our ability to reliably validate our audience metrics may be negatively affected. These “cheating” programs and scam offers may result in lost revenue from paying players, disrupt our in-game economies, divert our personnel’s time, increase costs of developing technological measures to combat these programs and activities, increase our customer service costs needed to respond to dissatisfied players, and lead to legal claims.

Some of our players may make sales or purchases of virtual items used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.

Virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual items through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites. The virtual items offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, scamming our players with fake offers for virtual items or other game benefits, or credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

●	decreasing revenue from authorized transactions;

●	creating downward pressure on the prices we charge players for our virtual currency and virtual items;

●	increasing chargebacks from unauthorized credit card transactions;

●	causing us to lose revenue from dissatisfied players who stop playing a particular game;

●	increasing costs we incur to develop technological measures to curtail unauthorized transactions;

●	resulting in negative publicity or harming our reputation with players and partners; and

●	increasing customer support costs to respond to dissatisfied players.

There can be no assurance that our efforts to prevent or minimize these unauthorized or fraudulent transactions will be successful.

The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.

Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of direct and indirect advertising channels, including through activities on Facebook, Twitter, Twitch, YouTube and other online social networks, online advertising, public relations activity, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. If we are unable to recover our marketing costs, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

Our games are subject to scrutiny regarding the appropriateness of their content. If we fail to receive our target ratings for certain titles, or if our retailers refuse to sell such titles due to what they perceive to be objectionable content, it could have a negative impact on our business.

Certain of our gaming products are subject to ratings by the Entertainment Software Rating Board (the “ESRB”), a self-regulatory body based in the United States that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity, or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple Inc.’s (“Apple”) use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (IARC) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if one of our games is “re-rated” for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have generally been unsuccessful in the courts, claims of this kind may be asserted and be successful in the future.

We rely on Internet search engines and social networking sites to help drive traffic to our website, and if we fail to appear prominently in search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines such as Google, Bing and Yahoo! and social networking sites such as Facebook to drive traffic to our websites. Our ability to maintain and increase the number of visitors directed to our websites is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

Government regulations applicable to us may negatively impact our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, electronic contracts and communications, mobile communications, data collection, retention, consumer protection, and publishing activities, including production and delivery of content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, which have restricted our ability to gather and use data about our users, could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States (including compliance with the California Consumer Privacy Act), Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and revenue. Furthermore, the costs of compliance with these laws may increase in the future as a result of changes in interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

Certain of our business models could be subject to new laws or regulations or evolving interpretations of existing laws and regulations. For example, the growth and development of electronic commerce, virtual items and virtual currency has prompted calls for laws and regulations that could limit or restrict the sale of our products and services or otherwise impact our products and services. In addition, we include modes in our games that allow players to compete against each other and manage player competitions that are based on our products and services. New laws related to these business models, or changes in the interpretation of current laws that impact these business models, could subject us to additional regulation and oversight, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, penalties and harm to our reputation and brand.

We are subject to laws in certain foreign countries, and adhere to industry standards in the United States, that mandate rating requirements or set other restrictions on the advertisement or distribution of interactive entertainment software based on content. In addition, certain foreign countries allow government censorship of interactive entertainment software products. Adoption of ratings systems, censorship or restrictions on distribution of interactive entertainment software based on content could harm our business by limiting the products we are able to offer to our customers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.

Companies and governmental agencies may restrict access to platforms, our website, mobile applications or the Internet generally, which could lead to the loss or slower growth of our player base.

Our players generally need to access the Internet and platforms such as the Apple App Store, Google Play Store, Facebook, or our gaming platform to play many of our games. Companies and governmental agencies could block access to any platform, our website, mobile applications or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Apple, Google, Facebook, and our website or any social platform. If companies or governmental entities block or limit access or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and we could lose or experience slower growth in our player base.

If we do not adequately address the shift to mobile device technology by our customers, operating results could be harmed and our growth could be negatively affected.

Consumers are increasingly using their mobile devices for entertainment, including for playing mobile games. As a result, our future success depends in part on our ability to provide adequate functionality for mobile gamers. The shift to mobile technology by our users may harm our business in the following ways:

●	Customers visiting our website from a mobile device may not accept mobile technology as a viable long- term platform to play. This may occur for a number of reasons, including our ability to provide the same level of website functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity.

●	We may not continue to innovate and introduce enhanced products that can be suitably conveyed on mobile platforms.

●	Consumers using mobile devices may believe that our competitors offer superior products and features based in part on our inability to provide sufficient website functionality to convince a mobile device user to transact with us.

If we do not develop suitable functionality for users who visit our website using a mobile device or consumers do not play our mobile gaming products, our business and operating results could be harmed.

We are exposed to seasonality in the sale of our retail products.

Historically, we have seen a high degree of seasonality in our business and financial results due to the introduction of seasonal video game updates. For example, we have typically experienced higher levels of consumer demand occurring during and around the launch of the seasonal annual update of a racing series product, the overall start of the racing season, and the calendar year-end holiday buying season. Receivables and credit risk are likewise higher during these periods, as retailers increase their purchases of our products in anticipation of increased demand. Delays in development, approvals or manufacturing could affect the timing of the release of products, causing us to miss key selling periods, which could negatively impact our business.

Our retail products, online gaming platform and games offered through our gaming platform may contain defects.

Our retail products, online gaming platform and the games offered through our gaming platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in our retail products and gaming platform before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. Further, we have not undertaken independent third-party testing, verification or analysis of our gaming platform and associated systems and controls. Therefore, our products, gaming platform and quality controls and the preventative measures we have implemented may not be effective in detecting all defects in our products and gaming platform. In the event a significant defect in our retail products, gaming platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our esports events and other gameplay, or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

We may be held liable for information or content displayed on, retrieved from or linked to our gaming platform, or distributed to our users.

Our interactive live streaming platform enables gamers to exchange information and engage in various other online activities. Although we require our gamers to register under their real names, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers. In addition, because a majority of the communications on our online and in- person gaming platform is conducted in real time, we are unable to examine the content generated by gamers before it is posted or streamed. Therefore, it is possible that gamers may engage in illegal, obscene or incendiary conversations or activities, including publishing of inappropriate or illegal content. If any content on our platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through our platform. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of gamers, which may adversely affect our results of operations.

Additionally, we currently generate, and intend to generate in the future, revenue through offering advertising within certain of our franchises. The content of in-game advertisements is generally created and delivered by third-party advertisers without our pre-approval, and, as such, objectionable content may be published in our games by these advertisers. This objectionable third party-created content may expose us to regulatory action or claims related to content, or otherwise negatively impact our business.

We may experience security breaches and cyber threats.

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure, including third-party cloud hosting and broadband, provided by third-party business partners to support the in-person and online functionality of our gaming platform. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect, and the techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our networks and gaming platform change frequently and often are not detected. Our systems and processes to guard against cyber risks and to help protect our data and systems, and the systems and processes of our third-party business partners, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our gaming platform, degrade the gamer experience, cause gamers to lose confidence in our gaming platform and cease utilizing it, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Our business could be adversely affected if our data privacy and security practices are inadequate, or are perceived as being inadequate, to prevent data breaches, or under the applicable data privacy and security laws generally.

In the course of our business, we may collect, process, store and use gamer and other information, including personally identifiable information, passwords and credit card information. Our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. The unauthorized access, acquisition or disclosure of this information, or a perception that we do not adequately secure this information, could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially affected. In addition, third-party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our credibility to our gamer community.

We depend on servers and Internet bandwidth to operate our games and digital services with online features. If we were to lose server capacity or lack sufficient Internet bandwidth for any reason, our business could suffer.

We rely on data servers, including those owned or controlled by third parties, to enable our customers to download our games and other downloadable content, to access our online gaming platform, and to operate other products with online functionality. Events such as limited hardware failure, any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents security measures, or a failure of disaster recovery services would likely interrupt the functionality of our games with online services and could result in a loss of sales for games and related services. An extended interruption of service could materially adversely affect our business, financial condition and operating results. See “—Risks Related to Our Business and Industry—A significant disruption in service on our website or platforms could damage our reputation and result in a loss of traffic and visitors, which could harm our business, brand, operating results and financial condition” for additional information.

If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our consumers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our consumer base and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

Because of the importance of our online business to our revenues and results of operations, our ability to access adequate Internet bandwidth and online computational resources to support our business is critical. If the price of either such resource increases, we may not be able to increase our prices or subscriber levels to compensate for such costs, which could materially adversely affect our business, financial condition and operating results.

A significant disruption in service on our website or platforms could damage our reputation and result in a loss of traffic and visitors, which could harm our business, brand, operating results and financial condition.

Our brands, reputation and ability to attract gamers or visitors depend on the reliable performance of our games, website and the supporting systems, technology and infrastructure. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, could affect the availability of our inventory on our website and prevent or inhibit the ability of customers to access our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

Substantially all of the communications, network and computer hardware used to operate our websites are located at co-location facilities. Although we have multiple locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.

Problems faced by our third-party web hosting providers could adversely affect the experience of our customers. For example, our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could interrupt our customers’ access to our inventory and our access to data that drives our inventory listing operations, as well as cause delays and additional expense in arranging access to video and digital content and services, any of which could harm our reputation, business, operating results and financial condition.

Our business partners may be unable to honor their obligations to us or their actions may put us at risk.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees in many areas of our business. Their actions may put our business and our reputation and brand at risk. For example, we may have disputes with our business partners that may impact our business and/or financial results. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support to our teams, and they may misappropriate our information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns, poor business decisions, insolvency, or reputational harm may adversely affect our business partners, and they may not be able to continue honoring their obligations to us or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms, or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, including due to their insolvency or business failure, our business could be harmed and our financial results could be materially affected.

Our efforts to expand into new products and services may subject us to additional risks.

We are actively investing to capitalize on new trends (e.g., tracking and experimenting with other casual gaming formats, such as a “match three” game, adopted for our audience) to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred in developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.

Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

Our business depends on our intellectual property, technology and confidential information, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property, technology and confidential information. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider to be proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

We currently lease or hold rights to certain domain names associated with our business. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that are otherwise important for our business.

The costs involved in enforcement of our intellectual property rights could harm our business, financial condition and results of operations.

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the U.S. and in certain locations outside the U.S. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works. Enforcement of our intellectual property rights to certain trademarks and service marks, such as NASCAR, the BTCC and/or Le Mans, will require reliance on enforcement efforts of third parties.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. If we fail to maintain, protect and enhance our intellectual property rights, our business, financial condition and results of operations may be harmed.

We may be subject to claims of infringement of third-party intellectual property rights.

From time to time, third parties may claim that we have infringed their intellectual property rights. For example, patent holding companies may assert patent claims against us in which they seek to monetize patents they have purchased or otherwise obtained. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement.

Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting our products, our gaming platform or other features or services, including esports events, which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm our business.

In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing interactive entertainment software products and services, such as those offered on our gaming platform or that we would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery to gamers may be precluded by existing patents that we are unable to license on reasonable terms, or at all.

Our technology, content, and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

We regard our technology, content, and brands as proprietary. Piracy and other forms of unauthorized copying and use of our technology, content, and brands are persistent, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our intellectual property rights to the same extent as the laws of the United States or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used by our business partners or by us, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed all may contribute to an expansion in unauthorized copying of our technology, content, and brands.

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in our platform and expect to use open source software in the future. The term of various open source licenses has not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software and services. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business and operating results.

We rely on third-party technology to complete critical business functions. If that technology becomes unavailable or fails to adequately serve our needs and we cannot find alternatives, it may negatively impact our operating results.

We rely on third-party technology for certain of our critical business functions, including game engines such as Unreal and Unity™, among others, as well as our back-office tools and technologies, such as enterprise resource planning, finance, development and analytics tracking systems. If these technologies fail, or otherwise become unavailable, or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operating results may be adversely affected.

Our international operations are subject to increased challenges and risks.

Attracting players in international markets is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. Additionally, we currently have operations in the United Kingdom and Russia and may seek to further expand our international operations. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may increase risks that we currently face, including risks associated with:

●	inability to offer certain games in certain foreign countries;

●	recruiting and retaining talented and capable management and employees in foreign countries;

●	challenges caused by distance, language and cultural differences;

●	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

●	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of local player preferences;

●	utilizing, protecting, defending and enforcing our intellectual property rights;

●	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

●	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

●	implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;

●	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection, including, but not limited to, the United States Federal Trade Commission Act, various state consumer protection and video game control laws, and the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under;

●	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act in the United States and the Bribery Act 2010 in the United Kingdom;

●	credit risk and higher levels of payment fraud;

●	currency exchange rate fluctuations;

●	protectionist laws and business practices that favor local businesses in some countries;

●	potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;

●	political, economic and social instability;

●	public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;

●	higher costs associated with doing business internationally;

●	export or import regulations; and

●	trade and tariff restrictions.

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition and results of operations.

The exit by the United Kingdom from the European Union could harm our business, financial condition and results of operations.

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”) and entered into a transition period in which the United Kingdom and the European Union are negotiating their future relationship, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets after the transitional period. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

The announcement of Brexit caused (and the post-transition period relationship between the United Kingdom and the European Union is expected to cause future) significant volatility in global stock markets and significant fluctuations in foreign currency exchange rates, which will affect our financial results as we report in U.S. dollars. The announcement of Brexit also created (and the post-transition period relationship between the United Kingdom and the European Union may create future) global economic uncertainty, which may cause our players to reduce the amount of money they spend on our games. The post-transition period relationship between the United Kingdom and the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our United Kingdom operations and relationships with existing and future players, suppliers and employees. Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition and results of operations.

Catastrophic events may disrupt our business.

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, such as the COVID-19 pandemic, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events could cause outages, disruptions and/or degradations of our infrastructure, including our or our partners’ information technology and network systems, a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, players, third-party organizations with whom we partner or regulatory agencies on which we rely could be also affected, which may prevent us from executing our business strategies or cause a decrease in consumer demand for our products and services. System redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or an inability to conduct normal business operations could also prevent access to our products, services or online platforms selling our products and services, cause delays or interruptions in our product or live services offerings, allow breaches of data security or result in the loss of critical data. For example, several of our key locations have experienced temporary closures as a result of the COVID-19 pandemic. Additionally, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. An event that results in the disruption or degradation of any of our critical business functions or information technology systems and harms our ability to conduct normal business operations or causes a decrease in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.

Risks Related to Our Relationship with Motorsport Network

Motorsport Network controls the direction of our business and its ownership of our Class A common stock and Class B common stock will prevent you and other stockholders from influencing significant decisions.

Motorsport Network currently owns all of the shares of our Class B common stock and 7,000,000 shares of our Class A common stock, which together represents approximately 95.3% of the combined voting power of both classes of our common stock as of March 22, 2021. Our Class B common stock has ten times the voting power of our Class A common stock. As long as Motorsport Network continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Motorsport Network were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Motorsport Network or its affiliates relinquish beneficial ownership of any of the MSN Initial Class A Shares at any time, one share of Class B common stock held by Motorsport Network will be cancelled for each such MSN Initial Class A Share no longer beneficially owned by Motorsport Network or its affiliates. If, however, Motorsport Network does not dispose of its MSN Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely.

Motorsport Network’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Moreover, Mike Zoi, who is the manager of Motorsport Network and has sole voting and dispositive power with respect to the shares of our common stock held by Motorsport Network, may also have interests that are not the same as, or may conflict with, the interests of our other stockholders. Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote while Motorsport Network controls the majority of the voting power of our outstanding common stock. As a result, Motorsport Network will be able to control, directly or indirectly and subject to applicable law, all matters affecting us, including:

●	any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;

●	any determinations with respect to mergers, business combinations or the disposition of assets;

●	compensation and benefit programs and other human resources policy decisions;

●	the payment of dividends on our common stock; and

●	determinations with respect to tax matters.

Because Motorsport Network’s interests may differ from ours or from those of our other stockholders, actions that Motorsport Network takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders, including holders of our Class A common stock.

If we are no longer controlled by or affiliated with Motorsport Network, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

Motorsport Network is a leading global motorsport and automotive data-driven digital platform that owns and operates a unique collection of digital media motorsport and automotive brands. We rely, in part, on Motorsport Network to provide digital access to this audience to market, communicate and engage with users regarding our product offerings and services. Pursuant to a promotion agreement we entered into with Motorsport Network in August 2018, Motorsport Network provides us with exclusive promotion services consisting of the use of its and its affiliates’ various media platforms to promote our business, organizations, products and services in the racing video game market and related esports activities. The promotion agreement will remain in effect until such date that Motorsport Network no longer holds at least 20% of the voting interest in Motorsport Games. If this occurs, we cannot assure you that we will continue to have access to Motorsport Network’s digital audience in the future. In the event that we no longer have access to Motorsport Network’s digital audience, our business, results of operations and financial conditions could be adversely affected.

If Motorsport Network sells a controlling interest in our Company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our Class A common stock and we may become subject to the control of a presently unknown third party.

Motorsport Network will have the ability, should it choose to do so, to sell some or all of its shares of our Class A common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our Company. The ability of Motorsport Network to privately sell its shares of our Class A common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our Class A common stock that will be publicly traded hereafter, could prevent you from realizing any change-of-control premium on your shares of our Class A common stock that may otherwise accrue to Motorsport Network on its private sale of our Class A common stock. Additionally, if Motorsport Network either privately sells its significant equity interest in our Company or pledges such shares in the future and secured parties foreclose on any or all of the shares of our common stock beneficially owned by Motorsport Network, then we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Motorsport Network sells a controlling interest in our Company to a third party, any outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. We do not currently expect or intend to rely of any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future.

Motorsport Network currently controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Listing Rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of the board of directors consist of independent directors;

●	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement for an annual performance evaluation of our corporate governance and compensation committees.

We do not currently expect or intend to rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future. If we were to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq rules regarding corporate governance.

Motorsport Network’s competitive position in certain markets may constrain our ability to build and maintain certain partnerships or relationships in the motorsport industry.

We do and may partner in the future with companies that compete with Motorsport Network in certain markets relating to the motorsport industry. Motorsport Network’s control over us may affect our ability to effectively build and maintain our relationships with these companies. For example, these companies may favor our competitors over us due to our relationship with Motorsport Network and to avoid indirectly supporting Motorsport Network.

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and Motorsport Network or its subsidiaries with respect to our past and ongoing relationships may adversely affect our business and prospects.

Potential conflicts or disputes may arise between Motorsport Network or its subsidiaries and us in a number of areas relating to our past or ongoing relationships, including:

●	tax, employee benefit, indemnification and other matters arising from our relationship with Motorsport Network or its subsidiaries;

●	business combinations involving us;

●	business opportunities that may be attractive to us and Motorsport Network or its subsidiaries;

●	intellectual property or other proprietary rights; and

●	joint sales and marketing activities with Motorsport Network or its subsidiaries.

The resolution of any potential conflicts or disputes between us and Motorsport Network or its subsidiaries over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.

Risks Related to Our Company

We have incurred significant losses since our inception and we may continue to experience losses in the future.

We incurred a net loss of $0.7 million for the year ended December 31, 2020 and a net loss of $5.8 million for the year ended December 31, 2019. We may continue to incur losses in the future as we invest in and strive to grow our business. For example, we expect to make significant investments to further develop and expand our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Additionally, we expect our expenses to increase due to the additional operational and reporting costs associated with being a public company. If we are unable to generate adequate revenue growth and manage our expenses, we may not be able to achieve or maintain profitability and the share price of our Class A common stock may decline as a result.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

Motorsports Games was formed and started operating in August 2018 in connection with the acquisition by Motorsport Games of a controlling interest in 704Games. As such, Motorsports Games does not have a long history operating as a commercial company. Due to this and other factors, our operating results are not predictable, and our historical results may not be indicative of our future results. We believe that our ability to grow our business will depend on many risks and uncertainties, including our ability to:

●	increase the number of players of our games or unique visitors to our digital platform www.motorsportgames.gg;

●	continue developing innovative technologies, tournaments and competitions in response to shifting demand in esports and online gaming;

●	develop new sources of revenues;

●	expand our brand awareness;

●	further improve the quality of our product offerings, features and complementary products and services, and introduce high-quality new products, services and features; or

●	introduce additional third-party products and services.

There can be no assurance that we will meet these objectives. Addressing these risks and uncertainties will require significant capital expenditures and allocation of valuable management and employee resources. We have hired and expect to continue hiring additional personnel to support our business growth. Our organizational structure is becoming more complex as we add staff, and as a result, we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we cannot manage our growth effectively, our business could be harmed, and our results of operations and financial condition could be materially and adversely affected.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the trading price of our Class A common stock.

Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses we identified relate to (i) the documentation of significant accounting positions, estimates and conclusions that were not contemporaneously formalized and reviewed independently of the preparer and (ii) the segregation of duties. We have taken steps toward remediating these material weaknesses, which to date have included: (1) the hiring of additional qualified finance and accounting personnel, including the hiring of a new Chief Financial Officer with SEC reporting experience; and (2) the implementation of formal policies, procedures and controls, training on standards of documentary evidence, as well as implementation of controls designed to ensure the reliability of critical spreadsheets and system generated reports from NetSuite, the enterprise resource planning system that the Company implemented in 2020.

We believe these actions will allow management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Although, we’ve taken these actions, our internal control over financial reporting has not been subjected to audit. See “— Risks Related to Our Company—If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired.”

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and the share price of our Class A common stock may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we expect to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, while we are an emerging growth company, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements may not be comparable to the operating results and financial statements of companies that have adopted the new or revised accounting standards.

We may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have $1.07 billion or more in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; or (iii) we issue more than $1.0 billion of non- convertible debt over a three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies that are non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We may acquire other companies, technologies, or assets, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the gaming industry and competitive pressures. In some circumstances, we may decide to grow through the acquisition of complementary businesses, technologies, and assets rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

●	diversion of management time and focus from operating our business;

●	coordination of technology, research and development and sales and marketing functions;

●	transition of the acquired company’s users to our website and mobile applications;

●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, policies and procedures at a business that prior to the acquisition may have lacked effective controls, policies and procedures;

●	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results;

●	known and unknown liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, and tax liabilities; and

●	litigation or other claims resulting from the acquisition of the company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments and to incur unanticipated liabilities and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business and results of operations.

We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity (including preferred stock) or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock, including, without limitation, in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or to borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our Class A common stock will bear the risk of any such future offerings or borrowings.

Any future debt financing could require compliance with restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We may be subject to various legal proceedings, claims, litigation, governmental investigations or inquiries and other disputes from time to time. If the outcomes of any of these actions are adverse to us, it could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to various legal proceedings, claims, litigation, governmental investigations or inquiries and other disputes from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Claims or disputes arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other parties, including holders of non-controlling interests in certain of our subsidiaries. Any claims made against us could be asserted under a variety of laws, including but not limited to, contract or corporate law, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions or disputes, whether meritorious or not, could expose us to adverse publicity through various media channels and to substantial monetary damages or other nonmonetary components and legal defense costs, injunctive relief or other equitable remedies and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For additional information, see “Legal Proceedings” in Part I, Item 3 of this Report.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are currently subject to taxes in the United States and the United Kingdom. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	expiration of, or detrimental changes in, research and development tax credit laws;

●	changes in tax laws, regulations or interpretations thereof; or

●	expansion into or future activities in additional jurisdictions.

In addition, we may be subject to audits of our income, sales and other transaction taxes in various jurisdictions. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Risks Related to Ownership of Our Class A Common Stock

Substantial future sales of our common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. The shares of our Class A common stock offered and sold in our IPO are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), including Motorsport Network, which may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

We have also filed a registration statement registering under the Securities Act the shares of our Class A common stock reserved for issuance under the Motorsport Games Inc. 2021 Equity Incentive Plan for the grants of equity-based awards to employees, directors and consultants. If these award recipients cause a large number of shares to be sold in the public market, such sales could also reduce the trading price of our Class A common stock and impede our ability to raise future capital.

Our certificate of incorporation has limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;

●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	transactions for which the directors derived an improper personal benefit.

These limitations of liability will not apply to liabilities arising under the federal or state securities laws and will not affect the availability of equitable remedies such as injunctive relief or rescission. Our corporate bylaws provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for a breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Certain provisions in our charter documents and Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management and limit the market price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in our board of directors or management. Our certificate of incorporation and bylaws include provisions that:

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

●	create a classified board of directors;

●	prohibit cumulative voting in the election of directors; and

●	reflect two classes of common stock, as discussed above.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our certificate of incorporation and bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.

We expect that the price of our Class A common stock will fluctuate substantially.

The trading price of our Class A common stock is likely to be volatile due several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include:

●	changes to our industry, including demand and regulations;

●	our ability to compete successfully against current and future competitors;

●	competitive pricing pressures;

●	our ability to obtain working capital financing as required;

●	additions or departures of key personnel;

●	sales of our Class A common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	our loss of any strategic relationship, sponsor or licensor;

●	any major change in our management;

●	changes in accounting standards, procedures, guidelines, interpretations or principles; and

●	economic, geo-political and other external factors.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our IPO.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities industry analysts cease to publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our Class A common stock could be negatively affected.

The trading market for our Class A common stock will be influenced in part by any research reports that securities industry analysts publish about us. We anticipate having limited analyst coverage and we may continue to have inadequate analyst coverage in the future. If one or more of such analysts downgrade our securities, or otherwise report on us unfavorably, or discontinue coverage of us, the market price and market trading volume of our Class A common stock could be negatively affected.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our common stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

General Risk Factors

Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.

Financial statements prepared in accordance with U.S. GAAP typically require the use of good faith estimates, judgments and assumptions that affect the reported amounts. The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report. The implementation of new accounting requirements or other changes to U.S. GAAP could have a material adverse effect on our reported results of operations and financial condition.

The requirements of being a public company may require significant resources and divert management’s attention.

Following the completion of our IPO, we are subject to certain ongoing reporting requirements. Compliance with these requirements will increase our compliance costs, make some activities more difficult, time-consuming or costly and increase demands on our resources. The requirements may also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified officers. Moreover, as a result of the disclosure of information in the public filings we make, our business operations, operating results and financial condition will become more visible, including to competitors and other third parties.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired.

We are subject to a requirement, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to conduct an annual review and evaluation of our internal control over financial reporting and furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting each fiscal year. However, for as long as we are an emerging growth company or a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be evaluated frequently. Establishing and maintaining these internal controls will be costly and may divert management’s attention.

In addition to the material weaknesses in our internal control over financial reporting that we have identified, we may discover additional weaknesses in our disclosure controls and internal control over financial reporting in the future. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404(a) of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we do not adequately implement or comply with the requirements of Section 404 of the Sarbanes- Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, or suffer other adverse regulatory consequences, including penalties for violation of Nasdaq rules. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system, including the costs of the hiring of additional personnel. Any such action could negatively affect our business, financial condition, results of operations and cash flows and could also lead to a decline in the price of our Class A common stock.

We are subject to risks related to corporate and social responsibility and reputation.

Many factors influence our reputation, including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, supply chain management, climate change, workplace conduct, human rights and philanthropy. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Miami, Florida and consists of approximately 2,000 square feet of space under a lease that expires in May 2025.

We also lease offices, including in Orlando, Florida, Charlotte, North Carolina, Silverstone, England, and Moscow, Russia. We believe that we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial statements. See Note 14 – Subsequent Events – Litigation in our consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is publicly traded under the ticker symbol “MSGM” on the Nasdaq Capital Market and began trading on January 13, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.

Holders

As of March 22, 2021, there were approximately 7 holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

Dividends

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements, contractual arrangements and other factors that our board of directors deems relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2020, we sold equity securities in the transaction described below without registration under the Securities Act.

On July 20, 2020, we entered into a promotional services agreement with Fernando Alonso. Pursuant to this agreement, Mr. Alonso agreed to provide certain promotional services and to perform an advisory role for us. Subject to the closing of our IPO and the satisfaction of certain other closing conditions, at the time of, or as promptly as possible after the closing of our IPO, we agreed to issue to Mr. Alonso such number of shares that represents 3.0% of the issued and outstanding shares of our Class A common stock as of the closing date of our IPO. The shares were issued to Mr. Alonso in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On January 12, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-251501), as amended, filed in connection with our IPO (the “Registration Statement”). Pursuant to the Registration Statement, we registered the offer and sale of 3,450,000 shares of our Class A common stock with a proposed maximum aggregate offering price of approximately $69 million. Canaccord Genuity LLC acted as the representative of the underwriters for the offering. The offering commenced on January 12, 2021, and on January 15, 2021, we issued and sold 3,450,000 shares of our Class A common stock (including the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of our Class A common stock) at a price to the public of $20.00 per share for gross proceeds of approximately $69 million. Upon completion of our IPO on January 15, 2021, we received net proceeds of approximately $62.9 million, after deducting the underwriting discount of approximately $4.8 million and offering expenses of approximately $1.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. Because the closing of our IPO occurred on January 15, 2021, as of December 31, 2020, we had not yet received the net proceeds from the sale of shares of our Class A common stock in our IPO and, therefore, had used none of the proceeds as of December 31, 2020. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 12, 2021, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the year ended December 31, 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended December 31, 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or the consolidated financial statements and related notes.

Our Business

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), the British Touring Car Championship (the “BTCC”) and others. Through the support of our sole member, Motorsport Network, the largest global media company in the motorsport industry, Motorsport Games’ corporate mission is to create the preeminent motorsport gaming and esports entertainment ecosystem by delivering the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large and underserved global motorsport audience. For 2019, Formula 1 estimates that its total global television audience reached 471 million unique viewers. Further, Le Mans estimates its total reach was approximately 100 million homes worldwide in 2019, while NASCAR reached approximately 475 million households in 2019 and the BTCC reached approximately 62 million households in 2019.

Started in 2018 as a wholly-owned subsidiary of the Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive license to develop multi-platform games for the BTCC, the Le Mans race and the WEC. We develop and publish multi-platform racing video games including for game consoles, personal computer (PC) and mobile platforms through various retail and digital channels, including full-game and downloadable content (sometimes known as “games-as-a- service”). Since our formation, our NASCAR video games have sold over one million copies for game consoles and PCs. For fiscal year 2020, substantially all of our revenue was generated from sales of our racing video games.

Recent Developments

COVID-19 Pandemic

The global spread of the COVID-19 pandemic has created significant business uncertainty for us and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns.

As a result of the COVID-19 pandemic, including the related responses from government authorities, our business and operations have been impacted, including the temporary closure of our offices in Orlando, Florida, Silverstone, England, and Moscow, Russia, which has resulted in our employees working remotely. During the COVID-19 outbreak, demand for our games has generally increased, which we believe is primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there has been a significant increase in viewership of our esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as we were able to attract many of the top “real world” motorsport stars to compete. However, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. Additionally, in our esports business, the COVID-19 pandemic has resulted in the postponing of certain events to later dates or shifting events from an in-person format to online only.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, suppliers, business partners and others. The degree to which the COVID-19 pandemic impacts our operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity and the market price of our Class A common stock due to the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of this Report.

British Touring Car Championship License

In May 2020, we secured a multi-year licensing agreement to exclusively develop and publish the video games for the BTCC racing series across console, mobile and casual gaming channels. In addition, through this license, we have the right to create and organize esports leagues and events for the BTCC racing series. Our license with the BTCC expires on December 31, 2026.

Acquisitions of 704Games Common Stock

On August 18, 2020, we entered into a stock purchase agreement with HC2 Holdings 2, Inc. (“HC2”) and Continental General Insurance Company (“Continental”) pursuant to which we purchased an aggregate of 106,307 shares of common stock of 704Games Company (“704Games”), which is equal to approximately 26.2% of the outstanding equity interests of 704Games, at a price of $11.2881 per share for an aggregate consideration of approximately $1,200,000. Additionally, on October 6, 2020, we entered into a stock purchase agreement with Leo Capital Holdings, LLC (“Leo Capital”) pursuant to which we purchased an aggregate of 10,301 shares of common stock of 704Games, which is equal to approximately 2.5% of the outstanding equity interests of 704Games, at a price of $11.2881 per share for an aggregate consideration of approximately $116,000. Following our purchases of shares from HC2, Continental and Leo Capital, our ownership interest in 704Games increased to 82.2% from 53.5%.

We are currently involved in certain legal proceedings relating to these purchases of common stock of 704Games, including complaints filed by HC2 and Continental. However, we believe that the plaintiffs’ allegations are without merit and intend to vigorously defend our position to the full extent permitted by law. See Note 14 – Subsequent Events – Litigation in our consolidated financial statements for additional information.

On March 11, 2021, we entered into a share exchange agreement with PlayFast Games, LLC (“PlayFast”) pursuant to which we will acquire 30,903 shares of common stock of 704Games owned by PlayFast, which is equal to approximately 7.6% of the outstanding equity interests of 704Games, in exchange for (i) 366,541 newly issued shares of our Class A common stock and (ii) cash in an amount to be determined based on the share price of our Class A common stock over the last 10 trading days of March of 2021. Additionally, on March 14, 2021, we entered into a share exchange agreement with Ascend FS, Inc. (“Ascend”) pursuant to which we will acquire 41,204 shares of common stock of 704Games owned by Ascend, which is equal to approximately 10.15% of the outstanding equity interests of 704Games, in exchange for (i) 488,722 newly issued shares of our Class A common stock and (ii) cash in an amount to be determined based on the share price of our Class A common stock over the last 10 trading days of March of 2021. The exchange transactions with each of PlayFast and Ascend are subject to customary conditions to closing, including the receipt of necessary third-party approvals, and are expected to be completed on April 1, 2021. Upon closing of such exchange transactions, our ownership interest in 704Games will increase to 100%.

Initial Public Offering

On January 15, 2021, we completed our initial public offering (“IPO”) of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $62.9 million from the IPO, after deducting underwriting discounts and offering expenses payable by us.

Repayment of Promissory Note

On January 20, 2021 and January 29, 2021, we repaid $10,000,000 and $400,000, respectively, of the promissory note payable due to Motorsport Network.

Amendment to Joint Venture Agreement with ACO

On January 25, 2021, we entered into an amendment to our joint venture agreement with Automobile Club de l’Ouest (“ACO”) with respect to the Le Mans Esports Series Limited joint venture. Pursuant to the amendment, we increased our ownership interest in the joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the amendment, we secured the rights to be the exclusive video game developer and publisher for the Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, we agreed to fund up to €8,000,000 (approximately $9.8 million USD as of December 31, 2020) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

KartKraft Acquisition

On March 19, 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 will be paid on the six-month anniversary of closing. Through this acquisition, we plan to enter the simulated kart-racing space. Black Delta’s development team is expected to form a new division, Motorsport Games Australia.

Studio397 Binding Term Sheet

On February 25, 2021, we entered into a binding term sheet with Luminis International BV (“Luminis”). Pursuant to the binding term sheet, the Company and Luminis intend that the Company will acquire from Luminis 100% of the share capital of Studio397 B.V. (“Studio397”). The purchase price for the shares will be $16,000,000, payable in two installments as follows: $12,800,000 at closing and $3,200,000 on the first-year anniversary of closing. The parties are in the process of negotiating the definitive acquisition documents to complete the transaction, which is subject to customary closing conditions.

Digital Tales Binding Term Sheet

On March 22, 2021, we entered into a binding term sheet with EleDa s.r.l. (“EleDa”). Pursuant to the binding term sheet, we and EleDa intend that we will acquire from EleDa all of the shares of Digital Tales USA, LLC, a Florida limited liability company (the “Interests”). The purchase price for the Interests will be $2,200,000, payable as follows: (i) $1,540,000 at closing, (ii) $260,000 on the six-month anniversary of closing, (iii) $200,000 after the SBK video game license or substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be extended beyond current expiration date in 2024 for no less than 3 additional years, so long as such amendment is executed within 12 months of closing and (iv) $200,000 after the SBK video game license or substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be expanded to include console and PC video game development and publishing for the same period, so long as such amendment is executed within 12 months of closing. In addition, we agreed to reimburse EleDa for its legal fees and expenses up to $60,000. The parties are in the process of negotiating the definitive acquisition documents to complete the transaction, which is subject to customary closing conditions. See Part II, Item 9B, “Other Information” of this Report for additional information.

Product Release

NASCAR Heat 5 is a racing video game simulating the 2020 NASCAR season. NASCAR Heat 5 was developed by 704Games and published by Motorsport Games on July 10, 2020 for PlayStation 4, Xbox One and Microsoft Windows via Steam. Six downloadable content packs (“DLC”) were released in the second half of 2020. We are also expanding our supported platforms to include the Nintendo Switch and expect to launch NASCAR Heat on the Nintendo Switch platform in 2021.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR Heat products have historically accounted for the majority of our revenue. We have recently obtained the exclusive license to develop multi-platform games for the BTCC, and we recently obtained the exclusive license to develop multi-platform games for the WEC series, including the iconic 24 hours of Le Mans race. The BTCC and Le Mans products are currently under development, and we currently anticipate releasing games for these racing series in 2022. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold primarily through a distribution network with exclusive partners who specialize in the distribution of games, including through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We currently derive, and expect to continue to derive, significant revenues from sales of our products to a very limited number of distribution partners. For the years ended December 31, 2020 and 2019, we had one distribution partner through which we sold substantially all of our products for the retail market, which represented approximately 34% and 40% of our total revenue for the year ended December 31, 2020 and 2019, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of this Report for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. For example, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. See “—Recent Developments—COVID-19 Pandemic” for additional information regarding the impact of COVID-19 on our business and operations.

Hardware Platforms

We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PS4 and Microsoft Corporation’s (“Microsoft”) Xbox One, which comprised approximately 86% of our total revenue for the years ended December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, the sale of products for Microsoft Windows via Steam comprised approximately 5% and 3% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 8% and 12% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those recently released by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the years ended December 31, 2020 and 2019, approximately 62% and 51%, respectively, of our revenue from sales of video games for game consoles was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which has been heightened during the COVID-19 outbreak. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. Through the year ended December 31, 2020, we have facilitated 56 esports events, up from 22 esports events in all of 2019, which have included official esports events for NASCAR, 24 Hours of Le Mans, the Official World Rallycross Esports Championship, FIA Formula E and other race series. The total number of people that have watched our esports events in 2020 to date was approximately 55 million, up from a total of approximately 3.8 million viewers throughout 2019. As we continue to add to our existing portfolio of games centered around popular licensed racing series, this will provide us the opportunity to further grow our esports business by having more titles to produce our esports events.

Technological Infrastructure

As our digital business has grown, our games and services increasingly depend on the reliability, availability and security of our technological infrastructure. We are investing and expect to continue to invest in technology, hardware and software to support our games and services, including with respect to security protections. Our industry is prone to, and our systems and networks are subject to, cyberattacks, computer viruses, worms, phishing attacks, malicious software programs, and other information security incidents that seek to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets. As a result, we continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets.

Rapidly Changing Industry

We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete in the market. We adapt our business by investing in creative and technical talent and new technologies, evolving our business strategies and distribution methods and developing new and engaging products and services. For example, the global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through service associated with the game, has led to significant growth in the mobile gaming industry, which we believe is a continuing trend. Accordingly, in conjunction with the launch of our new NASCAR console game, we plan to launch an updated NASCAR Heat Mobile in 2021, which is our NASCAR mobile racing game. Given the recent popularity and fast growing nature of the branded casual game experience, we also plan to introduce a slate of NASCAR branded casual gaming options, starting with the officially licensed NASCAR “match three” game in 2021.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchise (currently NASCAR Heat) for game consoles, PC and mobile platforms. We have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Reportable Segments

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is our Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We classified our reportable operating segments into (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”) and (ii) the organization and facilitation of esports tournaments, competitions and events for our licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”).

Components of Our Results of Operations

Revenues

We have historically derived substantially all revenue from sales of our games and related extra content that can be played by customers on a variety of platforms, including game consoles, mobile phones, PCs and tablets. Starting in 2019, we began generating sponsorship revenues from our production of live and virtual esports events.

Our product and service offerings include, but are not limited to, full console and mobile games with both online and offline functionality, which generally include:

●	the initial game delivered digitally or via physical disc at the time of sale and typically provides access to offline core game content;
●	updates on a when-and-if-available basis, such as software patches or updates, and/or additional content to be delivered in the future, both paid and free; and esports events.

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses attributable to our license arrangement with NASCAR and certain other third-parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disc manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements with NASCAR and software intangible assets acquired with the acquisition of 704Games. Cost of revenues for our esports segment consists of the cost of producing esports events and paying prize money.

Sales and Marketing

Sales and marketing expenses are primarily composed of salaries, benefits and related taxes of our in-house marketing teams, advertising, marketing and promotional expenses, including fees paid to social media platforms, Motorsport Network and other websites where we market our products.

Development

Development expenses consist of the cost to develop the games we produce, as well as developing the content that we use in our esports leagues. Development expenses include salaries, benefits and operating expenses of our in-house development teams, as well as consulting expenses for any contracted external development. Development expenses also include expenses associated with our digital platform, software licenses, maintenance and development overhead.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal audit and compliance fees, facilities and other external general and administrative services.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of definite lived intangible assets acquired with the acquisition of 704Games in August of 2018.

Results of Operations

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Revenue

Our revenues consisted of the following:

	For the Year Ended December 31,
	2020	2019
Revenues:
Gaming	$18,745,166	$11,775,787
Esports	300,363	75,000
Total Segment and Consolidated Revenues	$19,045,529	$11,850,787

For the year ended December 31, 2020, revenues from our Gaming segment increased by $6,969,379, or 59%, to $18,745,166 from $11,775,787 for the year ended December 31, 2019. The increase in revenues compared to the 2019 period was due in part to the releases of NASCAR Heat 5 and NASCAR Heat 4, which launched in July 2020 and September 2019, respectively. The increase in revenue for the year ended December 31, 2020 reflects in part an increase in sales of our games due to the increasing effectiveness of our marketing efforts for our games, specifically on Facebook, Google and Motorsport Network. An increased focus on monetizing our back catalog games (i.e., NASCAR Heat 2 and NASCAR Heat 3), as well as NASCAR Heat 4, also helped increase distribution points, bundle values and capture more enrollments into PS Now, a subscription service offered by Sony PlayStation.

For the year ended December 31, 2020 revenues from our esports segment increased by $225,363 or 300%, to $300,363 from $75,000 for the year ended December 31, 2019. The increase is due to sponsorship and event revenues from Fanatec, Formula E and 24 Hours of Le Mans esports events. During the year ended December 31, 2020 there has been a significant increase in viewership of our esports events attributable in part to increased audience and engagement during the COVID-19 pandemic and in part due to the increase in esports events streamed on digital and aired on linear platforms. In addition, our esports races were able to attract numerous top “real world” motorsport stars to compete, increasing the attractiveness of our events for our growing audience.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Year Ended December 31,
	2020	2019
Cost of Revenues:
Gaming	$6,306,581	$4,866,377
Esports	289,291	22,500
Total Segment and Consolidated Cost of Revenues	$6,595,872	$4,888,877

For the year ended December 31, 2020, cost of revenues from our Gaming segment increased by $1,440,204, or 30%, to $6,306,581 from $4,866,377 for the year ended December 31, 2019, primarily due to increased revenue during the current year period and the costs associated with delivering that revenue.

For the year ended December 31, 2020, cost of revenues from our esports segment increased by $266,791 or 1,186% to $289,291 from $22,500 for the year ended December 31, 2019, primarily due to the increase in the number of esports events hosted and the associated increase in live stream production costs and cash prizes.

Gross Profit

Our gross profit and gross margin consisted of the following:

	For the Year Ended December 31,		For the Year Ended December 31,
	2020	%	2019	%
Gross Profit:
Gaming	$12,438,584	66%	$6,909,410	59%
Esports	11,072	4%	52,500	70%
Total Segment and Consolidated Gross Profit	$12,449,657	65%	$6,961,910	59%

For the year ended December 31, 2020, gross profit from our Gaming segment increased by $5,529,174, or 80%, to $12,438,584 from $6,909,410 for the year ended December 31, 2019 primarily due to increased game sales. For the year ended December 31, 2020 and 2019, the gross margin from our Gaming segment was 66% and 59%, respectively, an increase of seven percentage points primarily due to higher sales of our games as direct digital downloads, which have a higher gross margin than sales through retail channels. Gross margin from direct digital download sales also fluctuates with the relative selling prices of our games. Our new games tend to sell at their highest price point in the days, weeks and months immediately following their launch and our back catalog sells at relatively lower prices. The mix of sales from new games and back catalog games plus the mix of games sold via direct digital download and retail channels all impact our gross margins.

For the year ended December 31, 2020, gross profit from our esports segment decreased by $41,428, or 79%, to $11,072 from $52,500 for the year ended December 31, 2019 primarily due to the increase in the number of esports events hosted and the increase in related costs discussed above.

Sales and Marketing

For the year ended December 31, 2020, sales and marketing expenses decreased by $369,260, or 9.8% to $3,402,310 from $3,771,570 for the year ended December 31, 2019, primarily due to the replacement of third-party agency providers with our internal marketing team for marketing related activities, the elimination of more expensive television commercials and a shift to higher return, more targeted digital marketing expenditures.

Development

For the year ended December 31, 2020, development expenses decreased by $134,847, or 2.8% to $4,649,187 from $4,784,034 for the year ended December 31, 2019. The decrease in development expenses was primarily due to bringing development in-house using our internal development team, combined with replacing a portion of our domestic-based internal development team with less expensive international resources.

General and Administrative

For the year ended December 31, 2020, general and administrative expenses increased by $1,729,652, or 66.4% to $4,335,434 from $2,605,782 for the year ended December 31, 2019. The increase was primarily attributable to the addition of staff as we expand our product portfolio and revenue streams.

Depreciation and Amortization

For the year ended December 31, 2020, depreciation and amortization expenses decreased by $340,043, or 84.7%, to $61,579 from $401,622 for the year ended December 31, 2019, primarily due to the sale of assets associated with the elimination of our Charlotte, North Carolina office and a write down of obsolete equipment.

Loss on Impairment of Goodwill

Loss on impairment of goodwill was $0 for the year ended December 31, 2020 compared to $575,015 for the year ended December 31, 2019. The loss on impairment of goodwill in 2019 relates to 704Games.

Interest Income

For the year ended December 31, 2020, interest income decreased by $34,389, or 96.3%, to $1,339 from $35,728 for the year ended December 31, 2019. For the year ended December 31, 2019, interest income reflects interest income earned on most of our cash balance during the period. For the year ended December 31, 2020, we moved all our cash to an operating account because the decrease in bank fees associated with the move was greater than the interest income earned on our money market cash investment.

Interest Expense

For the year ended December 31, 2020, we recorded interest expense of $718,837, whereas there was no interest expense recorded for the year ended December 31, 2019. The interest expense for the year ended December 31, 2020 was due to interest charged on a promissory note entered into with Motorsport Network beginning in April 2020.

Loss Attributable to Equity Method Investment

For the year ended December 31, 2020, the loss attributable to equity method investment decreased by $537,864, or 88.4%, to $70,792 from $608,656 for the year ended December 31, 2019. The decrease was primarily due to improved financial performance of Le Mans Esports Series Limited, a joint venture entered into in March 2019 with ACO, during the year ended December 31, 2020.

Other Income (Expense), net

For the year ended December 31, 2020, other income (expense), net increased by $113,812, or 1744.8%, to $107,289 from ($6,523) for the year ended December 31, 2019. The increase was primarily due to the sublease of our Charlotte, North Carolina office beginning in February 2020.

Liquidity and Capital Resources

Liquidity

Since our inception, we have historically financed our operations primarily through non-interest-bearing advances from Motorsport Network, which were subsequently incorporated into a line of credit provided by Motorsport Network pursuant to a promissory note, as described below. We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2020	2019

Cash	$3,990,532	$1,960,279
Working Capital (Deficiency)	$(4,441,367)	$(2,035,682)

On January 15, 2021, we completed our initial public offering (“IPO”) of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $62.9 million from the IPO, after deducting underwriting discounts and offering expenses payable by us.

We believe that our existing cash on hand will be sufficient to fund our operations for at least the next 12 months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. However, there are currently no commitments in place for future financing and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully develop new products or enhancements to our existing products, continued development and expansion of our esports platform and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings.

Cash Flows From Operating Activities

We experienced positive cash flow from operating activities for the year ended December 31, 2020 in the amount of $4,053,344 and negative cash flow from operating activities for the year ended December 31, 2019 in the amount of $4,424,846. Net cash provided by operating activities for the year ended December 31, 2020 was primarily due to net loss of $679,854, adjusted for non-cash expenses in the amount of $1,137,594 and by $3,595,604 of cash provided by changes in the levels of operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2019 was primarily due to cash used to fund a net loss of $5,755,564, adjusted for non-cash expenses in the aggregate amount of $2,100,626, and by $769,908 of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $480,957, which was attributable to our investment in the Le Mans Esports Series Limited joint venture, purchase of intangible assets, and purchase of office and computer equipment.

During the year ended December 31, 2019, net cash used in investing activities was $592,628, which was attributable to our investment in the Le Mans Esports Series Limited joint venture and purchase of office and computer equipment.

Cash Flows From Financing Activities

Net cash used in financing activities during the year ended December 31, 2020 was $1,542,134. During the year ended December 31, 2020, cash used in financing activities was primarily attributable to the purchase of additional shares of common stock of 704Games, and payments of deferred offering costs, partially offset by advances provided by Motorsport Network to fund operating and investing activities of the Company.

Net cash provided by financing activities during the year ended December 31, 2019 was $3,564,326. During the year ended December 31, 2019, cash provided by financing activities was attributable to advances provided by Motorsport Network.

Promissory Note Line of Credit

On April 1, 2020, we entered into a promissory note with Motorsport Network (the “Promissory Note”) for a line of credit of up to $10,000,000 at an interest rate of 10% per annum. The principal amount under the Promissory Note was primarily funded through one or more advances from Motorsport Network, including advances in August and October 2020 for purposes of acquiring an additional ownership interest in 704Games. Previous non-interest-bearing advances due to Motorsport Network as of December 31, 2019 also were included in the amount outstanding under the Promissory Note at the time it was executed. The Promissory Note does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, which has agreed, pursuant to a Side Letter Agreement related to the Promissory Note, dated September 4, 2020, not to demand or otherwise accelerate any amount due under the Promissory Note that would otherwise constrain the Company’s liquidity position, including the Company’s ability to continue as a going concern. We may prepay the Promissory Note in whole or in part at any time or from time to time without penalty or charge. In the event we or any of our subsidiaries consummate certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable. As of December 31, 2020, approximately $10.9 million of principal was outstanding under the Promissory Note.

On November 23, 2020, the Company and Motorsport Network entered into an amendment to the Promissory Note, effective as of September 15, 2020. Under the terms of the amendment, the line of credit under the Promissory Note was increased from $10,000,000 to $12,000,000. All other terms remained the same.

On January 20, 2021 and January 29, 2021, we repaid $10,000,000 and $400,000, respectively, of the Promissory Note.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Accounting Estimates

Our management’s discussion and analysis of our consolidated financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult, and subjective judgments have an impact on revenue recognition, including reserves for sales returns and price protection, valuation allowance of deferred income taxes, valuation of acquired companies and equity investments, the recognition and disclosure of contingent liabilities, and goodwill and intangible assets impairment testing. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in our consolidated financial statements (Note 2 in our consolidated financial statements for the years ended December 31, 2020 and 2019).

Recently Issued Accounting Standards

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2 in our consolidated financial statements for the years ended December 31, 2020 and 2019).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member

Motorsport Gaming US, LLC and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Motorsport Gaming US, LLC and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in member’s equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years ended December 31, 2020 and 2019 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman

We have served as the Company’s auditor since 2017.

Raleigh, North Carolina

March 24, 2021

MOTORSPORT GAMING US LLC & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

Assets

Current Assets:
Cash	$3,990,532	$1,960,279
Accounts receivable, net of allowances of $2,150,684 and $1,891,681 as of December 31, 2020 and 2019, respectively	5,975,414	5,092,332
Prepaid expenses and other current assets	507,177	77,021
Total Current Assets	10,473,123	7,129,632
Property and equipment, net	162,148	127,406
Goodwill	137,717	137,717
Intangible assets, net	5,568,452	5,327,156
Deferred offering costs	749,370	-
Other assets	296,200	55,363
Total Assets	$17,387,010	$12,777,274

Liabilities and Member’s Equity

Current Liabilities:
Accounts payable	$705,951	$266,854
Accrued expenses	3,355,003	852,938
Due to related parties	10,853,536	8,045,522
Total Current Liabilities	14,914,490	9,165,314
Other non-current liabilities	856,694	-
Total Liabilities	15,771,184	9,165,314

Member’s Equity:
Member’s deficiency attributable to Motorsport Gaming US LLC	(1,029,733)	(3,064,354)
Noncontrolling interest	2,645,559	6,676,314
Total Member’s Equity	1,615,826	3,611,960
Total Liabilities and Member’s Equity	$17,387,010	$12,777,274

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMING US LLC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
Revenues	$19,045,529	$11,850,787
Cost of revenues [1]	6,595,872	4,888,877
Gross Profit	12,449,657	6,961,910

Operating Expenses:
Sales and marketing [2]	3,402,310	3,771,570
Development [3]	4,649,187	4,784,034
General and administrative [4]	4,335,434	2,605,782
Depreciation and amortization	61,579	401,622
Loss on impairment of goodwill	-	575,015
Total Operating Expenses	12,448,510	12,138,023
Income (Loss) From Operations	1,147	(5,176,113)
Interest income	1,339	35,728
Interest expense [5]	(718,837)	-
Loss attributable to equity method investment	(70,792)	(608,656)
Other income (expense), net	107,289	(6,523)
Net Loss	(679,854)	(5,755,564)
Less: Net income (loss) attributable to noncontrolling interest	1,076,793	(2,191,418)
Net Loss Attributable to Motorsport Gaming US, LLC	$(1,756,647)	$(3,564,146)

Pro forma net loss per share – basic and diluted [6]	$(0.25)

[1] Includes related party costs of $135,431 and $0 for the years ended December 31, 2020 and 2019, respectively.

[2] Includes related party expenses of $67,686 and $593,094 for the years ended December 31, 2020 and 2019, respectively.

[3] Includes related party expenses of $93,472 and $15,229 for the years ended December 31, 2020 and 2019, respectively.

[4] Includes related party expenses of $1,236,591 and $0 for the years ended December 31, 2020 and 2019, respectively.

[5] Includes related party expenses of $698,830 and $0 for the years ended December 31, 2020 and 2019, respectively.

[6] Pro forma basic and diluted net loss per share for the year ended December 31, 2020 consists of the net loss attributable to Motorsport Gaming US LLC, divided by the number of shares of the Company’s Class A common stock outstanding at the Company’s conversion into a Delaware corporation of 7,000,000.

The accompanying notes are an integral part of these consolidated financial statements

MOTORSPORT GAMING US LLC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Member’s
	Deficiency
	Attributable to
	Motorsport		Total
	Gaming US	Noncontrolling	Member’s
	LLC	Interest	Equity
Balance - January 1, 2019	$499,792	$8,867,732	$9,367,524
Net loss	(3,564,146)	(2,191,418)	(5,755,564)
Balance - December 31, 2019	$(3,064,354)	$6,676,314	$3,611,960
Change of control adjustments	3,791,268	(5,107,548)	(1,316,280)
Net (loss) income	(1,756,647)	1,076,793	(679,854)
Balance - December 31, 2020	$(1,029,733)	$2,645,559	$1,615,826

The accompanying notes are an integral part of these consolidated financial statements

MOTORSPORT GAMING US LLC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(679,854)	$(5,755,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	720,179	861,872
Sales return and price protection reserves	314,086	55,083
Loss on disposal of property and equipment	32,537	-
Loss on impairment of goodwill	-	575,015
Loss on equity method investee	70,792	608,656
Changes in operating assets and liabilities:
Accounts receivable	642,732	56,339
Prepaid expenses and other current assets	(427,980)	5,402
Other assets	(40,428)	(5,582)
Accounts payable	(1,737,999)	(565,287)
Accrued expenses	5,094,585	(260,780)
Other non-current liabilities	64,695	-
Net Cash Provided By (Used In) Operating Activities	4,053,345	(4,424,846)

Cash Flows From Investing Activities:
Acquisition of equity method investee	(244,202)	(484,335)
Purchase of intangible assets	(100,000)	-
Purchase of property and equipment	(136,755)	(108,293)
Net Cash Used In Investing Activities	(480,957)	(592,628)

Cash Flows From Financing Activities:
Proceeds from advances from related parties	361,145	3,564,326
Purchase of additional ownership from non-controlling interest	(1,316,280)	-
Payments of deferred offering costs	(587,000)	-
Net Cash (Used In) Provided By Financing Activities	(1,542,135)	3,564,326

Net Increase (Decrease) In Cash	2,030,253	(1,453,148)

Cash - Beginning of the Year	1,960,279	3,413,427

Cash - End of the Year	$3,990,532	$1,960,279

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-

Non-cash investing and financing activities:
Accrual of intangible asset	$(791,999)	$-
Accrual of deferred offering costs	$(162,370)	$-
Accrued loss on equity method investee	$(26,999)	$(124,321)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

Organization and Operations

Motorsport Gaming US LLC (“Motorsport Games”) was established on August 2, 2018 under the laws of the State of Florida. Motorsport Gaming US LLC, through its subsidiaries, including 704Games Company (“704Games”), which Motorsport Games acquired a 53.5% equity interest in on August 14, 2018 and an additional 26.2% and 2.5% equity interest on August 18, 2020 and October 6, 2020, respectively (collectively, the “Company”), is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race and the associated World Endurance Championship, the British Touring Car Championship (the “BTCC”) and others. The Company develops and publishes multi-platform racing video games including for game consoles, personal computer (PC) and mobile platforms. On January 8, 2021, Motorsport Games converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. See Note 14 – Subsequent Events for details. As of the date the financial statements were issued, Motorsport Games’ wholly owned and majority owned subsidiaries were as follows:

●	704Games Company
●	Racing Pro League, LLC
●	MS Gaming Development LLC
●	Motorsport Games Limited (formed on February 6, 2020)

In addition, the Company organizes and facilitates esports tournaments, competitions, and events for its licensed racing games as well as on behalf of third-party racing game developers and publishers.

Risks and Uncertainties

The global spread of the COVID-19 pandemic has created significant business uncertainty for the Company and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns.

As a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s business and operations have been impacted, including the temporary closure of its offices in Orlando, Florida, Silverstone, England, and Moscow, Russia, which has resulted in the Company’s employees working remotely. During the COVID-19 outbreak, demand for the Company’s games has generally increased, which the Company believes is primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there has been a significant increase in viewership of the Company’s esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as the Company was able to attract many of the top “real world” motorsport stars to compete. However, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which has negatively impacted the sales of the Company’s products from such retailers. Additionally, in the Company’s esports business, the COVID-19 pandemic has resulted in the postponing of certain events to later dates or shifting events from an in-person format to online only.

The Company continues to monitor the evolving situation caused by the COVID-19 pandemic, and it may take further actions required by governmental authorities or that it determines are prudent to support the well-being of its employees, suppliers, business partners and others. The degree to which the COVID-19 pandemic impacts the Company’s operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for the Company’s products and may also impact the ability of its customers to satisfy their obligations to the Company.

NOTE 2 - Summary of Significant Accounting Policies

Liquidity

On January 15, 2021, the Company completed its initial public offering which resulted in net proceeds to the Company of approximately $62.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Company had a net loss of $679,854 and positive cash flows from operations of $4,053,345 for the year ended December 31, 2020. It is expected that operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to reach profitability.

The Company expects that its cash on hand will fund its operations for at least one year from the date the consolidated financial statements were issued. Although the Company’s management believes that it has access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the operations of the Company and its wholly owned and majority owned subsidiaries. The interests of non-controlling members are reflected as non-controlling interest in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

On February 18, 2019, the Company formed its subsidiary, Racing Pro League, LLC, under the laws of the State of Delaware.

On March 15, 2019, Motorsport Games entered into a joint venture agreement whereby the parties formed Le Mans Esports Series Limited (“Le Mans”), of which Motorsport Games acquired a 45% ownership interest. The Company accounts for its investment in its unconsolidated entity, Le Mans, using the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323. The equity method is an appropriate means of recognizing increases or decreases measured by U.S. GAAP in the economic resources underlying the investments. Under the equity method, an investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend or distribution. An investor adjusts the carrying amount of an investment for its share of the earnings or losses recognized by the investee. See Note 10 – Commitments and Contingencies – Joint Venture Agreement for additional details. Additionally, see Note 14 – Subsequent Events – Le Mans Agreements for additional information regarding the increase in the Company’s ownership interest in Le Mans from 45% to 51% in January 2021.

On April 4, 2019, the Company formed its wholly owned subsidiary, MS Gaming Development LLC, under the laws of Russia.

On February 6, 2020, the Company formed its wholly owned subsidiary, Motorsport Games Limited.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition criteria, including reserves for sales returns and price protection, valuation allowance of deferred income taxes, valuation of acquired companies and equity method investments, the recognition and disclosure of contingent liabilities, and goodwill and intangible assets impairment testing. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020 and 2019, the Company did not have any cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. The Company’s foreign bank accounts are not subject to FDIC insurance.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for sales allowances. Management estimates the allowance for sales based on previous experience, existing economic conditions, actual sales and inventories on hand. See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition - Sales Allowance, Sales Returns and Price Protection Reserves for additional details.

Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2020 and 2019, the Company determined that all of its accounts receivable were fully collectible and, accordingly, no allowance for doubtful accounts was recorded. Sales allowances as of December 31, 2020 and 2019 were $2,150,684 and $1,891,691, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, which is provided on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred.

Equipment, furniture and fixtures are depreciated over a range of three to five years. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. When assets are sold or otherwise retired, the costs and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results.

Goodwill and Intangible Assets

The Company has recorded goodwill in connection with its acquisition of 704Games. Under ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized but is reviewed annually for impairment, or more frequently, if impairment indicators arise which may indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that its reporting units align with its operating segments. See Note 13 – Segment Reporting. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a one-step quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes a loss on impairment in the event the carrying value exceeds the fair value. In assessing the fair value of a reporting unit, the Company utilizes the Income Approach-Discounted Cash Flow Method as well as the Market Approach-Guideline Public Company Method.

Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 350. The Company’s intangible assets consist of the following which were acquired in connection with the acquisition of 704Games:

Intangible Asset	Useful Life
License agreements	16 years
Software	7 years
Distribution contracts	1 year

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified its reportable operating segments into (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”) and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”).

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the performance obligations are satisfied.

The Company currently derives revenue principally from sales of its games and related extra content that can be played by customers on a variety of platforms, which includes game consoles, PCs, mobile phones and tablets. The Company’s product and service offerings include, but are not limited to, the following:

1)	Sales of Games - Full console and mobile games contain a software license that is delivered digitally or via physical disc at the time of sale;

2)	Sales of Extra Content – Includes (a) extra content that is downloaded by console players that provides the ability to customize and/or enhance their gameplay and (b) virtual currencies that provide mobile players with the ability to purchase extra content that allows them to customize and/or enhance their gameplay; and

3)	Esports Competition Events - Hosting of online esports competitions that generates sponsorship revenue.

Sales of Games. Sales of games are generally determined to have a singular distinct performance obligation, as the Company does not currently have an obligation to provide future update rights or online hosting. As a result, the Company recognizes revenue equal to the full transaction price at the point in time the customer obtains control of the software license and the Company satisfies its performance obligation.

Sales of Extra Content. Revenue received from sales of extra content are derived primarily from the sale of (a) digital in-game content that is downloaded by the Company’s console customers that enhance their gameplay experience, typically by providing car upgrades or additional drivers and (b) virtual currencies that can be used by mobile customers to purchase content that allows them to customize and/or enhance their gameplay. Virtual currencies may not be used for any purpose other than for these in-game purchases. Revenue related to extra content is recognized at the point in time the Company satisfies its performance obligation, which is generally at the time the customer obtains control of the extra content, either by downloading the digital in-game content or by using the virtual currencies to purchase extra content. For console customers, extra content is either purchased in a pack or on a standalone basis. Revenue associated with extra content from console customers is deferred until the content has been delivered digitally to the customer. Revenue associated with virtual currencies is deferred until the virtual currency has been used by the customer to purchase extra content, which is the point in time the customer obtains control.

Esports. The Company recognizes sponsorship revenue associated with hosting online esports competition events over the period of time the Company satisfies its performance obligation under the contract, which is generally the concurrent time the event is held and the customer obtains control. In the event the Company enters into a contract with a customer to sponsor for a series of esports events, the Company allocates the transaction price between the series of events and recognizes revenue over the period of time each event is held and the Company satisfies its performance obligation.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

During the years ended December 31, 2020 and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The following table summarizes revenue recognized under ASC 606 in the consolidated statements of operations:

	For the Year Ended December 31,
	2020	2019
Revenues:
Gaming	$18,745,166	$11,775,787
Esports	300,363	75,000
Total Revenues	$19,045,529	$11,850,787

Identifying Performance Obligations

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, the Company must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

Determining the Transaction Price

The transaction price is determined based on the consideration that the Company will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires significant judgment based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. See below for additional information regarding our sales returns and price protection reserves.

Allocating the Transaction Price

Allocating the transaction price requires that the Company determine an estimate of the relative stand-alone selling price for each distinct performance obligation.

Principal Versus Agent Considerations

The Company evaluates sales to end customers of its full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple’s App Store, and Google’s Play Store, in order to determine whether or not the Company is acting as the principal or agent in the sale to the end customer. Key indicators that the Company evaluates in determining gross versus net treatment include but are not limited to the following:

●	the underlying contract terms and conditions between the various parties to the transaction;
●	which party is primarily responsible for fulfilling the promise to provide the specified good or service to the end customer;
●	which party has inventory risk before the specified good or service has been transferred to the end customer; and
●	which party has discretion in establishing the price for the specified good or service.

Based on an evaluation of the above indicators, the Company determined that, apart from contracts with customers where revenue is generated via the Apple App Store or Google Play Store, the third party is considered the principal and, as a result, the Company reports revenue net of the fees retained by the storefront. For contracts with customers where revenue is generated via the Apple App Store or Google Play Store, the Company has determined that it is the principal and, as a result, reports revenue on a gross basis, with mobile platform fees included within cost of revenues.

Sales Allowance, Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See Note 2 – Summary of Significant Accounting Policies – Accounts Receivable for additional details. Price protection represents our practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods. The Company recognized sales allowances and price protection reserves for the years ended December 31, 2020 and 2019 in the amount of $2,150,681 and $2,483,147, respectively, which were included as reductions of revenues.

Income Taxes

On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement book values and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable in the foreseeable future. The Company must make significant estimates and assumptions about future taxable income and future tax consequences and tax strategies available to recognize deferred tax assets when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740, Income Taxes (ASC 740), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable. The Company is considered to be disregarded from its owner for U.S. tax purposes. In addition, for its 2019 fiscal year, the Company is the parent company to another disregarded entity, MS Gaming Development LLC, and a regarded entity taxed as a separate corporation, 704Games. 704Games was acquired on August 14, 2018 and the Company has no other material tax effective items other than those items attributed to it from 704Games.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The provisions of the CARES Act do not have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares.

Advertising Expenses

The Company recognizes advertising expenses as incurred. Advertising expenses were $2,791,054 and $3,487,498 for the years ended December 31, 2020 and 2019, respectively.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currency of the Company’s operating subsidiaries are their local currencies (the United States Dollar, the Russian Ruble and Pound Sterling). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rate in effect during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in the results of operations.

The Company recorded approximately $1,000 and $8,000 of transaction losses for years ended December 31, 2020 and 2019, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “(ASU”) 2016-02, Leases (Topic 842), which applies a right-of-use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The ASU requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP requirements. Classification depends on the same five criteria used by lessees under U.S. GAAP plus certain additional factors. The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. Early adoption is permitted. As an emerging growth company, the JOBS Act permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company is choosing to take advantage of this provision and, as a result, will not be required to comply with new or revised accounting standards until those standards would otherwise apply to private companies. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01—Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (ASU 2020-01). The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following balances as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Furniture and fixtures	$-	$52,309
Computer software and equipment	246,101	109,992
Office equipment	-	8,132
Leasehold improvements	-	6,460
	246,101	176,893
Less: accumulated depreciation	(83,953)	(49,487)
Property and equipment, net	$162,148	$127,406

Depreciation expense was $69,476 and $51,622 for the years ended December 31, 2020 and 2019, respectively.

NOTE 4 - Intangible Assets

Licensing Agreement

On May 29, 2020, the Company secured a licensing agreement with the BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to the agreement, the Company was granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the license, the agreement requires the Company to pay BARC an initial fee in two installments, the first of which was due on June 5, 2020 and the second installment on the earlier of 60 days after the release of the products contemplated by the license or May 29, 2022. Following the initial fee, the agreement also requires the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. In connection with the licensing agreement, the Company acquired the BTCC license with a cost of $891,999. The Company began recognizing amortization expense during year ended December 31, 2020 over the six-and-a-half year useful life, as the license terminates on December 31, 2026. During the year ended December 31, 2020, the Company paid $100,000 in connection with the purchase of the license. As of December 31, 2020, the Company had a remaining liability in connection with the licensing agreement of $791,999, which is included in other non-current liabilities on the consolidated balance sheets.

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, upon payment of the initial license fee described below, the Company was granted a nonexclusive, nontransferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for its next generation of games. In exchange for the license, the agreement requires the Company to pay Epic an initial license fee that was paid during the year ended December 31, 2020. Additionally, the Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the year ended December 31, 2020, Epic did not earn any royalties under the agreement. During a two-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. The agreement is effective until terminated under the provisions of the agreement; however, pursuant to the terms of the agreement, the Company can only actively develop new or existing authorized products during a five-year active development period, which terminates on August 11, 2025.

Intangible assets consist of the following:

	Licensing Agreements	Software	Distribution Contracts	Accumulated Amortization	Total
Balance as of January 1, 2019	$3,620,000	$2,340,000	$560,000	$(382,594)	$6,137,406
Amortization expense	-	-	-	(810,250)	(810,250)
Balance as of December 31, 2019	3,620,000	2,340,000	560,000	(1,192,844)	5,327,156
Purchase of intangible assets	891,999	-	-	-	891,999
Amortization expense	-	-	-	(650,703)	(650,703)
Balance as of December 31, 2020	$4,511,999	$2,340,000	$560,000	$(1,843,547)	$5,568,452

Weighted average remaining amortization period at December 31, 2020 (in years)	11.8	5.2	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Accumulated Amortization
Balance as of January 1, 2019	$84,844	$87,750	$210,000	$382,594
Amortization expense	226,250	234,000	350,000	810,250
Balance as of December 31, 2019	311,094	321,750	560,000	1,192,844
Amortization expense	374,918	275,785	-	650,703
Balance as of December 31, 2020	$617,396	$666,151	$560,000	$1,843,547

Estimated aggregate amortization expense of intangible assets for the next five years is as follows:

For the Years Ended December 31,	Total
2021	$631,086
2022	697,767
2023	697,767
2024	697,767
2025	697,767
Thereafter	2,146,298
$5,568,452

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill are as follow:

Balance - January 1, 2019	$712,732
Loss on impairment of goodwill	(575,015)
Balance - December 31, 2019	137,717
Loss on impairment of goodwill	-
Balance - December 31, 2020	$137,717

During the year ended December 31, 2019, due to a decrease in actual and projected revenues and after considering all quantitative and qualitative factors, the Company determined that it was more likely than not that the reporting unit’s (704Games) carrying value exceeded its fair value and, as a result, the Company completed a quantitative impairment test and recorded a loss on impairment of goodwill of $575,015. As of December 31, 2019, the Company’s revenue projections were reduced in order to give effect to the fact that the development of the planned premium esports platform of 704Games was delayed and, therefore, the Company did not generate any revenue in 2019 associated with this premium esports platform. As a result, actual 2019 revenues were significantly less than what was originally projected for the 2019 period due to the premium esports platform never being implemented. This 2019 shortfall also resulted in lower expected revenues for 2020 and 2021. See Note 2 – Summary of Significant Accounting Policies – Goodwill and Intangible Assets for additional details.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued royalties	$1,485,261	$268,558
Accrued payroll and bonuses	778,918	-
Accrued professional fees	129,291	81,480
Accrued consulting fees	398,526	166,667
Payable to Le Mans joint venture	234,667	124,320
Accrued development costs	196,845	145,193
Accrued rent	40,787	43,017
Accrued taxes	54,880	18,860
Accrued other	35,828	4,845
Total	$3,355,003	$852,938

NOTE 7 – DUE TO RELATED PARTIES

On April 1, 2020, the Company entered into a promissory note with the Company’s parent, Motorsport Network, LLC (“Motorsport Network”), for a line of credit of up to $10,000,000 at an interest rate of 10% per annum. The principal amount under the promissory note was primarily funded through one or more advances from Motorsport Network, including advances in August and October 2020 for purposes of acquiring an additional ownership interest in 704Games. Previous non-interest-bearing advances due to Motorsport Network as of December 31, 2019 also were included in the amount outstanding under the promissory note at the time it was executed. The promissory note does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, which has agreed, pursuant to a Side Letter Agreement related to the promissory note, dated September 4, 2020, not to demand or otherwise accelerate any amount due under the promissory note that would otherwise constrain the Company’s liquidity position, including the Company’s ability to continue as a going concern. The Company may prepay the promissory note in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the promissory note, effective as of September 15, 2020. Under the terms of the amendment, the line of credit under the promissory note was increased from $10,000,000 to $12,000,000. All other terms remained the same. During the year ended December 31, 2020, the Company recorded interest expense related party of $698,830.

On January 20, 2021 and January 29, 2021, the Company repaid $10,000,000 and $400,000, respectively, of the Promissory Note.

NOTE 8 – MEMBER’S EQUITY

Stock Warrants – 704Games

As of December 31, 2020 and 2019, 704Games has outstanding ten-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share. As of December 31, 2020, the warrants had no intrinsic value and a weighted average remaining life of 4.4 years.

Stock Appreciation Rights – 704Games

On April 3, 2017, as amended on August 8, 2018, 704Games effected the 2017 Appreciation Plan (“SAR Plan”) that provides a means whereby directors, officers, employees, consultants or advisors of 704Games can be granted Stock Appreciation Rights (“SARs”) as incentive compensation measured by reference to the value of common stock. A total of 25,734 SARs may be granted under the SAR Plan. The SARs granted under the SAR Plan that vest are to be settled in cash only upon the occurrence of a change of control event, as defined in the SAR Plan.

During the year ended December 31, 2019, an aggregate of 6,671 SARs were forfeited, such that as of December 31, 2019, there were 13,912 SARs outstanding with an exercise price of $55.67 per share. During the year ended December 31, 2020, an aggregate of 9,701 SARs were forfeited, such that as of December 31, 2020, there were 4,211 SARs outstanding with an exercise price of $55.67 per share. The Company determined that the SARs do not result in liability classification and no compensation expense should be recognized, as the contingent event (the liquidity event) is not probable as it is outside the control of the employee. The probability of the contingent event will be reassessed by the Company at each reporting period.

Stock Purchase Agreement

On August 18, 2020, the Company entered into a stock purchase agreement with HC2 Holdings 2, Inc. (“HC2”) and Continental General Insurance Company (“Continental”) pursuant to which the Company purchased an aggregate of 106,307 shares of common stock of 704Games at a price of $11.29 per share for an aggregate consideration of $1,200,000. During the year ended December 31, 2020, the Company recognized an adjustment to non-controlling interest and additional paid-in capital of $927,102 in connection with the purchase of the 106,307 shares of common stock. See Note 14 – Subsequent Events – Litigation and Subsequent Events - Share Exchange Agreements—704Games Common Stock for additional details.

NOTE 9 – RELATED PARTY TRANSACTIONS

See Note 7 – Due to Related Parties for details regarding the Company’s promissory note with Motorsport Network.

On August 3, 2018, the Company entered into an agreement with its parent, Motorsport Network, to provide the Company exclusive promotion services for the Company’s business, organizations, products and services. The promotion agreement shall remain in effect until such date that Motorsport Network no longer holds at least twenty percent (20%) of the voting interest in the Company, at which time the promotion agreement will terminate automatically, unless otherwise extended by the parties. The Company shall give Motorsport Network an exclusive first look on any media-related activity in consideration of the promotion services.

On January 1, 2020, the Company entered into a three-year services agreement with Motorsport Network, pursuant to which Motorsport Network will provide exclusive legal, development and accounting services on a full-time basis to support the Company’s business functions. The services agreement can be extended by mutual agreement and may be terminated by either party at any time. Pursuant to the services agreement, the Company is required to pay monthly fees to Motorsport Network as follows: (i) $5,000 for legal services, (ii) $2,500 for accounting services and (iii) on an hourly, per use basis, from $15 to $30 per hour for development services.

From time to time, Motorsport Network, and other related entities pay for Company expenses on the Company’s behalf. In addition, Motorsport Network occasionally advances funds through a line of credit to the Company. During the years ended December 31, 2020 and 2019, the Company incurred expenses of $1,099,846 and $647,513 respectively, that were paid by Motorsport Network on its behalf and are reimbursable by the Company under the promissory note. During the years ended December 31, 2020 and 2019, the Company received cash proceeds of $361,145 and $2,274,875, respectively, in connection with advances from Motorsport Network.

During the years ended December 31, 2020 and 2019, an entity wholly owned by Motorsport Network provided services associated with In-Kind Consideration of $149,898 and $641,938, respectively, to 704Games in connection with the terms of the acquisition. Such amounts are reflected as related party operating expenses on the consolidated statements of operations.

As of December 31, 2020 and 2019, there was $10,853,536 and $8,045,522, respectively, related to these services included within due to related parties on the consolidated balance sheets. See Note 10 – Commitments and Contingences – Operating Leases for additional details of the related party lease with an entity owned by the manager of Motorsport Network.

NOTE 10 – Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2020 and 2019, the Company has not accrued any amounts for contingencies.

See Note 14 – Subsequent Events – Litigation for additional details.

See Note 4 – Intangible Assets for details on the Company’s licensing agreement with Epic.

Operating Leases

The Company leases its facilities under operating leases. The Company’s rent expense under its operating leases was $291,892 and $161,695 for the years ended December 31, 2020 and 2019, respectively.

On March 7, 2019, the Company entered into a lease agreement for 2,190 square feet of office space in Orlando, Florida beginning April 1, 2019 and ending April 30, 2021. The base rent ranges from $3,833 to $3,947 per month over the term of the lease for a total base rent lease commitment of approximately $93,000. The security deposit is approximately $4,000.

On April 15, 2019, the Company entered into a three-year lease agreement for office space in Moscow, Russia beginning April 15, 2019 and ending April 15, 2022. The base rent is $9,000 per month over the term of the lease for a total base rent lease commitment of approximately $324,000. The security deposit is approximately $10,000.

On May 3, 2019, the Company entered into a lease agreement for 5,586 square feet of office space in Charlotte, North Carolina beginning May 3, 2019 and ending August 31, 2024. The base rent ranges from $13,965 to $16,189 per month over the term of the lease for a total base rent lease commitment of approximately $954,000. The security deposit is approximately $42,000.

On February 21, 2020, the Company entered into a sublease agreement for office space in Charlotte, North Carolina, that provides for rent payments to the Company in the amount of $14,896 per month and ends on August 31, 2024. On March 1, 2021 and each anniversary thereafter for the duration of the term of the sublease, the monthly payment to the Company shall increase by 3% per annum. The security deposit is approximately $30,000. During the year ended December 31, 2020, the Company recorded $137,335 of sublease income.

On May 15, 2020, the Company entered into a five-year lease agreement for office space in Miami, Florida with an entity owned by the manager of Motorsport Network. The base rent from the lease commencement date through April 15, 2025 is $3,000 per month. The Company has the option to renew the lease for two separate five-year terms, with monthly rent to be negotiated prior to such extension. The security deposit is $6,000.

On September 9, 2020, the Company entered into a one-year lease agreement for approximately 1,600 square feet of office space in Silverstone, England. The base rent is approximately $6,250 per month over the term of the lease for a total base rent lease commitment of approximately $75,000. The security deposit is approximately $15,000.

Future minimum payments under our non-cancellable operating leases as of December 31, 2020 are as follows:

For the Years Ending December 31,	Total
2021	$387,641
2022	244,320
2023	222,782
2024	163,628
2025	12,000
$1,030,371

Employment Agreements

The Company entered into an employment agreement, effective as of January 1, 2020, with Dmitry Kozko, Chief Executive Officer of the Company, for a term expiring on December 31, 2024. After such term expires, Mr. Kozko will be employed as an employee “at will.” Mr. Kozko’s base salary will be $500,000 per annum, subject to annual increases to 103% of the base salary paid to Mr. Kozko in the prior calendar year. Mr. Kozko is entitled to participate (in addition to the additional incentive compensation described below) in all equity incentive plans generally available to the Company’s executive officers, subject to the compensation committee of the Company determining any awards and performance metrics for such awards under any such plans. Mr. Kozko is also entitled to certain additional incentive compensation outside of the Company’s equity incentive plans, subject to the satisfaction of certain conditions pursuant to Mr. Kozko’s employment agreement. Mr. Kozko’s employment agreement also provides for payments to him and/or vesting acceleration of certain equity awards upon the termination of his employment in certain circumstances and upon a “Change in Control” (as such term is defined in the employment agreement), as applicable.

The Company entered into an employment agreement, effective as of October 1, 2020, with Stephen Hood, President of Motorsport Games, which replaced Mr. Hood’s prior employment agreement. Pursuant to this new employment agreement, Mr. Hood is currently entitled to a base salary of $198,000 per year, is eligible to receive a discretionary bonus and has the right to participate in the Company’s group pension plan for UK employees. In addition, other than in connection with a termination for cause as specified in the agreement, the Company must provide Mr. Hood notice in writing three months in advance of any termination of employment. However, the Company may terminate Mr. Hood immediately by paying a sum equal to his gross basic salary (less any deductions) in lieu of this notice period or any remaining part of it. Following the consummation of the Company’s initial public offering in January 2021, Mr. Hood’s gross salary increased to $230,000 (to be paid in pound sterling at the then applicable exchange rate). Subject to consummation of the initial public offering, Mr. Hood will also be entitled to be paid a one-time cash bonus of $100,000 (subject to the applicable withholding and deductions) payable to Mr. Hood 90 days after the consummation of the offering. Mr. Hood will also be entitled to receive an annual stock option award for such number of shares of our Class A common stock that will equal his then applicable annual base salary divided by the closing trading price of our Class A common stock on the date of each such grant, which will vest in three equal annual installments from the date of grant.

Joint Venture Agreement

On March 15, 2019, Motorsport Games (Party B) entered into a joint venture agreement with Automobile Club de l’Ouest (Party A), whereby Motorsport Games acquired 45 B Shares, which represented 45% of the equity interests of Le Mans, and Automobile Club de l’Ouest acquired 55 A Shares of Le Mans, which represented the remaining 55% of the equity interests of Le Mans. Under the joint venture agreement, Motorsport Games and Automobile Club de l’Ouest are jointly and severally liable for the fulfillment of the obligations of the joint venture. The parties agreed to make the following in-kind contributions to Le Mans:

i.	Automobile Club de l’Ouest has and will continue to provide a dedicated team to develop and implement the business and has and will continue to make the 24 Hours of Le Mans brand available to Le Mans under a separate license agreement; and
ii.	Motorsport Games has provided and will continue to provide a dedicated team to develop and implement the business and has and will continue to make itself and its employees, who have experience in e-sports and e-gaming platforms, available to develop the business and create a dedicated gaming platform for use by and to facilitate the continued development of the business.

During the years ended December 31, 2020 and 2019, the Company’s investment in Le Mans generated a loss of $70,792 and $608,656, respectively, which is included in loss attributable to equity method investment in the consolidated statements of operations. As of December 31, 2020, the Company had a $234,667 payable to Le Mans, which represents the balance due to Le Mans attributable to the Company’s proportionate share of the loss generated by Le Mans during 2020. As of December 31, 2020 and 2019, there was $271,200 and $0 of investment recorded in other assets on the Company’s consolidated balance sheets.

See Note 14 – Subsequent Events – Le Mans Agreements for additional details.

NOTE 11 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company establishes valuation allowances against its net deferred tax assets when it is more likely than not that the benefits will not be realized in the foreseeable future.

The components of deferred tax assets and liabilities consist of the following at December 31, 2020 and 2019:

	2020	2019
Assets:
Net operating loss carryforwards	$1,937,626	$2,255,880
Charitable Contribution Carryforward	797	780
Goodwill	287,878	294,822
Other Assets	45,453	48,878
Total Assets	2,271,754	2,600,360
Liabilities:
Depreciable Assets	45,177	4,847
Other Intangible Assets	923,224	973,073
Total Liabilities	968,401	977,920

Net Asset before Valuation allowance	1,303,353	1,622,440
Valuation allowance	(1,303,353)	(1,622,440)
Net deferred tax (liability) asset	$-	$-

A reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal statutory income tax benefit	21.0%	21.0%
State income taxes, net of federal income tax benefit	-13.2%	0.0%
Permanent differences and other	0.9%	-0.1%
Change in valuation allowance	46.9%	-14.8%
Effect of flow through entity	-55.6%	-6.1%
Effective income tax rate	0.0%	0.0%

At December 31, 2020, the Company has United States federal net operating loss carryforwards available to reduce future taxable income in the amount of $8 million. Such net operating loss carryforwards are attributable to 704Games. $2.7 million of the Federal net operating losses do not expire due to changes made by the Tax Cuts and Jobs Act (TCJA). The remaining federal net operating losses of $5.3 million begin to expire in 2035 and the state net operating losses expire between 2030 and 2039. As a result of the 704Games acquisition during the 2018 tax year, certain pre-change federal and state net operating losses were limited under Section 382 of the Internal Revenue Code and were subject to a valuation allowance to the extent they are not expected to be realized in the foreseeable future.

In assessing whether the Company’s deferred tax assets will be realized, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the ability to generate future taxable income (including reversals of deferred tax liabilities) during periods in which temporary differences become deductible. A valuation allowance was recognized as of December 31, 2020, as management concluded that is not more likely than not that the Company will generate sufficient future income to utilize the NOL carryforward and realize the deferred tax assets.

The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments. The Company is not currently under any income tax audits or examinations, however, the tax years 2017-2020 remain open for examination.

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Year Ended
	December 31,
Customer	2020	2019
Customer A	29.64%	39.99%
Customer B	25.28%	22.43%
Customer C	23.27%	15.86%
Total	78.19%	78.28%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	December 31,
Customer	2020	2019
Customer A	81.84%	82.99%
Total	81.84%	82.99%

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Year Ended
	December 31,
Supplier	2020	2019
Supplier A	34.59%	28.39%
Supplier B	19.45%	22.41%
Supplier C	11.46%	15.16%
Supplier D	*	10.63%
Total	65.50%	76.59%

* Less than 10%.

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2020 and 2019 were (i) the Gaming segment and (ii) the esports segment. The Company’s chief operating decision-maker has been identified as the CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented. Given that the Company’s esports segment just began its operations in late 2018, it has no material separate assets. That being said, the Company expects that its esports segment will have separate assets in the future.

Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

Segment information available with respect to these reportable business segments was as follows:

	For the Year Ended December 31,
	2020	2019
Revenues:
Gaming	$18,745,166	$11,775,787
Esports	300,363	75,000
Total Revenues	$19,045,529	$11,850,787

Gross Profit:
Gaming	$12,438,584	$6,909,410
Esports	11,073	52,500
Total Segment and Consolidated Gross Profit	$12,449,657	$6,961,910

Income (Loss) From Operations:
Gaming	$508,461	$(4,900,945)
Esports	(507,314)	(275,168)
Total Segment and Consolidated Income (Loss) From Operations	$1,147	$(5,176,113)

Depreciation and Amortization:
Gaming	$718,873	$861,872
Esports	1,306	-
Total Segment Depreciation and Amortization	$720,179	$861,872

Interest Expense:
Gaming	$718,837	$-
Esports	-	-
Total Segment Interest Expense	$718,837	$-

Equity in (Loss) Income:
Gaming	$-	$-
Esports	(70,792)	(608,656)
Total Segment Equity in (Loss) Income	$(70,792)	$(608,656)

Expenditures for Additions to Long-Lived Assets:
Gaming	$126,432	$108,293
Esports	10,323	-
Total Expenditures for Additions to Long-Lived Assets:	$136,755	$108,293

	December 31, 2020	December 31, 2019
Segment Total Assets:
Gaming	$17,377,994	$12,777,274
Esports	9,017	-
Consolidated Total Assets	$17,387,011	$12,777,274

NOTE 14 - Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the consolidated financial statements or notes.

Corporate Conversion

On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming US LLC, Motorsport Network, converted into an aggregate of (i) 7,000,000 shares of Class A common stock of Motorsport Games Inc. and (ii) 7,000,000 shares of Class B common stock of Motorsport Games Inc., representing all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Motorsport Network is the only holder of shares of our Class B common stock and does not have any transfer, conversion, registration or economic rights with respect to such shares of Class B common stock.

Upon effecting the corporate conversion on January 8, 2021, Motorsport Games Inc. now holds all the property and assets of Motorsport Gaming US LLC, and all of the debts and obligations of Motorsport Gaming US LLC were assumed by Motorsport Games Inc. by operation of law upon such corporate conversion.

Effective as of January 8, 2021, the members of the board of directors of Motorsport Gaming US LLC became the members of Motorsport Games Inc.’s board of directors, and the officers of Motorsport Gaming US LLC became the officers of Motorsport Games Inc.

Initial Public Offering

On January 15, 2021, the Company completed its initial public offering of 3,450,000 shares of its Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 450,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the initial public offering were approximately $62.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Equity Grants

On January 12, 2021, the Company awarded Dmitry Kozko, the Company’s Chief Executive Officer, (i) 20,333 shares of the Company’s Class A common stock (the “Restricted Shares”) and (ii) stock options to purchase 203,333 restricted shares of the Company’s Class A common stock (the “Restricted Options”) at an exercise price of $20.00 per share, in each case, subject to the satisfaction of certain conditions pursuant to Mr. Kozko’s employment agreement with the Company. On January 15, 2021, the Restricted Shares and the Restricted Options were issued to Mr. Kozko in connection with the Company’s initial public offering, which vested immediately upon issuance. The Restricted Options expire on January 12, 2031. Additionally, the Company granted (i) an aggregate of 10,000 shares of restricted Class A common stock and stock options to purchase an aggregate of 15,096 shares of Class A common stock to certain members of the Company’s board of directors and (ii) stock options to purchase an aggregate of 141,592 shares of Class A common stock to various employees of the Company, in conjunction with the Company’s initial public offering.

On January 15, 2021, the Company issued to Fernando Alonso 300,300 shares of the Company’s Class A common stock pursuant to a professional services agreement entered into with Mr. Alonso in July 2020, representing 3.0% of the issued and outstanding shares of the Company’s Class A common stock as of the closing date of the Company’s initial public offering.

Repayment of Promissory Note

The Company repaid $10.4 million of the balance relating to the Promissory Note due to Motorsport Network in January 2021.

Le Mans Agreements

On January 25, 2021, the Company entered into an amendment (the “Amendment”) to our joint venture agreement with Le Mans with respect to the Le Mans Esports Series Limited joint venture. Pursuant to the Amendment, the Company increased its ownership interest in the joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9.8 million USD as of December 31, 2020) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

Litigation

On January 11, 2021, Ascend FS, Inc. (“Ascend”), a minority stockholder of 704Games, filed a derivative action on behalf of 704Games in the Eleventh Judicial Circuit Court of Florida against the Company and Dmitry Kozko, the Company’s Chief Executive Officer and Executive Chairman. The complaint alleged breach of fiduciary duty and breach of contract in connection with the Company’s August and October 2020 purchases of an aggregate of 116,608 shares of common stock of 704Games (representing approximately 28.7% of the outstanding shares of 704Games) from certain selling stockholders. In connection with the share exchange agreements entered into with Ascend and PlayFast Games, LLC (“PlayFast”) discussed below, the Company and its affiliates, without admitting any liability by any party, will be released from all claims that Ascend or PlayFast could allege or assert against the Company as minority stockholders of 704Games. Pursuant to the exchange agreement with Ascend, the derivative legal action previously commenced by Ascend against the Company and certain of its affiliates will be dismissed with prejudice upon the closing of the transaction with Ascend.

On February 11, 2021, HC2 Holdings 2 Inc. and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint in the United States District Court for the District of Delaware against the Company, Dmitry Kozko, the Company’s Chief Executive Officer and Executive Chairman, Jonathan New, the Company’s Chief Financial Officer, and Mike Zoi, the sole manager of Motorsport Network, which, at the time of the allegations set forth in the complaint, owned 100% of the Company and continues to own approximately 62.8% of the Company’s outstanding Class A common stock on a fully-diluted basis on the date hereof.

The complaint alleges misrepresentations and omissions by the Company concerning 704Games’ financial condition and future prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act; joint and several liability of Mike Zoi, Dmitry Kozko and Jonathan New under Section 20(a) of the Exchange Act with respect to the alleged violation of Section 10(b) and Rule 10(b); alleged violation by the Company of Section 20A of the Exchange Act in connection with plaintiffs’ sale to the Company of an aggregate of 106,307 shares of common stock of 704Games, which is equal to 26.2% of the outstanding common stock of 704Games, in August 18, 2020 (the “Stock Sale”); alleged breach of the Company’s obligations under the Stockholders’ Agreement, dated August 14, 2018, by and among the Company and the other stockholders of 704Games, in connection with 704Games’ requirement to provide financial information about 704Games to the plaintiffs; the defendants’ alleged fraudulent inducement of the plaintiffs to enter into a stock purchase agreement for the Stock Sale; the defendants’ alleged breach of fiduciary duty by alleged failure to disclose key financial and other information about 704Games and allegedly diverting corporate opportunities for the benefit of defendants; and alleged unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on August 18, 2020, the date of the Stock Sale, and the purchase price that was paid in the Stock Sale, as well as punitive damages and other relief.

At this time, it is too soon to determine the outcome of any litigation that may result from this claim. As a result, the Company has not accrued for any loss contingencies related to this claim because the amount and range of loss, if any, cannot currently be reasonably estimated. The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend its position to the full extent permitted by law.

KartKraft Acquisition

On March 19, 2021, the Company acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 will be paid on the six-month anniversary of closing. Through this acquisition, the Company plans to enter the simulated kart-racing space. Black Delta’s development team is expected to form a new division, Motorsport Games Australia.

Studio397 Binding Term Sheet

On February 25, 2021, we entered into a binding term sheet with Luminis International BV (“Luminis”). Pursuant to the binding term sheet, the Company and Luminis intend that the Company will acquire from Luminis 100% of the share capital of Studio397 B.V. (“Studio397”). The purchase price for the shares will be $16,000,000, payable in two installments as follows: $12,800,000 at closing and $3,200,000 on the first-year anniversary of closing. The parties are in the process of negotiating the definitive acquisition documents to complete the transaction, which is subject to customary closing conditions.

Share Exchange Agreements—704Games Common Stock

On March 11, 2021, the Company entered into a share exchange agreement with PlayFast pursuant to which the Company will acquire 30,903 shares of common stock of 704Games owned by PlayFast, which is equal to approximately 7.6% of the outstanding equity interests of 704Games, in exchange for (i) 366,541 newly issued shares of the Company’s Class A common stock and (ii) cash in an amount to be determined based on the share price of the Company’s Class A common stock over the last 10 trading days of March of 2021. Additionally, on March 14, 2021, the Company entered into a share exchange agreement with Ascend pursuant to which the Company will acquire 41,204 shares of common stock of 704Games owned by Ascend, which is equal to approximately 10.15% of the outstanding equity interests of 704Games, in exchange for (i) 488,722 newly issued shares of the Company’s Class A common stock and (ii) cash in an amount to be determined based on the share price of the Company’s Class A common stock over the last 10 trading days of March of 2021. The exchange transactions with each of PlayFast and Ascend are subject to customary conditions to closing, including the receipt of necessary third-party approvals, and are expected to be completed on April 1, 2021. Upon closing of such exchange transactions, the Company’s ownership interest in 704Games will increase to 100%.

Digital Tales Binding Term Sheet

On March 22, 2021 (but effective as of March 12, 2021), the Company entered into a binding term sheet (the “Binding Term Sheet”) with EleDa s.r.l. (“EleDa”). Pursuant to the Binding Term Sheet, the Company and EleDa intend that the Company will acquire from EleDa all of the shares of Digital Tales USA, LLC, a Florida limited liability company (the “Interests”). The purchase price for the Interests will be $2,200,000, payable as follows: (i) $1,540,000 at closing, (ii) $260,000 on the six-month anniversary of closing, (iii) $200,000 after the SBK video game license or substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be extended beyond current expiration date in 2024 for no less than 3 additional years, so long as such amendment is executed within 12 months of closing and (iv) $200,000 after the SBK video game license or substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be expanded to include console and PC video game development and publishing for the same period, so long as such amendment is executed within 12 months of closing. In addition, the Company agreed to reimburse EleDa for its legal fees and expenses up to $60,000. The parties are in the process of negotiating the definitive acquisition documents to complete the transaction, which is subject to customary closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

Remediation of Material Weakness

In connection with the preparation of the Company’s S-1 for the IPO, we determined that we had material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. These material weaknesses primarily pertained to (i) the documentation of significant accounting positions, estimates and conclusions that were not contemporaneously formalized and reviewed independently of the preparer and (ii) the segregation of duties.

We have taken steps toward remediating these material weaknesses, which to date have included: (1) the hiring of additional qualified finance and accounting personnel, including the hiring of a new Chief Financial Officer with SEC reporting experience; and (2) the implementation of formal policies, procedures and controls, training on standards of documentary evidence, as well as implementation of controls designed to ensure the reliability of critical spreadsheets and system generated reports from NetSuite, the enterprise resource planning system that the Company has implemented. Even though management does not consider the material weaknesses in our internal control over financial reporting to be fully remediated, we will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to issue an attestation report on our internal control over financial reporting until we are no longer an emerging growth company (as defined in the JOBS Act) and no longer a smaller reporting company that is a non-accelerated filer.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

On March 22, 2021 (but effective as of March 12, 2021), we entered into a binding term sheet (the “Binding Term Sheet”) with EleDa s.r.l. (“EleDa”). Pursuant to the Binding Term Sheet, we and EleDa intend that we will acquire from EleDa all of the shares of Digital Tales USA, LLC, a Florida limited liability company (the “Interests”). The purchase price for the Interests will be $2,200,000, payable as follows: (i) $1,540,000 at closing, (ii) $260,000 on the six-month anniversary of closing, (iii) $200,000 after the SBK video game license or substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be extended beyond current expiration date in 2024 for no less than 3 additional years, so long as such amendment is executed within 12 months of closing and (iv) $200,000 after the SBK video game license or substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be expanded to include console and PC video game development and publishing for the same period, so long as such amendment is executed within 12 months of closing. In addition, we agreed to reimburse EleDa for its legal fees and expenses up to $60,000. Pursuant to the Binding Term Sheet, EleDa agreed to an “Exclusivity Period” with respect to the Interests and Digital Tales USA, LLC’s assets.

The Exclusivity Period will continue through such date that the definitive acquisition documents are executed, and the acquisition of the Interests is closed. During such period, EleDa agreed not to, directly or indirectly, solicit, initiate, or encourage the submission of, or respond to, any expression of interest, inquiry, proposal or offer from any person or entity relating to the acquisition of any material part of the Interests or assets of Digital Tales USA, LLC or the liquidation, recapitalization, reorganization, or any similar transaction involving Digital Tales USA, LLC or its assets.

Pursuant to the Binding Term Sheet, our acquisition of the Interests is subject to negotiation of definitive documentation customary for a transaction of this nature, containing representations, warranties and covenants that are customary for transactions of this nature, as well as the satisfaction of various conditions required prior to closing as are customary for transactions of this nature, including, without limitation, our satisfaction, in its sole discretion, of a due diligence investigation of Digital Tales USA, LLC and its assets and operations, including, but not limited to, technical, intellectual property, financial, accounting and tax, and legal due diligence, the approval of the acquisition by our board of directors and receipt of necessary government or third-party approvals.

The foregoing description of the Binding Term Sheet does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Binding Term Sheet, a copy of which is attached hereto as Exhibit 10.36 and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy Statement to be filed within 120 days after our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Report are filed as a part of this Report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Motorsport Gaming US LLC	S-1/A	333-251501	2.1	1/11/21

2.2	Delaware Certificate of Conversion	S-1/A	333-251501	2.2	1/11/21

2.3	Florida Articles of Conversion	S-1/A	333-251501	2.3	1/11/21

2.4	Stock Purchase Agreement, dated August 14, 2018, by and between 704Games Company and Motorsport Gaming US LLC	S-1	333-251501	2.4	12/18/20

3.1	Articles of Organization of Motorsport Gaming US LLC	S-1	333-251501	3.1	12/18/20

3.2.1	Operating Agreement of Motorsport Gaming US LLC	S-1	333-251501	3.2	12/18/20

3.2.2	Amendment to Operating Agreement of Motorsport Gaming US LLC	S-1/A	333-251501	3.2.2	12/31/20

3.3	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.4	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

4.1	Form of Class A common stock Certificate	S-1	333-251501	4.1	12/18/20

10.1	Services Agreement, dated January 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.1	12/18/20

10.2.1	Exclusive Promotion Agreement, dated August 3, 2018, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.2.1	12/18/20

10.2.2	Amendment to Exclusive Promotion Agreement, effective as of December 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.2.2	12/18/20

10.3	Promissory Note, dated April 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.3	12/18/20

10.4	Stockholders’ Agreement, dated August 14, 2018, by and among Gaming Nation Inc., PlayFast Games, LLC, Leo Capital Holdings, LLC, HC2 Holdings 2, Inc., Continental General Insurance Company, Motorsport Gaming US LLC and 704Games Company	S-1	333-251501	10.4	12/18/20

10.5	Joint Venture Agreement, dated March 15, 2019, by and among Automobile Club de l’Ouest, Motorsport Gaming US LLC and Le Mans Esports Series Limited	S-1	333-251501	10.5	12/18/20

10.5.1	Amendment No.1, dated January 25, 2021, to Joint Venture Agreement, dated March 15, 2019, between Motorsport Games Inc. and Automobile Club de l’Ouest	8-K	001-39868	10.1	1/27/21

10.6.1	Limited Liability Company Agreement of Racing Pro League, LLC, effective March 1, 2019	S-1	333-251501	10.6.1	12/18/20

10.6.2	Amendment to Limited Liability Company Agreement, dated December 11, 2020	S-1	333-251501	10.6.2	12/18/20

10.7.1*	License Agreement, dated February 11, 2020, by and between National Association for Stock Car Auto Racing, LLC and Racing Pro League, LLC	S-1	333-251501	10.7.1	12/18/20

10.7.2	Amendment to License Agreement, dated December 11, 2020, by and between National Association for Stock Car Auto Racing, LLC and Racing Pro League, LLC	S-1	333-251501	10.7.2	12/18/20

10.8.1*	Second Amended and Restated Distribution and License Agreement, dated January 1, 2019, by and between 704Games Company and NASCAR Team Properties	S-1	333-251501	10.8.1	12/18/20

10.8.2	Amendment to Second Amended Distribution and License Agreement, dated November 30, 2020, by and between 704Games Company and NASCAR Team Properties	S-1	333-251501	10.8.2	12/18/20

10.9*	License Agreement, dated May 29, 2020, by and between BARC (TOCA) Limited and Motorsport Gaming US LLC	S-1	333-251501	10.9	12/18/20

10.10.1*	Distribution Agreement, dated April 18, 2016, by and between U&I Entertainment, LLC and 704Games Company LLC	S-1	333-251501	10.10.1	12/18/20

10.10.2	Amendment to Distribution Agreement, dated November 23, 2020, by and between U&I Entertainment, LLC and 704Games Company	S-1	333-251501	10.10.2	12/18/20

10.11+	Employment Agreement, effective as of January 1, 2020, by and between Motorsport Gaming US LLC and Dmitry Kozko	S-1	333-251501	10.11	12/18/20

10.12+	Offer Letter, effective as January 3, 2020, by and between Motorsport Gaming US LLC and Jonathan New	S-1	333-251501	10.12	12/18/20

10.13.1+	Statement of Terms and Conditions of Employment, dated June 26, 2018, by and between Autosport Media UK Limited and Stephen Hood	S-1	333-251501	10.13.1	12/18/20

10.13.2+	Letter Agreement, dated April 5, 2019, by and between Autosport Media UK Limited and Stephen Hood	S-1	333-251501	10.13.2	12/18/20

10.13.3+	Statement of Terms and Conditions of Employment, dated October 1, 2020, by and between Motorsport Games Limited and Stephen Hood	S-1	333-251501	10.13.3	12/18/20

10.14.1	Promotional Services Agreement, dated July 20, 2020, by and between Motorsport Gaming US LLC and Fernando Alonso Diaz	S-1	333-251501	10.14.1	12/18/20

10.14.2	Amendment to Promotional Services Agreement, dated November 23, 2020, by and between Motorsport Gaming US LLC and Fernando Alonso Diaz	S-1	333-251501	10.14.2	12/18/20

10.15.1+	Motorsport Games Inc. 2021 Equity Incentive Plan	S-8	333-252054	99.1	1/12/21

10.15.2+	Form of UK Approved Company Share Option Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.2	12/31/20

10.15.3+	Form of UK Motorsport Games Incentive Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.3	12/31/20

10.16+	Form of Incentive Stock Option Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.16	12/18/20

10.17+	Form of Restricted Stock Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.17	12/18/20

10.18	Grant of the Right of First Refusal, dated May 19, 2020, by and between Motorsport Gaming US LLC and Luminis International B.V.	S-1	333-251501	10.18	12/18/20

10.19*	Software Development and License Agreement, dated May 19, 2020, by and between Motorsport Gaming US LLC and Studio397 B.V.	S-1	333-251501	10.19	12/18/20

10.20*	License Agreement, dated August 11, 2020, by and between Epic Games International S.à.r.l. and MS Gaming Development LLC	S-1	333-251501	10.20	12/18/20

10.21*	Xbox Console Publisher License Agreement, by and between Microsoft Corporation and 704Games Company	S-1	333-251501	10.21	12/18/20

10.22*	PlayStation Global Developer and Publisher Agreement, by and among Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment Europe Ltd. and 704Games Company	S-1	333-251501	10.22	12/18/20

10.23	Stock Purchase Agreement, dated August 18, 2020, by and among HC2 Holdings 2, Inc., Continental General Insurance Company and Motorsport Gaming US LLC	S-1	333-251501	10.23	12/18/20

10.24+	Form of Stock Option Award Agreement to Dmitry Kozko	S-1	333-251501	10.24	12/18/20

10.25	Lease Agreement, dated May 15, 2020, by and between Lemon City Group, LLC and 704Games Company	S-1	333-251501	10.25	12/18/20

10.26	Side Letter Agreement relating to Promissory Note, dated September 4, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.26	12/18/20

10.27	Stock Purchase Agreement, dated October 6, 2020, by and among Leo Capital Holdings, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.27	12/18/20

10.28	Amendment to Promissory Note, dated November 23, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.28	12/18/20

10.29*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.2	1/27/21

10.30*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.3	1/27/21

10.31*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.4	1/27/21

10.32	Asset Purchase Agreement, dated March 18, 2021, among Motorsport Games Inc., Motorsport Games Australia PTY LTD, Black Delta Trading PTY LTD, Black Delta IP PTY LTD and Black Delta Holdings PTY LTD	8-K	001-39868	10.1	3/22/21
10.33	Binding Term Sheet, dated February 25, 2021, between Motorsport Games Inc. and Luminis International BV	8-K	001-39868	10.1	2/25/21
10.34	Share Exchange Agreement, dated March 11, 2021, between Motorsport Games Inc. and PlayFast Games, LLC	8-K	001-39868	10.1	3/12/21

10.35	Share Exchange Agreement, dated March 14, 2021, between Motorsport Games Inc. and Ascend FS, Inc.	8-K	001-39868	10.1	3/15/21

10.36	Binding Term Sheet, dated March 22, 2021, between Motorsport Games Inc. and EleDa s.r.l.					X

21.1	Subsidiaries of Motorsport Games Inc.	S-1	333-251501	21.1	12/18/20

23.1	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2021	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Dmitry Kozko	Chief Executive Officer and Executive Chairman	March 24, 2021
	Dmitry Kozko	(Principal Executive Officer)

By:	/s/ Jonathan New	Chief Financial Officer	March 24, 2021
	Jonathan New	(Principal Financial and Accounting Officer)

By:	/s/ Neil Anderson	Director	March 24, 2021
Neil Anderson

By:	/s/ Francesco Piovanetti	Director	March 24, 2021
Francesco Piovanetti

By:	/s/ Rob Dyrdek	Director	March 24, 2021
Rob Dyrdek

By:	/s/ James William Allen	Director	March 24, 2021
James William Allen

