Form 10-Q
period 2021-03-31
Motorsport Games Inc.
filed 2021-05-17
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSGM	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2021, the registrant had 11,635,897 shares of Class A common stock and 7,000,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended March 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) are forward-looking statements within the meaning of federal securities laws, including statements that involve expectations, plans or intentions, such as, but not limited to, those relating to our future business, future results of operations or financial condition, including with respect to the ongoing effects of the coronavirus (“COVID-19”) pandemic, new or planned products or offerings, industry trends, potential acquisitions and management strategies. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which include, but are not limited to, the following principal risks:

●	If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

●	If we do not provide high-quality products in a timely manner, our business may be negatively impacted.

●	The ongoing and prolonged COVID-19 pandemic has impacted our operations and could continue to adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.

●	Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition and operating results.

●	We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

●	Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenue and profitability.

●	The importance of retail sales to our business exposes us to the risks of that business model.

●	We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business.

●	We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we are unable to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel.

●	The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.

●	If we do not adequately address the shift to mobile device technology by our customers, operating results could be harmed and our growth could be negatively affected.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

ii

●	Motorsport Network, LLC (“Motorsport Network”) controls the direction of our business and its ownership of our Class A common stock and Class B common stock will prevent you and other stockholders from influencing significant decisions.

●	If we are no longer controlled by or affiliated with Motorsport Network, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

●	We have incurred significant losses since our inception, and we may continue to experience losses in the future.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

Additionally, there are other risks and uncertainties described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize or should any of these assumptions prove to be incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Report to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as otherwise required by law. New factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them. Further, we cannot assess the impact of each currently known or new factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets:
Cash	$49,778,477	$3,990,532
Accounts receivable, net of allowances of $2,191,484 and $2,150,684, at March 31, 2021 and December 31, 2020, respectively	5,571,848	5,975,414
Prepaid expenses and other current assets	856,147	507,177
Total Current Assets	56,206,472	10,473,123
Property and equipment, net	220,174	162,148
Goodwill	203,633	137,717
Intangible assets, net	9,323,807	5,568,452
Deferred offering costs	-	749,370
Other assets	-	296,200
Total Assets	$65,954,086	$17,387,010

Liabilities and Stockholders’ Equity / Member’s Equity

Current Liabilities:
Accounts payable	$417,218	$705,951
Accrued expenses	2,436,410	3,355,003
Due to related parties	959,784	10,853,536
Total Current Liabilities	3,813,412	14,914,490
Other non-current liabilities	907,250	856,694
Total Liabilities	4,720,662	15,771,184

Commitments and contingencies (Note 8)

Stockholders’ Equity / Member’s Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 shares; 10,780,633 and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,078	-
Class B common stock, $0.0001 par value; authorized 7,000,000 shares; 7,000,000 and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	700	-
Additional paid-in capital	75,940,940	-
Member’s equity	-	3,791,674
Accumulated deficit	(18,638,309)	(4,826,335)
Accumulated other comprehensive loss	(27,986)	4,928
Total Stockholders’ Equity / Member’s Deficit Attributable to Motorsport Games Inc.	57,276,423	(1,029,733)
Non-controlling interest	3,957,001	2,645,559
Total Stockholders’ Equity / Member’s Equity	61,233,424	1,615,826
Total Liabilities and Stockholders’ Equity / Member’s Equity	$65,954,086	$17,387,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues	$2,474,132	$3,234,567
Cost of revenues [1]	781,808	1,068,497
Gross profit	1,692,324	2,166,070

Operating expenses:
Sales and marketing [2]	1,024,218	638,139
Development [3]	1,250,362	935,804
General and administrative [4]	14,764,038	692,752
Depreciation and amortization	30,775	18,951
Total operating expenses	17,069,393	2,285,646
Loss from operations	(15,377,069)	(119,576)
Interest (expense) income [5]	(119,539)	1,140
Gain (loss) attributable to equity method investment	1,370,837	(70,242)
Other income (expense), net	40,347	(11,830)
Net loss	(14,085,424)	(200,508)
Less: Net (loss) income attributable to non-controlling interest	(273,450)	39,123
Net loss attributable to Motorsport Games Inc.	$(13,811,974)	$(239,631)

Net loss attributable to Class A common stock per share [6]:
Basic and diluted	$(1.30)

Weighted Average Number of Class A Common Shares Outstanding [6]:
Basic and diluted	10,637,065

[1] Includes related party costs of $0 and $68,256 for the three months ended March 31, 2021 and 2020, respectively.

[2] Includes related party expenses of $0 and $65,467 for the three months ended March 31, 2021 and 2020, respectively.

[3] Includes related party expenses of $577 and $73,956 for the three months ended March 31, 2021 and 2020, respectively.

[4] Includes related party expenses of $1,436,234 and $336,563 for the three months ended March 31, 2021 and 2020, respectively.

[5] Includes related party expenses of $105,845 and $0 for the three months ended March 31, 2021 and 2020, respectively.

[6] Basic and diluted net loss per Class A common stock is presented only for the period after the Company’s organizational transactions. See Note 1 for a description of the organizational transactions. See Note 2 for the calculation of net loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(14,085,424)	$(200,508)
Other comprehensive loss:
Foreign currency translation adjustments	(32,914)	-
Comprehensive loss	(14,118,338)	(200,508)
Comprehensive (loss) income attributable to non-controlling interests	(273,450)	39,123
Comprehensive loss attributable to Motorsport Games Inc.	$(13,844,888)	$(239,631)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / MEMBER’S EQUITY

 (Unaudited)

	For the Three Months Ended March 31, 2021
									Total Stockholders’		Total
								Accumulated	Equity / Member’s		Stockholders’
	Class A		Class B			Additional		Other	Equity Attributable	Non-	Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2021	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interests into shares of common stock	7,000,000	700	7,000,000	700	(3,791,674)	3,790,274	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	3,450,000	345	-	-	-	63,073,783	-	-	63,074,128	-	63,074,128
Stock-based compensation	330,633	33	-	-	-	9,076,883	-	-	9,076,916	-	9,076,916
Purchase of additional interest in Le Mans	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(32,914)	(32,914)	-	(32,914)
Net loss	-	-	-	-	-	-	(13,811,974)	-	(13,811,974)	(273,450)	(14,085,424)
Balance - March 31, 2021	10,780,633	$1,078	7,000,000	$700	$-	$75,940,940	$(18,638,309)	$(27,986)	$57,276,423	$3,957,001	$61,233,424

[1] Gross proceeds of $69,000,000 less offering costs of $5,925,872.

	For the Three Months Ended March 31, 2020
									Total Stockholders’		Total
								Accumulated	Equity / Member’s		Stockholders’
	Class A		Class B			Additional		Other	Equity Attributable	Non-	Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2020	-	$-	-	$-	$-	$-	$(3,064,354)	$-	$(3,064,354)	$6,676,314	$3,611,960
Net loss	-	-	-	-	-	-	(239,631)	-	(239,631)	39,123	(200,508)
Balance - March 31, 2020	-	$-	-	$-	$-	$-	$(3,303,985)	$-	$(3,303,985)	$6,715,437	$3,411,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(14,085,424)	$(200,508)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	136,600	134,016
Sales return and price protection reserves	40,800	152,907
Loss on disposal of property and equipment	-	32,537
Stock-based compensation	9,076,916	-
(Gain) loss on equity method investee	(1,370,837)	70,242
Changes in operating assets and liabilities:
Accounts receivable	362,766	(559,301)
Prepaid expenses and other current assets	(347,787)	(129,865)
Other assets	25,000	(450)
Accounts payable	(288,733)	253,272
Other non-current liabilities	50,555	29,792
Accrued expenses	(434,608)	797,004
Net Cash (Used In) Provided By Operating Activities	(6,834,752)	579,646

Cash Flows From Investing Activities:
Purchase of additional interest in Le Mans, net of cash acquired	153,250	-
Acquisition of KartKraft	(1,000,000)	-
Purchase of intangible assets	(26,000)	-
Purchase of property and equipment	(83,751)	(29,813)
Net Cash Used In Investing Activities	(956,501)	(29,813)

Cash Flows From Financing Activities:
Advances from related parties	1,772,503	230,000
Repayments of advances from related parties	(11,800,000)	(271,217)
Issuance of common stock in initial public offering, net [1]	63,661,128	-
Net Cash Provided By (Used In) Financing Activities	53,633,631	(41,217)

Effect of foreign exchange rate changes on cash	(54,433)	-

Net Increase In Cash	45,787,945	508,616

Cash - Beginning of the period	3,990,532	1,960,279

Cash - End of the period	$49,778,477	$2,468,895

[1] Gross proceeds of $69,000,000 less issuance costs of $5,338,872. See supplemental disclosure below for $587,000 of issuance costs paid in 2020.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$639,786	$-

Non-cash investing and financing activities:
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$587,000	$-
Accrued loss on equity method investee	$-	$(14,429)
Purchase of additional interest in Le Mans	$11,584,892	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION

Organization and Operations

Motorsport Gaming US LLC was established on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. (“Motorsport Games”). Upon effecting the corporate conversion on January 8, 2021, Motorsport Games Inc. now holds all the property and assets of Motorsport Gaming US LLC, and all of the debts and obligations of Motorsport Gaming US LLC were assumed by Motorsport Games Inc. by operation of law upon such corporate conversion. See Note 6 – Stockholders’ Equity – Corporate Conversion for additional details.

Motorsport Games, through its subsidiaries, including 704Games (as defined below) (collectively, the “Company”), is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race and the associated World Endurance Championship, the British Touring Car Championship (the “BTCC”) and others. The Company develops and publishes multi-platform racing video games including for game consoles, personal computer (PC) and mobile platforms. In addition, the Company organizes and facilitates esports tournaments, competitions, and events for its licensed racing games as well as on behalf of third-party racing game developers and publishers.

On April 16, 2021, the Company acquired the remaining equity interests in 704Games Company whereby 704Games Company merged with 704Games LLC, a newly-formed Delaware limited liability company and wholly-owned subsidiary of the Company, with 704Games LLC being the surviving entity in such merger. As used herein, “704Games” refers to (i) 704Games Company prior to the merger and (ii) 704Games LLC from and after the merger. See Note 11 – Subsequent Events – Share Exchange Agreements—704Games Common Stock for additional details.

Risks and Uncertainties

The global spread of the ongoing and prolonged COVID-19 pandemic has created significant business uncertainty for the Company and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns.

As a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s business and operations have been impacted, including the temporary closure of its offices in Miami, Florida, Silverstone, England, and Moscow, Russia, which has resulted in the Company’s employees working remotely. During the COVID-19 outbreak, demand for the Company’s games has generally increased, which the Company believes is primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there has been a significant increase in viewership of the Company’s esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as the Company was able to attract many of the top “real world” motorsport stars to compete. However, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic, which has negatively impacted the sales of the Company’s products from such retailers. Additionally, in the Company’s esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the postponing of certain events to later dates or shifting events from an in-person format to online only.

The Company continues to monitor the evolving situation caused by the COVID-19 pandemic, and it may take further actions required by governmental authorities or that it determines are prudent to support the well-being of its employees, suppliers, business partners and others. The degree to which the ongoing and prolonged COVID-19 pandemic impacts the Company’s operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume. Adverse economic and market conditions as a result of the ongoing and prolonged COVID-19 pandemic could also adversely affect the demand for the Company’s products and may also impact the ability of its customers, vendors and suppliers satisfy their obligations to the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2020 and 2019 and for the years then ended which are included the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2021 (the “2020 Form 10-K”).

NOTE 2 - Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements included in the 2020 Form 10-K, except as disclosed in this note.

Goodwill and Intangible Assets

The Company has recorded goodwill in connection with its acquisition of 704Games and Le Mans and has recorded indefinite lived intangible assets in connection with its acquisition of Le Mans Esports Series Limited (the “Le Mans Joint Venture”) and KartKraft. Under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise which may indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that its reporting units align with its operating segments. See Note 10 – Segment Reporting. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a one-step quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes a loss on impairment if the carrying value exceeds the fair value. In assessing the fair value of a reporting unit, the Company utilizes the Income Approach-Discounted Cash Flow Method as well as the Market Approach-Guideline Public Company Method.

Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 350. The Company’s intangible assets consist of the following which were acquired in connection with the acquisition of 704Games, the Le Mans Joint Venture, and KartKraft:

Intangible Asset	Useful Life
License agreements	16 years
Software	6-7 years
Distribution contracts	1 year
Non-compete agreements	3 years

See Note 3 – Acquisitions for additional details regarding the acquisition of goodwill and intangible assets.

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

3)	Esports Competition Events - Hosting of online esports competitions that generate sponsorship revenue.

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

Esports. The Company recognizes sponsorship revenue associated with hosting online esports competition events over the period of time the Company satisfies its performance obligation under the contract, which is generally the concurrent time the event is held and the customer obtains control. If the Company enters into a contract with a customer to sponsor for a series of esports events, the Company allocates the transaction price between the series of events and recognizes revenue over the period of time each event is held and the Company satisfies its performance obligation.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

During the three months ended March 31, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Identifying Performance Obligations

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, the Company must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

Determining the Transaction Price

The transaction price is determined based on the consideration that the Company will be entitled to receive in exchange for transferring its goods and services to the customer. Determining the transaction price often requires significant judgment based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. See below for additional information regarding the Company’s sales returns and price protection reserves.

Allocating the Transaction Price

Allocating the transaction price requires that the Company determine an estimate of the relative stand-alone selling price for each distinct performance obligation.

Principal Versus Agent Considerations

The Company evaluates sales to end customers of its full games and related content via third-party storefronts, including digital storefronts, such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple’s App Store, and Google’s Play Store, to determine whether or not the Company is acting as the principal or agent in the sale to the end customer. Key indicators that the Company evaluates in determining gross versus net treatment include, but are not limited to, the following:

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

Based on an evaluation of the above indicators, the Company determined that, apart from contracts with customers where revenue is generated via the Apple App Store or Google Play Store, the third party is considered the principal and, as a result, the Company reports revenue net of the fees retained by the storefront. For contracts with customers where revenue is generated via the Apple App Store or Google Play Store, the Company has determined that it is the principal and, as a result, reports revenue on a gross basis, with mobile platform fees included within cost of revenues

Sales Allowance, Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See Note 2 – Summary of Significant Accounting Policies – Accounts Receivable in the 2020 Form 10-K for additional details. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods. The Company recognized sales allowances and price protection reserves for the three months ended March 31, 2021 and 2020 in the amount of $118,340 and $97,828 respectively, which were included as reductions of revenues.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of options, if not anti-dilutive.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2021	2020
Stock options	382,518	n/a
	382,518	-

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which applies a right-of-use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. ASU 2016-02 requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP requirements. Classification depends on the same five criteria used by lessees under U.S. GAAP plus certain additional factors. The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. Early adoption is permitted. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.

In January 2020, the FASB issued ASU No. 2020-01—Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.

Income Taxes

On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

The Company is subject to federal and state income taxes in the United States. The Company files income tax returns in the jurisdictions in which nexus threshold requirements are met.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of March 31, 2021, management determined that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of such date.

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in its condensed consolidated statements of operations.

NOTE 3 – ACQUISITIONS

Le Mans

On January 25, 2021, the Company, entered into an Amendment (the “Amendment”) to the Le Mans Esports Series Ltd Joint Venture Agreement with Automobile Club de l’Ouest, a company registered in France (“ACO”). Pursuant to the Amendment, the Company increased its ownership share in the Le Mans Joint Venture, from 45% to 51%, with the Company now holding a majority ownership share and ACO holding a 49% minority ownership share in the Le Mans Joint Venture.

Pursuant to the Amendment, the parties expanded the primary objective and purpose of the Le Mans Joint Venture to include the creation, development, and publishing of video games based on the FIA World Endurance Championship and the 24 Hours of Le Mans, in addition to the operation, promotion, and running of an electronic sports events business replicating races of the FIA World Endurance Championship and the 24 Hours of Le Mans on an electronic gaming platform.

Pursuant to the Amendment, if the board of directors of the Le Mans Joint Venture determines that the Le Mans Joint Venture’s working capital requirements for the development of future games exceeds its resources, the Company will be obligated to contribute such additional funding to the Le Mans Joint Venture as a loan (which loan shall bear no interest). Any such loan is required to be repaid when additional funding is no longer required by the Le Mans Joint Venture, as determined by its board of directors, with such repayment to occur prior to the Le Mans Joint Venture’s distribution of any of its profits to the shareholders of the Le Mans Joint Venture.

Further, pursuant to the Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments that serve as the consideration for the Gaming License (as defined below).

On January 25, 2021, simultaneously with the execution of the Amendment, the Le Mans Joint Venture and ACO entered into a license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement for motorsports and/or racing video gaming products related to, themed as, or containing the FIA World Endurance Championship and the 24 Hours of Le Mans (including the Le Mans Joint Venture’s esports web platform) (the “Gaming License”).

The Gaming License’s term is through January 25, 2031. The term will automatically renew for an additional ten-year term. In exchange for the Gaming License, the Company agreed to fund up to €8,000,000 as needed by the Le Mans Joint Venture for development of the video game products, to be contributed on an as-needed basis during the term of the Gaming License. Additionally, the Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing each anniversary thereof for the term of the license.

On January 25, 2021, the Le Mans Joint Venture (a 51% controlled subsidiary of the Company) and ACO entered into a license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement for motorsports and/or racing esports events related to, themed as, or containing the FIA World Endurance Championship and the 24 Hours of Le Mans (including the Le Mans Joint Venture’s esports web platform) (the “Esports License”).

The Esports License’s term is through January 25, 2031. The term of the Esports License will automatically renew for an additional ten-year term. The Esports License was granted to the Le Mans Joint Venture on a royalty-free basis in consideration of the investments already made into the Le Mans Joint Venture by the Company and ACO.

On January 25, 2021, the Le Mans Joint Venture and ACO entered into another esports license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement to run, promote, and exploit the 24 Hours of Le Mans Virtual event (the “24 Hours of Le Mans Virtual License”).

The 24 Hours of Le Mans Virtual License’s term is through January 25, 2031. The term will automatically renew for an additional ten-year term. The 24 Hours of Le Mans Virtual License was granted to the Le Mans Joint Venture on a royalty-free basis in consideration of the investments already made into the Le Mans Joint Venture by the Company and ACO.

The following key assumptions were utilized by the Company: (i) revenue projections; (ii) risk-free rate, which was estimated based on the rate of treasury securities with the same term as the mid-period of the projection periods; and (iii) revenue volatility, which was estimated based on an analysis of historical asset volatilities for similar companies and adjusted for operating leverage to estimate revenue volatility.

The purchase price allocation was completed subsequent to the acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

As of January 25, 2021

	Valuation Method	Discount Rate	GBP	USD
Cash			£257,232	$350,626
Other assets			858	1,169
Gaming license	Excess earning method	30.0%	843,682	1,150,000
Esport licenses	Excess earning method	30.0%	1,217,836	1,660,000
Goodwill	Cost-to-recreate	30.0%	47,848	65,221
Accounts payable			(5,147)	(7,016)
Non- controlling interest	Busines Enterprise- Income	30.0%	(1,157,531)	(1,573,624)
Total Fair value of Member’s equity			£1,204,778	$1,646,376
Fair value of the previously held interest			£1,062,999	$1,449,000
Fair value of the consideration			£141,779	$197,376

Results of operations of the Le Mans Joint Venture for the period from January 25, 2021 to March 31, 2021 included $81,918 in operating expenses.

KartKraft

On March 18, 2021, the Company acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd. (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 was paid in escrow and will be paid on the six-month anniversary of closing. Through this acquisition, the Company plans to enter the simulated kart-racing space. Motorsport Games has founded a new company, Motorsport Games Australia to support Black Delta’s development team.

The purchase price allocation was completed subsequent to the acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Intangible Asset	Valuation Method	Discount Rate	Amount
KartKraft Trade Name	Relief-from-Royalty	27.5%	$108,000
Technology	Replacement Cost	25.0%	833,000
Employment & Non-Compete Agreements	With & Without Method	25.0%	59,000
Total Consideration			$1,000,000

Results of operations of KartKraft for the period from March 18, 2021 to March 31, 2021 included $11,877 in operating expenses.

Both Le Mans and KartKraft acquisitions have been recorded in accordance with ASC 805, Business Combinations. The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, deferred taxes have been recorded.

NOTE 4 - Intangible Assets

Licensing Agreement

On May 29, 2020, the Company secured a licensing agreement with the BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to this agreement, the Company was granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the license, this agreement requires the Company to pay BARC an initial fee in two installments, the first of which was due on June 5, 2020 and the second installment on the earlier of 60 days after the release of the products contemplated by the license or May 29, 2022. Following the initial fee, this agreement also requires the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. In connection with this licensing agreement, the Company acquired the BTCC license with a cost of $891,999. The Company began recognizing amortization expense during the year ended December 31, 2020 over the six-and-a-half year useful life, as the license terminates on December 31, 2026. As of March 31, 2021, the Company had a remaining liability in connection with this licensing agreement of $822,184, which is included in other non-current liabilities on the condensed consolidated balance sheets.

In connection with the acquisition of the Le Mans Joint Venture, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
Gaming license	Indefinite	$1,150,000
Esport licenses	Indefinite	1,660,000
Total		$2,810,000

In connection with the acquisition of KartKraft, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
KartKraft Trade Name	Indefinite	$108,000
Software	6 Years	833,000
Employment & Non-Compete	3 Years	59,000
Total		$1,000,000

Intangible assets consist of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Trade Name (Indefinite)	Domain Name (Indefinite)	Accumulated Amortization	Total
Balance as of January 1, 2019	$3,620,000	$2,340,000	$560,000	$-	$-	$-	$(382,594)	$6,137,406
Amortization expense	-	-	-	-	-	-	(810,250)	(810,250)
Balance as of December 31, 2019	3,620,000	2,340,000	560,000	-	-	-	(1,192,844)	5,327,156
Purchase of intangible assets	891,999	-	-	-	-	-	-	891,999
Amortization expense	-	-	-	-	-	-	(650,703)	(650,703)
Balance as of December 31, 2020	4,511,999	2,340,000	560,000	-	-	-	(1,843,547)	5,568,452
Purchase of intangible assets	2,839,947	832,754		107,968	58,983	26,000		3,865,652
Amortization expense							(110,297)	(110,297)
Balance as of March 31, 2021	$7,351,946	$3,172,754	$560,000	$107,968	$58,983	$26,000	$(1,953,844)	$9,323,807

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2019	$84,844	$87,750	$210,000	$-	$382,594
Amortization expense	226,250	234,000	350,000		810,250
Balance as of December 31, 2019	311,094	321,750	560,000	-	1,192,844
Amortization expense	306,302	344,401	-		650,703
Balance as of December 31, 2020	617,396	666,151	560,000	-	1,843,547
Amortization expense	90,869	18,794	-	634	110,297
Balance as of March 31, 2021	$708,265	$684,945	$560,000	$634	$1,953,844

Amortization expense related to intangible assets was $110,297 and $115,063 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued royalties	$492,546	$1,485,261
Accrued professional fees	26,010	129,291
Accrued consulting fees	832,666	398,526
Payable to Le Mans joint venture	-	234,667
Accrued development costs	532,784	196,845
Accrued hosting fees	582	551
Accrued rent	40,787	40,787
Accrued taxes	45,934	54,880
Accrued payroll	397,884	778,918
Accrued director payment	30,250	-
Accrued other	36,967	35,277
Total	$2,436,410	$3,355,003

NOTE 6 – STOCKHOLDERS’ EQUITY

Corporate Conversion

On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming US LLC, Motorsport Network, converted into an aggregate of (i) 7,000,000 shares of Class A common stock of Motorsport Games Inc. and (ii) 7,000,000 shares of Class B common stock of Motorsport Games Inc., representing all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Motorsport Network is the only holder of shares of the Company’s Class B common stock and does not have any transfer, conversion, registration or economic rights with respect to such shares of Class B common stock.

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

Initial Public Offering

On January 15, 2021, the Company completed its initial public offering of 3,450,000 shares of its Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 450,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the initial public offering were approximately $63.1 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Equity Grants – Common Stock

During the three months ended March 31, 2021, in conjunction with the Company’s initial public offering, the Company granted an aggregate of 330,633 shares of Class A common stock to its Chief Executive Officer, a consultant, and three of its directors with an aggregate grant date fair value of $6,612,660. The grant date fair value of these shares was recognized as stock-based compensation expense on the date of grant as the awards were fully vested on such date.

Equity Grants – Stock Options

During the three months ended March 31, 2021, in conjunction with the Company’s initial public offering, the Company issued its Chief Executive Officer an immediately vested ten-year stock option to purchase 203,333 restricted shares of the Company’s Class A common stock at an exercise price of $20.00 per share. The option had a grant date fair value of $2,189,896 which was recognized on the grant date.

During the three months ended March 31, 2021, in conjunction with the Company’s initial public offering, the Company granted ten-year stock options to purchase an aggregate of 167,477 shares of Class A common stock (145,438 shares at an exercise price of $20.00 and 22,039 shares at an exercise price of $23.90) to various employees of the Company. The options vest ratably over three years from the date of grant and had an aggregate grant date fair value of $2,043,133 which is being recognized ratably over the vesting period. Approximately $203,000 of compensation expense was recognized during the three months ended March 31, 2021.

During the three months ended March 31, 2021, in conjunction with the Company’s initial public offering, the Company granted ten-year stock options to purchase an aggregate of 15,096 shares of Class A common stock at an exercise price of $20.00 to the Company’s four directors. The options vest as follows: (i) an aggregate of 11,250 shares subject to the options vest on the one-year grant date anniversary, and (ii) 3,846 shares subject to the options vest ratably over three years from the date of grant. The options had an aggregate grant date fair value of $169,377 which is being recognized ratably over the vesting periods, as applicable. Approximately $35,000 of compensation expense was recognized during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company granted a ten-year stock option to purchase 5,114 shares of Class A common stock at an exercise price of $23.90 to the Company’s Head of Music Strategy. The option vests as follows: (i) 209 shares subject to the option vest immediately, (ii) 1,767 shares subject to the option vest on the one-year grant date anniversary, and (iii) 3,138 shares subject to the option vest ratably upon each of five confirmations of pre-approved artist introductions. The option grant date fair value of $140,000 is being recognized pursuant to the vesting terms. Approximately $36,000 of compensation expense was recognized during the three months ended March 31, 2021.

Stock-based Compensation

For three months ended March 31, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $9,076,916 and $0, respectively, related to the issuances of stock options and Class A common stock. As of March 31, 2021, there was $2,158,949 of unrecognized stock-based compensation expense which will be recognized over approximately 2.5 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021, regarding the promissory note with Motorsport Network (the “Promissory Note”) that is included within due to related parties on the condensed consolidated balance sheets, the Company repaid $11,800,000 of the Promissory Note and drew down an additional $1,906,248, such that the balance due to Motorsport Network was $959,784 as of March 31, 2021. See Note 11 – Subsequent Events – Repayment of Promissory Note for additional details.

NOTE 8 – Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2021 and December 31, 2020, the Company has not accrued any amounts for contingencies.

On January 11, 2021, Ascend FS, Inc. (“Ascend”), a minority stockholder of 704Games, filed a derivative action on behalf of 704Games in the Eleventh Judicial Circuit Court of Florida against the Company and the Company’s Chief Executive Officer and Executive Chairman. The complaint alleged breach of fiduciary duty and breach of contract in connection with the Company’s August and October 2020 purchases of an aggregate of 116,608 shares of common stock of 704Games (representing approximately 28.7% of the outstanding shares of 704Games) from certain selling stockholders. In connection with the closing of the transactions contemplated by the share exchange agreements entered into with Ascend and PlayFast Games, LLC (“PlayFast”) discussed in Note 11 – Subsequent Events – Share Exchange Agreements – 704Games Common Stock, the Company and its affiliates, without admitting any liability by any party, were released from all claims that Ascend or PlayFast could allege or assert against the Company as minority stockholders of 704Games. Pursuant to the exchange agreement with Ascend, the derivative legal action previously commenced by Ascend against the Company and certain of its affiliates was dismissed with prejudice on April 25, 2021.

On February 11, 2021, HC2 Holdings 2 Inc. and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the United States District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the sole manager of Motorsport Network (collectively, the “Individual Defendants”). The complaint alleges misrepresentations and omissions by the Company concerning 704Games’ financial condition and future prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act; joint and several liability of the Individuals Defendants under Section 20(a) of the Exchange Act with respect to the alleged violation of Section 10(b) and Rule 10(b); alleged violation by the Company of Section 20A of the Exchange Act in connection with plaintiffs’ sale to the Company of an aggregate of 106,307 shares of common stock of 704Games, which is equal to 26.2% of the outstanding common stock of 704Games, in August 18, 2020 (the “Stock Sale”); alleged breach of the Company’s obligations under the Stockholders’ Agreement, dated August 14, 2018, by and among the Company and the other stockholders of 704Games, in connection with 704Games’ requirement to provide financial information about 704Games to the plaintiffs; the defendants’ alleged fraudulent inducement of the plaintiffs to enter into a stock purchase agreement for the Stock Sale; the defendants’ alleged breach of fiduciary duty by alleged failure to disclose key financial and other information about 704Games and allegedly diverting corporate opportunities for the benefit of defendants; and alleged unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on August 18, 2020, the date of the Stock Sale, and the purchase price that was paid in the Stock Sale, as well as punitive damages and other relief.

At this time, it is too soon to determine the outcome of any litigation that may result from the HC2 and Continental Complaint. As a result, the Company has not accrued for any loss contingencies related to this claim because the amount and range of loss, if any, cannot currently be reasonably estimated. The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend its position to the fullest extent permitted by law.

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to this agreement, upon payment of the initial license fee described below, the Company was granted a nonexclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of this agreement) certain products using the Unreal Engine 4 for its next generation of games. In exchange for the license, this agreement requires the Company to pay Epic an initial license fee that was paid during the year ended December 31, 2020. During the three months ended March 31, 2021, Epic did not earn any royalties under this agreement. During a two-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. This agreement is effective until terminated under its provisions; however, pursuant to its terms, the Company can only actively develop new or existing authorized products using the Unreal Engine 4 during a five-year active development period, which terminates on August 11, 2025.

Operating Leases

The Company leases its facilities under operating leases. The Company’s rent expense under its operating leases was $89,755 and $54,301 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Three Months Ended March 31,
Customer	2021	2020
Customer B	35.76%	35.59%
Customer D	42.08%	29.94%
Customer E	*	11.78%
Total	77.84%	77.31%

*	Less than 10%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	March 31,	December 31,
Customer	2021	2020
Customer A	63.54%	81.84%
Customer B	12.68%	*
Customer C	17.77%	*
Total	93.99%	81.84%

*	Less than 10%

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Three Months Ended March 31,
Supplier	2021	2020
Supplier A	39.47%	42.22%
Supplier B	*	12.56%
Supplier C	18.37%	*
Supplier D	*	10.70%
Total	57.84%	65.48%

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2021 and 2020 were: (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented. Given that the Company’s esports segment just began its operations in late 2018, it has no material separate assets. That being said, the Company expects that its esports segment will have separate assets in the future.

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

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended,
	March 31,
	2021	2020
Revenues:
Gaming	$2,450,213	$3,234,567
Esports	23,919	-
Total Segment and Consolidated Revenues	$2,474,132	$3,234,567

Cost of Revenue:
Gaming	$715,116	$923,466
Esports	66,692	145,031
Total Segment and Consolidated Cost of Revenues	$781,808	$1,068,497

Gross Profit:
Gaming	$1,735,097	$2,311,101
Esports	(42,773)	(145,031)
Total Segment and Consolidated Gross Profit	$1,692,324	$2,166,070

(Loss) Income From Operations:
Gaming	$(15,193,257)	$118,748
Esports	(183,812)	(238,324)
Total Segment and Consolidated (Loss) Income
From Operations	$(15,377,069)	$(119,576)

Depreciation and Amortization:
Gaming	$25,439	$18,732
Esports	5,336	219
Total Segment and Consolidated Depreciation and Amortization	$30,775	$18,951

Interest Income (Expense):
Gaming	$(119,539)	$1,140
Esports	-	-
Total Segment and Consolidated Interest Income (Expense)	$(119,539)	$1,140

Equity investment (Loss) Income:
Gaming	$1,291,647	$(11,830)
Esports	-	(70,242)
Total Segment Equity in (Loss) Income	$1,291,647	$(82,072)

	March 31, 2021	December 31, 2020
Segment Total Assets:
Gaming	$65,910,252	$17,377,993
Esports	43,834	9,017
Consolidated Total assets	$65,954,086	$17,387,010

NOTE 11 - Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the condensed consolidated financial statements or notes.

Share Exchange Agreements—704Games Common Stock

On April 16, 2021, the Company closed the transactions contemplated by each of (i) the share exchange agreement with PlayFast, dated as of March 11, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “PlayFast Exchange Agreement”) and (ii) the share exchange agreement with Ascend, dated as of March 14, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “Ascend Exchange Agreement”). As a result, the Company acquired all of the remaining equity interests in 704Games Company.

The transactions contemplated by the PlayFast Exchange Agreement and the Ascend Exchange Agreement were structured as a merger of 704Games Company with and into 704Games LLC, a newly-formed Delaware limited liability company and wholly-owned subsidiary of the Company, with 704Games LLC being the surviving entity in such merger. The merger consideration issued to (i) PlayFast with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 366,542 newly-issued shares of the Company’s Class A common stock and $1,542,519 in cash and (ii) Ascend with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 488,722 newly-issued shares of the Company’s Class A common stock and $2,056,692 in cash.

Pursuant to the PlayFast Exchange Agreement and the Ascend Exchange Agreement, the Company and the other defendants, without admitting any liability by any party, were released from all claims that Ascend or PlayFast could allege or assert against the Company as minority stockholders of 704Games. Pursuant to the Ascend Exchange Agreement, the derivative legal action previously commenced by Ascend was dismissed with prejudice on April 25, 2021.

Studio397

On April 20, 2021, the Company closed the transactions contemplated by the share purchase agreement dated April 1, 2021 (the “SPA”) with Luminis International BV (“Luminis”) and Technology In Business B.V. (“TIB”) pursuant to which the Company purchased from TIB 100% of the share capital (the “Shares”) of Studio397 B.V. (“Studio397”).

The purchase price for the shares was U.S. $16,000,000, payable in two installments, as follows: U.S. $12,800,000 at closing (the “Completion Payment”) and U.S. $3,200,000 on the first-year anniversary of closing (the “Deferred Payment”).

To secure the Company’s payment of the Deferred Payment, the Company granted a right of pledge on 20% of the Shares (“Pledged Shares”) by means of execution of a deed of pledge at the closing of the transactions contemplated by the SPA. The voting rights attached to the Pledged Shares will be transferred to TIB if and to the extent that the Company fails to pay the Deferred Payment within 30 business days following receipt of TIB’s notice of such failure.

TIB agreed to fund Studio397 with sufficient funds from its proceeds of the Completion Payment at closing by way of share premium contribution so as to enable Studio397 to fully settle at closing the royalty payment amounts to be paid to Image Space Incorporated by Studio397 pursuant to the buy-out agreement, dated December 7, 2020, between Image Space Incorporated and Studio397.

Repayment of Promissory Note

On April 21, 2021, the Company repaid $863,169 of the balance relating to the Promissory Note due to Motorsport Network.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended March 31, 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report.

Our Business

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), the British Touring Car Championship (the “BTCC”) and others. Through the support of our majority shareholder, Motorsport Network, the largest global media company in the motorsport industry, Motorsport Games’ corporate mission is to create the preeminent motorsport gaming and esports entertainment ecosystem by delivering the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large and underserved global motorsport audience.

Started in 2018 as a wholly-owned subsidiary of the Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive license to develop multi-platform games for the BTCC, the Le Mans race and the WEC. We develop and publish multi-platform racing video games including for game consoles, personal computer (PC) and mobile platforms through various retail and digital channels, including full-game and downloadable content (sometimes known as “games-as-a- service”). Since our formation, our NASCAR video games have sold over one million copies for game consoles and PCs. For fiscal year 2020 and the three months ended March 31, 2021, substantially all of our revenue was generated from sales of our racing video games.

COVID-19 Pandemic Update

The global spread of the ongoing and prolonged COVID-19 pandemic has created significant business uncertainty for us and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns.

As a result of the ongoing and prolonged COVID-19 pandemic, including the related responses from government authorities, our business and operations have been impacted, including the temporary closure of our offices in Miami, Florida, Silverstone, England, and Moscow, Russia, which has resulted in our employees working remotely. During the ongoing and prolonged COVID-19 outbreak, demand for our games has generally increased, which we believe is primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there has been a significant increase in viewership of our esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as we were able to attract many of the top “real world” motorsport stars to compete. However, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. Additionally, in our esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the postponing of certain events to later dates or shifting events from an in-person format to online only.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, suppliers, business partners and others. The degree to which the ongoing and prolonged COVID-19 pandemic continues to impact our operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity and the market price of our Class A common stock due to the ongoing and prolonged COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.

Recent Developments

Initial Public Offering

On January 15, 2021, Motorsport Games completed its initial public offering (“IPO”) of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $63.1 million from the IPO, after deducting underwriting discounts and offering expenses payable by us.

Amendment to Joint Venture Agreement with ACO

On January 25, 2021, we entered into an amendment to our joint venture agreement with Automobile Club de l’Ouest (“ACO”) with respect to the Le Mans Esports Series Limited joint venture. Pursuant to the amendment, we increased our ownership interest in the joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the amendment, we secured the rights to be the exclusive video game developer and publisher for the Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, we agreed to fund up to €8,000,000 as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

KartKraft Acquisition

On March 19, 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 will be paid on the six-month anniversary of closing. Through this acquisition, we plan to enter the simulated kart-racing space. Motorsport Games has founded a new company, Motorsport Games Australia, to support the Black Delta development team.

Digital Tales Binding Term Sheet

On March 22, 2021, we entered into a binding term sheet with EleDa s.r.l. (“EleDa”). Pursuant to the binding term sheet, we and EleDa intend that we will acquire from EleDa all of the shares of Digital Tales USA, LLC, a Florida limited liability company (the “Interests”). The purchase price for the Interests will be $2,200,000, payable as follows: (i) $1,540,000 at closing; (ii) $260,000 on the six-month anniversary of closing; (iii) $200,000 after the SBK video game license or a substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be extended beyond current expiration date in 2024 for no less than 3 additional years, so long as such amendment is executed within 12 months of closing; and (iv) $200,000 after the SBK video game license or a substantially similar two-wheel racing brand license currently held by the Digital Tales USA, LLC is amended to be expanded to include console and PC video game development and publishing for the same period, so long as such amendment is executed within 12 months of closing. In addition, we agreed to reimburse EleDa for its legal fees and expenses up to $60,000. The parties are in the process of negotiating the definitive acquisition documents to complete the transaction, which is subject to customary closing conditions.

Acquisition of 704Games Common Stock

On April 16, 2021, the Company closed the transactions contemplated by each of: (i) the share exchange agreement with PlayFast Games, LLC, a North Carolina limited liability (“PlayFast”), dated as of March 11, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “PlayFast Exchange Agreement”); and (ii) the share exchange agreement with Ascend FS, Inc., a British Columbia corporation (“Ascend”), dated as of March 14, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “Ascend Exchange Agreement”). As a result, the Company acquired all of the remaining equity interests in 704Games Company.

The transactions contemplated by the PlayFast Exchange Agreement and the Ascend Exchange Agreement were structured as a merger of 704Games Company with and into 704Games LLC, a newly-formed Delaware limited liability company and a wholly-owned subsidiary of the Company, with 704Games LLC being the surviving entity in such merger. The merger consideration issued to (i) PlayFast with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 366,542 newly-issued shares of the Company’s Class A common stock and $1,542,519 in cash and (ii) Ascend with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 488,722 newly-issued shares of the Company’s Class A common stock and $2,056,692 in cash.

Pursuant to the PlayFast Exchange Agreement and the Ascend Exchange Agreement, the Company and the other defendants, without admitting any liability by any party, were released from all claims that Ascend or PlayFast could allege or assert against the Company as minority stockholders of 704Games. Pursuant to the Ascend Exchange Agreement, the parties agreed that the derivative legal action commenced by Ascend was dismissed with prejudice on April 25, 2021. See Note 8 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements for additional information.

Acquisition of Studio397

On April 20, 2021, the Company closed the transactions contemplated by the share purchase agreement dated April 1, 2021 (the “SPA”) with Luminis International BV (“Luminis”) and Technology In Business B.V. (“TIB”) pursuant to which the Company purchased from TIB 100% of the share capital of Studio397 B.V. The purchase price for the shares was U.S. $16,000,000, payable in two installments, as follows: U.S. $12,800,000 at closing and U.S. $3,200,000 on the first-year anniversary of closing. See Note 11 – Subsequent Events – Studio397 in our condensed consolidated financial statements for additional information.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR Heat products have historically accounted for the majority of our revenue. We currently anticipate releasing our next generation NASCAR console game, NASCAR NXT, in the third quarter of 2021. Additionally, we obtained the exclusive license to develop multi-platform games for the BTCC in May 2020, and we recently obtained the exclusive license to develop multi-platform games for the WEC series, including the iconic 24 hours of Le Mans race, in January 2021. The BTCC and Le Mans products are currently under development, and we currently anticipate releasing games for these racing series in 2022. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold primarily through a distribution network with exclusive partners who specialize in the distribution of games, including through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We currently derive, and expect to continue to derive, significant revenues from sales of our products to a very limited number of distribution partners. For the year ended December 31, 2020 and the three months ended March 31, 2021, we had one distribution partner through which we sold substantially all of our products for the retail channel, which represented approximately 34% and 1.7% of our total revenue, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2020 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the ongoing and prolonged COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. For example, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. See “—COVID-19 Pandemic Update” for additional information regarding the impact of COVID-19 on our business and operations.

Hardware Platforms

We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PS4 and Microsoft Corporation’s (“Microsoft”) Xbox One, which comprised approximately 86% and 78% of our total revenue for the year ended December 31, 2020 and the three months ended March 31, 2021, respectively. For the year ended December 31, 2020 and the three months ended March 31, 2021, the sale of products for Microsoft Windows via Steam comprised approximately 3% and 8% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 9% and 11% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those recently released by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the year ended December 31, 2020 and the three months ended March 31, 2021, approximately 51% and 98%, respectively, of our revenue from sales of video games for game consoles was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which has been heightened during the ongoing and prolonged COVID-19 pandemic. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2020, we facilitated 56 esports events, up from 22 esports events in 2019, which included official esports events for NASCAR, 24 Hours of Le Mans, the Official World Rallycross Esports Championship, FIA Formula E and other race series. The total number of people that have watched our esports events in 2020 was approximately 55 million, up from a total of approximately 3.8 million viewers throughout 2019. Through the three months ended March 31, 2021, we have facilitated 4 esports events, and the total number of people that have watched our esports events in the first three months of 2021 was approximately 220,000. As we continue to add to our existing portfolio of games centered around popular licensed racing series, this will provide us the opportunity to further grow our esports business by having more titles to produce our esports events.

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

Rapidly Changing Industry

We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete. We adapt our business by investing in creative and technical talent and new technologies, evolving our business strategies and distribution methods and developing new and engaging products and services. For example, the global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through services associated with the game, has led to significant growth in the mobile gaming industry, which we believe is a continuing trend. Accordingly, in conjunction with the launch of our new NASCAR console game, we plan to launch an updated NASCAR Heat Mobile in 2021, which is our NASCAR mobile racing game. Given the recent popularity and fast growing nature of the branded casual game experience, we also plan to introduce a slate of NASCAR branded casual gaming options, starting with the officially licensed NASCAR “match three” game in 2021.

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

Reportable Segments

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is our Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We classified our reportable operating segments into: (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for our licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”).

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

Our product and service offerings include, but are not limited to, full console and mobile games with both online and offline functionality, which generally include:

●	the initial game delivered digitally or via physical disc at the time of sale and typically provides access to offline core game content;

●	updates on a when-and-if-available basis, such as software patches or updates, and/or additional content to be delivered in the future, both paid and free; and

●	esports events.

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses attributable to our license arrangement with NASCAR and certain other third-parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disc manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Cost of revenues for our esports segment consists of the cost of producing esports events and paying prize money.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal, audit and compliance fees, facilities and other external general and administrative services.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of definite lived intangible assets acquired through our various acquisitions.

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Revenue

	For the Three Months Ended,
	March 31,
	2021	2020
Revenues:
Gaming	$2,450,213	$3,234,567
Esports	23,919	-
Total Segment and Consolidated Revenues	$2,474,132	$3,234,567

Revenues were $2,474,132 and $3,234,567 for the quarters ended March 31, 2021 and 2020, respectively, a decrease of $760,435 or 24%. For the three months ended March 31, 2021, revenues from our Gaming segment decreased $784,365, or 24%, to $2,450,213 from $3,234,567 for the three months ended March 31, 2020. The decrease in our Gaming segment revenues compared to the 2020 period was due primarily to lower sales of our console games  and, to a lesser extent, a reduction in mobile revenues. The NASCAR Heat 4 game was released in September 2019, which was two months later in the respective calendar year compared to the release of NASCAR Heat 5 in July 2020. This resulted in higher sales of NASCAR Heat 4 during the first quarter of 2020 as compared to the sales of NASCAR Heat 5 during the first quarter of 2021 since the majority of sales from a new release occur closest to the release date.

Esports segment revenues were $23,919 and $0 for the quarters ended March 31, 2021 and 2020, respectively, an increase of $23,919 from sponsorship revenues from the Codemaster DiRT Rally event held during the first quarter of 2021. We held three events during the first quarter of 2020 but did not have any sponsorship revenues associated with these events.

Cost of Revenues

	For the Three Months Ended
	March 31,
	2021	2020
Cost of Revenue
Gaming	$715,116	$923,466
Esports	66,692	145,031
Total Segment and Consolidated Cost of Revenues	$781,808	$1,068,497

Cost of revenues were $781,808 and $1,068,497 for the quarters ended March 31, 2021 and 2020, respectively, a decrease of $286,689 or 27%. The decrease is primarily due to a decrease in revenues combined with an increase in gross margin due to a higher percentage of digital sales.

Cost of revenues from our Gaming segment were $715,116 and $923,466 for the quarters ended March 31, 2021 and 2020, respectively, a decrease of $208,350 or 23% as revenues decreased proportionately. Cost of revenues from our esports segment were $66,692 and $145,031 for the quarters ended March 31, 2021 and 2020, respectively, a decrease of $78,339 or 54%. Cost of revenues in our esports segment are primarily comprised of contract labor to staff events.

Gross Profit

	For the Three Months Ended
	March 31,
	2021	2020
Gross Profit:
Gaming	$1,735,097	$2,311,101
Esports	(42,773)	(145,031)
Total Segment and Consolidated Gross Profit	$1,692,324	$2,166,070

Gross Profit was $1,692,324, or 68% of revenues, and $2,166,070, or 67% of revenues, for the quarters ended March 31, 2021 and 2020, respectively, a decrease of $473,746 or 22%. The decrease in gross profit was primarily due to the reduction in revenues, partially offset by the increased percentage of digital sales which have a slightly higher gross margin than the sale of physical units.

With lower revenues and slightly higher gross margin percentage of sales, our Gaming segment gross profit was $1,735,097 and $2,311,101 for the quarters ended March 31, 2021 and 2020, respectively. Costs relating to staffing at esports events resulted in a gross loss of $42,773 and $145,031 in our esports segment for the quarters ended March 31, 2021 and 2020, respectively.

Operating Expenses

Operating expenses were $17,069,393 and $2,285,646 for the quarters ended March 31, 2021 and 2020, respectively, an increase of $14,783,747, primarily attributable to expenses incurred in connection with and following our IPO in January 2021, including non-cash compensation and acquisition expenses.

Sales and Marketing

Sales and marketing expenses were $1,024,218 and $638,139 for the quarters ended March 31, 2021 and 2020, respectively. The increase in sales and marketing expenses reflects non-cash compensation expense of $121,722 relating to option grants in connection with the IPO, as well as higher headcount to support an increased number of games and platforms (Xbox, PlayStation, PC, Switch and mobile), which contributed $264,357 to the increase.

Development

Development expenses were $1,250,362 and $935,804 for the quarters ended March 31, 2021 and 2020, respectively. The $314,558 increase in development expenses reflects non-cash compensation expense of $43,832 relating to option grants in connection with the IPO, as well as higher headcount to develop and support an increased number of games and platforms, which contributed $270,726 to the increase.

General and Administrative

General and administrative expenses were $14,764,038 and $692,752 for the quarters ended March 31, 2021 and 2020, respectively, an increase of $14,071,286. The increase in general and administrative expenses reflects acquisition and IPO related expenses (including IPO bonuses and non-cash compensation expense) of $12,189,032; an increase in compensation expense of $739,640 (excluding IPO bonuses and non-cash compensation expense) primarily due to the increase in our headcount to manage a larger portfolio of brands across a greater number of platforms; an increase in insurance expense of $419,646 due to the directors’ and officers’ insurance policy we obtained when we became a publicly traded company; an increase in legal fees of $328,106 primarily relating to various acquisitions and corporate transactions, including the buyout through a merger of 704Games, and litigation matters relating to our previous purchases of certain equity interests in 704Games; and an increase in audit and accounting fees of $190,215 primarily due to increased costs of being a publicly traded company.

Depreciation and Amortization

Depreciation and amortization expenses were $30,775 and $18,951 for the quarters ended March 31, 2021 and 2020, respectively, an increase of $11,824. The increase was primarily due to additional amortization expense for intangible assets acquired through our acquisitions of BTCC and KartKraft.

Other Income (Expense)

Total other income (expense) was $1,291,645 and ($80,932) for the quarters ended March 31, 2021 and 2020, respectively.

Interest expense was $119,539 for the three months ended March 31, 2021 as compared to interest income of $1,140 for the three months ended March 31, 2020, an increase of $120,679 when compared to the 2020 period. This was primarily due to the interest-bearing related party loan from Motorsport Network that did not exist in 2020.

The gain (loss) attributable to equity method investment in the Le Mans joint venture was $1,370,837 for the quarter ended March 31, 2021 and $(70,242) for the quarter ended March 31, 2020.

Other income of $40,347 for the quarter ended March 31, 2021 was primarily comprised of $45,135 in rental income for sub-leasing our Charlotte North Carolina office. For the quarter ended March 31, 2020, other expense was ($11,830), comprised primarily of ($32,536) in expense for the write-off of fixed assets that were provided to the sub-lease tenant of Charlotte office offset by $18,896 rental income from sub-lease of Charlotte office and miscellaneous income of $1,810.

Other comprehensive loss was $32,914 and $0 for the quarters ended March 31, 2021 and 2020, respectively. This was primarily due to increased activity in our UK subsidiary during first quarter of 2021 and represents unrecognized foreign currency exchange losses.

Liquidity and Capital Resources

Liquidity

Since our inception, we have historically financed our operations primarily through advances from Motorsport Network, which were subsequently incorporated into a line of credit provided by Motorsport Network pursuant to a promissory note, as described below.

On January 15, 2021, we completed our IPO of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $63.1 million from the IPO, after deducting underwriting discounts and offering expenses payable by us.

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

Cash Flows From Operating Activities

Cash flows from operating activities for the three months ended March 31, 2021 and 2020 were $(6,834,752) and $579,646, respectively. The net cash used in operating activities for the three months ended March 31, 2021 was primarily a result of cash used to fund a net loss of $14,085,424, adjusted for net non-cash expenses of $7,883,479, and $632,807 of net cash used in changes in the levels of operating assets and liabilities. The net cash provided by operating activities for the three months ended March 31, 2020 was primarily a result of cash used to fund a net loss of $200,507, adjusted for net non-cash expenses of $389,702, partially offset by $390,452 of net cash provided by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $956,501, which was attributable to $1,000,000 paid in connection with the acquisition of KartKraft, the purchases of intangible assets and property and equipment of $26,000 and $83,751, respectively, partially offset by $153,250 of net cash acquired in the purchase of additional interest in the Le Mans joint venture. Net cash used in investing activities for the three months ended March 31, 2020 was $29,813, which was attributable to purchases of property and equipment.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the three months ended March 31, 2021 in the amount of $53,633,631, which was primarily attributable to $63.1 million of net cash provided by the sale of stock in our IPO, partially offset by $10.0 million of net repayments to Motorsport Network. During the three months ended March 31, 2020, we used $41,217 of net cash from financing activities, which represented net cash repaid to Motorsport Network.

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

During the three months ended March 31, 2021, the Company repaid $11,800,000 of the Promissory Note and drew down an additional $1,906,248, such that the balance due to Motorsport Network was $959,784 as of March 31, 2021. On April 21, 2021, the Company repaid $863,169 of the Promissory Note.

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

Critical Accounting Policies and Significant Accounting Estimates

Our management’s discussion and analysis of our condensed consolidated financial condition and results of operations are based on our condensed and consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed and consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult, and subjective judgments have an impact on revenue recognition, including reserves for sales returns and price protection, valuation allowance of deferred income taxes, valuation of acquired companies and equity investments, the recognition and disclosure of contingent liabilities, and goodwill and intangible assets impairment testing. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in our condensed consolidated financial statements included elsewhere in this quarterly report.

Recently Issued Accounting Standards

Our analysis of recently issued accounting standards are more fully described in our condensed consolidated financial statements included elsewhere in this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A. Controls and Procedures in the 2020 Form 10-K, and that continued to exist as of March 31, 2021.

However, as part of its ongoing remediation initiative, management continued to commit resources to documenting and evaluating our internal controls during the quarter.

Management is reviewing the design and is evaluating the internal controls within various business and entity-level processes including segregation of duties among in-house personnel and support staff.

We have also hired additional qualified finance and accounting personnel to assist in the preparation and review of our financial statements and SEC filings.

Management will complete its evaluation of the design of the remediation of the identified and reported material weaknesses in internal controls and then proceed to remediate those weaknesses and validate the operational effectiveness of the remediated controls.

Management expects to make and report continuous progress: (a) in the effective remediation of the identified material weaknesses; and (b) in designing and operating a commensurate internal control and disclosure control environment.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial statements. See Note 8 – Commitment and Contingencies – Litigation in our condensed consolidated financial statements for additional information.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Use of Proceeds

On January 15, 2021, we completed our IPO pursuant to our registration statement on Form S-1 (File No. 333-251501), as amended (the “Registration Statement”), which was declared effective by the SEC on January 12, 2021. As previously reported, we received net proceeds of approximately $63.1 million from our IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 12, 2021, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

As of March 31, 2021, we have used approximately $16.9 million of the net proceeds from our IPO, including (i) $11.8 million for the repayment of a portion of the outstanding amount due under our promissory note entered into with Motorsport Network, our majority stockholder; (ii) $1.0 million in connection with the acquisitions of KartKraft (which includes $250,000 in escrow); and (iii) $2.6 million for working capital and general corporate purposes.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1	Plan of Merger, dated as of April 16, 2021, between 704Games Company and 704 Games, LLC	8-K	001-39868	2.1	4/20/21

3.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.2	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.3	Certificate of Merger, dated as of April 16, 2021	8-K	001-39868	3.1	4/20/21

10.1	Amendment No. 1, dated January 25, 2021, to Joint Venture Agreement, dated March 15, 2019, between Motorsport Games Inc. and Automobile Club de l’Ouest	8-K	001-39868	10.1	1/27/21

10.2.1	Motorsport Games Inc. 2021 Equity Incentive Plan	S-8	333-252054	99.1	1/12/21

10.2.2	Form of UK Approved Company Share Option Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.2	12/31/20

10.2.3	Form of UK Motorsport Games Incentive Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.3	12/31/20

10.3	Form of Incentive Stock Option Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.16	12/18/20

10.4	Form of Restricted Stock Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.17	12/18/20

10.5*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.2	1/27/21

10.6*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.3	1/27/21

10.7*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.4	1/27/21

10.8	Asset Purchase Agreement, dated March 18, 2021, among Motorsport Games Inc., Motorsport Games Australia PTY LTD, Black Delta Trading PTY LTD, Black Delta IP PTY LTD and Black Delta Holdings PTY LTD	8-K	001-39868	10.1	3/22/21

10.9*	Share Purchase Agreement, dated April 1, 2021, among Motorsport Games Inc., Luminis International BV and Technology In Business B.V.	8-K	001-39868	10.1	4/1/21

10.10.1	Share Exchange Agreement, dated March 11, 2021, among Motorsport Games Inc., 704Games Company and PlayFast Games, LLC	8-K	001-39868	10.1	3/12/21

10.10.2	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and PlayFast Games, LLC	8-K	001-39868	10.1	4/2/21

10.11.1	Share Exchange Agreement, dated March 14, 2021, among Motorsport Games Inc., 704Games Company and Ascend FS, Inc.	8-K	001-39868	10.1	3/15/21

10.11.2	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and Ascend FS, Inc.	8-K	001-39868	10.2	4/2/21

10.12	Binding Term Sheet, dated March 22, 2021, between Motorsport Games Inc. and EleDa s.r.l.	10-K	001-39868	10.36	3/24/21

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)

