Form 10-Q
period 2021-06-30
Motorsport Games Inc.
filed 2021-08-11
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2021, the registrant had 11,635,897 shares of Class A common stock and 7,000,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended June 30, 2021

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity / Member’s Equity (Deficiency) for the Three and Six Months Ended June 30, 2021 and 2020	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II.	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) are forward-looking statements within the meaning of federal securities laws, including statements that involve expectations, plans or intentions, such as, but not limited to, those relating to: our future business, results of operations or financial condition, including with respect to the ongoing effects of the coronavirus (“COVID-19”) pandemic; new or planned products or offerings, including the anticipated timing of our product launches, such as for our NASCAR 21: Ignition, British Touring Car Championship, iconic 24 Hours of Le Mans endurance race and the associated FIA World Endurance Championship, and INDYCAR video games, as well as the launch of our updated NASCAR Heat Mobile game; our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on; our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners; our belief that additions to our existing portfolio of games centered around popular licensed racing series will provide us the opportunity to further grow our esports business by having more titles to produce our esports events; our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections; our plans to introduce a slate of NASCAR branded casual gaming options for mobile devices; our intention to continue to look for opportunities to expand the recurring portion of our busines; our liquidity, cash flows and anticipated uses of cash; our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting; our beliefs regarding the impact of any claims and litigation that we are subject to; industry trends, potential acquisitions; and management strategies. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as updated in subsequent SEC filings, which include, but are not limited to, the following principal risks:

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets

Current assets:
Cash	$28,303,204	$3,990,532
Accounts receivable, net of allowances of $2,350,624 and $2,150,684, at June 30, 2021 and December 31, 2020, respectively	3,840,842	5,975,414
Prepaid expenses and other current assets	1,312,923	507,177
Total Current Assets	33,456,969	10,473,123
Property and equipment, net	452,612	162,148
Goodwill	5,099,065	137,717
Intangible assets, net	19,657,911	5,568,452
Deferred offering costs	-	749,370
Other assets	-	296,200
Total Assets	$58,666,557	$17,387,010

Liabilities and Stockholders’ Equity / Member’s Equity

Current liabilities:
Accounts payable	$268,981	$705,951
Accrued expenses	2,114,935	3,355,003
Due to related parties	285,198	10,853,536
Purchase commitment liability	3,126,314	-
Total Current Liabilities	5,795,428	14,914,490
Other non-current liabilities	917,640	856,694
Total Liabilities	6,713,068	15,771,184

Commitments and contingencies (Note 8)

Stockholders’ Equity / Member’s Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A common stock - $0.0001 par value; authorized 100,000,000 shares; 11,635,897 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,164	-
Class B common stock - $0.0001 par value; authorized 7,000,000 shares; 7,000,000 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	700	-
Additional paid-in capital	75,117,703	-
Member’s equity	-	3,791,674
Accumulated deficit	(24,418,403)	(4,826,335)
Accumulated other comprehensive (loss) income	(98,795)	4,928
Total Stockholders’ Equity / Member’s Deficit Attributable to Motorsport Games Inc.	50,602,369	(1,029,733)
Non-controlling interest	1,351,120	2,645,559
Total Stockholders’ Equity / Member’s Equity	51,953,489	1,615,826
Total Liabilities and Stockholders’ Equity / Member’s Equity	$58,666,557	$17,387,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$2,238,927	$3,888,817	$4,713,059	$7,123,384
Cost of revenues [1]	906,303	1,272,239	1,688,111	2,340,736
Gross profit	1,332,624	2,616,578	3,024,948	4,782,648

Operating expenses:
Sales and marketing [2]	704,222	722,046	1,728,440	1,360,185
Development [3]	1,818,178	1,202,343	3,068,540	2,138,147
General and administrative [4]	4,717,180	582,408	19,481,218	1,275,160
Depreciation and amortization	66,448	8,511	97,223	27,462
Total operating expenses	7,306,028	2,515,308	24,375,421	4,800,954
(Loss) income from operations	(5,973,404)	101,270	(21,350,473)	(18,306)
Interest expense [5]	(31,899)	(218,500)	(151,438)	(217,360)
Gain (loss) attributable to equity method investment	-	41,008	1,370,837	(29,234)
Other income, net	44,360	44,688	84,707	32,858
Net loss	(5,960,943)	(31,534)	(20,046,367)	(232,042)
Less: Net (loss) income attributable to non-controlling interest	(180,849)	46,781	(454,299)	85,904
Net loss attributable to Motorsport Games Inc.	$(5,780,094)	$(78,315)	$(19,592,068)	$(317,946)

Net loss attributable to Class A common stock per share [6]:
Basic and diluted	$(0.50)		$(1.88)

Weighted-average shares of Class A common stock outstanding [6]:
Basic and diluted	11,494,919		10,421,910

[1]	Includes related party costs of $0 and $15,545 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $83,801 for the six months ended June 30, 2021 and 2020, respectively. See Note 7 – Related Party Transactions.

[2]	Includes related party expenses of $0 and $3,012 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $68,479 for the six months ended June 30, 2021 and 2020, respectively. See Note 7 – Related Party Transactions.

[3]	Includes related party expenses of $10,882 and $45,707 for the three months ended June 30, 2021 and 2020, respectively, and $11,459 and $119,663 for the six months ended June 30, 2021 and 2020, respectively. See Note 7 – Related Party Transactions.

[4]	Includes related party expenses of $134,284 and $254,981 for the three months ended June 30, 2021 and 2020, respectively, and $1,570,518 and $591,544 for the six months ended June 30, 2021 and 2020, respectively. See Note 7 – Related Party Transactions.

[5]	Includes related party expenses of $0 and $208,758 for the three months ended June 30, 2021 and 2020, respectively, and $105,845 and $208,758 for the six months ended June 30, 2021 and 2020, respectively. See Note 7 – Related Party Transactions.

[6]	Basic and diluted net loss per Class A common stock is presented only for the period after the Company’s organizational transactions. See Note 1-Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation for a description of the organizational transactions. See Note 2-Summary of Significant Accounting Policies for the calculation of net loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,960,943)	$(31,534)	$(20,046,367)	$(232,042)
Other comprehensive loss:
Foreign currency translation adjustments	(70,809)	-	(103,723)	-
Comprehensive loss	(6,031,752)	(31,534)	(20,150,090)	(232,042)
Comprehensive loss attributable to non-controlling interests	(180,849)	46,781	(454,299)	85,904
Comprehensive loss attributable to Motorsport Games Inc.	$(5,850,903)	$(78,315)	$(19,695,791)	$(317,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / MEMBER’S EQUITY

(Unaudited)

	For the Six Months Ended June 30, 2021
									Total Stockholders’ Equity /		Total
								Accumulated	Member’s Equity		Stockholders’
	Class A		Class B			Additional		Other	Attributable	Non-	Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2021	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interests into shares of common stock	7,000,000	700	7,000,000	700	(3,791,674)	3,790,274	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	3,450,000	345	-	-	-	63,073,783	-	-	63,074,128	-	63,074,128
Stock-based compensation	330,633	33	-	-	-	9,076,883	-	-	9,076,916	-	9,076,916
Purchase of additional interest in Le Mans	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(32,914)	(32,914)	-	(32,914)
Net loss	-	-	-	-	-	-	(13,811,974)	-	(13,811,974)	(273,450)	(14,085,424)
Balance - March 31, 2021	10,780,633	$1,078	7,000,000	$700	$-	$75,940,940	$(18,638,309)	$(27,986)	$57,276,423	$3,957,001	$61,233,424
Issuance of common stock to Gaming Nation and Playfast	855,264	86	-	-	-	-	-	-	86	-	86
Purchase of 704Games minority interest	-	-	-	-	-	(939,511)	-	-	(939,511)	(2,659,786)	(3,599,297)
ACO Investment in Le Mans joint venture	-	-	-	-	-	-	-	-	-	234,754	234,754
Stock-based compensation	-	-	-	-	-	116,274	-	-	116,274	-	116,274
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(70,809)	(70,809)	-	(70,809)
Net loss	-	-	-	-	-	-	(5,780,094)	-	(5,780,094)	(180,849)	(5,960,943)
Balance - June 30, 2021	11,635,897	$1,164	7,000,000	$700	$-	$75,117,703	$(24,418,403)	$(98,795)	$50,602,369	$1,351,120	$51,953,489

[1]	Gross proceeds of $69,000,000 less offering costs of $5,925,872.

	For the Six Months Ended June 30, 2020
									Total Stockholders’ Equity /		Total
								Accumulated	Member’s Equity		Stockholders’
	Class A		Class B			Additional		Other	Attributable	Non-	Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2020	-	$-	-	$-	$-	$-	$(3,064,354)	$-	$(3,064,354)	$6,676,314	$3,611,960
Net loss	-	-	-	-	-	-	(239,631)	-	(239,631)	39,123	(200,508)
Balance - March 31, 2020	-	$-	-	$-	$-	$-	$(3,303,985)	$-	$(3,303,985)	$6,715,437	$3,411,452
Net loss	-	-	-	-	-	-	(78,315)	-	(78,315)	46,781	(31,534)
Balance - June 30, 2020	-	$-	-	$-	$-	$-	$(3,382,300)	$-	$(3,382,300)	$6,762,218	$3,379,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(20,046,367)	$(232,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659,309	303,331
Sales return and price protection reserves	199,940	369,597
Stock-based compensation	9,193,190	-
(Gain) loss on equity method investee	(1,370,837)	29,234
Changes in operating assets and liabilities:
Accounts receivable	2,149,685	41,635
Prepaid expenses and other current assets	(751,480)	(998,225)
Other assets	25,000	(85,022)
Accounts payable	(579,061)	421,350
Other non-current liabilities	60,946	850,593
Accrued expenses	(804,871)	1,597,511
Net Cash (Used In) Provided By Operating Activities	(11,264,546)	2,297,962

Cash Flows From Investing Activities:
Purchase of additional interest in Le Mans, net of cash acquired	153,250	-
Acquisition of KartKraft	(1,000,000)	-
Acquisition of Studio397	(12,785,463)	-
Purchase of intangible assets	(27,928)	(891,999)
Purchase of property and equipment	(348,033)	(11,155)
Net Cash Used In Investing Activities	(14,008,174)	(903,154)

Cash Flows From Financing Activities:
Advances from related parties	1,868,312	427,376
Repayments on advances from related parties	(12,663,168)	(466,322)
Issuance of common stock in initial public offering, net [1]	63,661,128	-
Payments of deferred offering costs	-	(27,848)
Purchase of 704Games minority interest	(3,599,211)	-
Contributed capital from non-controlling shareholders	234,754	-
Net Cash Provided By (Used In) Financing Activities	49,501,815	(66,794)

Effect of foreign exchange rate changes on cash	83,577	-

Net Increase In Cash	24,312,672	1,328,014

Cash - Beginning of the period	3,990,532	1,960,279

Cash - End of the period	$28,303,204	$3,288,293

[1]	Gross proceeds of $69,000,000 less issuance costs of $5,338,872. See supplemental disclosure below for $587,000 of issuance costs paid in 2020.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$804,674	$-

Non-cash investing and financing activities:
Shares issued to 704Games former minority shareholders	$86	$-
Purchase commitment liability	$3,126,314	$-
Accrued loss on equity method investee	$-	$(14,429)
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$587,000	$-
Reduction of additional paid-in capital for purchased 704Games minority shares	$939,511	$-
Purchase of additional interest in Le Mans	$1,584,892	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION

Organization and Operations

Motorsport Gaming US LLC (“Motorsport Gaming”) was established as a limited liability company on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. (“Motorsport Games”). Upon effecting the corporate conversion on January 8, 2021, Motorsport Games now holds all the property and assets of Motorsport Gaming, and all of the debts and obligations of Motorsport Gaming were assumed by Motorsport Games by operation of law upon such corporate conversion. See “Note 6 – Stockholders’ Equity – Corporate Conversion” for additional details.

Motorsport Games, through its subsidiaries, including 704Games (as defined below) (collectively, the “Company”), is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, INDYCAR, the iconic 24 Hours of Le Mans endurance race and the associated World Endurance Championship, the British Touring Car Championship (the “BTCC”) and others. The Company develops and publishes multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms. In addition, the Company organizes and facilitates esports tournaments, competitions, and events for its licensed racing games, as well as on behalf of third-party racing game developers and publishers.

On April 16, 2021, the Company acquired the remaining equity interests in 704Games Company whereby 704Games Company merged with 704Games LLC, a newly-formed Delaware limited liability company and a wholly-owned subsidiary of the Company, with 704Games LLC being the surviving entity in such merger. As used herein, “704Games” refers to (i) 704Games Company prior to the merger and (ii) 704Games LLC from and after the merger. On April 20, 2021, the Company acquired 100% of the share capital of Studio397 B.V. (“Studio397”), a company that specializes in realistic, accurate and engaging simulation racing experiences through their rFactor Technology platform. See “Note 3 – Acquisitions” for additional details.

COVID-19 Pandemic

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for the Company and others, resulting in volatility and economic disruption. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic Update” in Part I, Item 2 of this Report for information relating to the impact of the COVID-19 pandemic on our business and operations.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2020 and 2019 and for the years then ended which are included the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2021 (the “2020 Form 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements included in the 2020 Form 10-K, except as disclosed in this note.

Goodwill and Intangible Assets

The Company has recorded goodwill in connection with its acquisition of 704Games, Le Mans Esports Series Limited (the “Le Mans Joint Venture”) and Studio397 and has recorded indefinite lived intangible assets in connection with its acquisition of the Le Mans Joint Venture and KartKraft. Under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if impairment indicators arise which may indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that its reporting units align with its operating segments. See “Note 10 – Segment Reporting.” In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a one-step quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes a loss on impairment if the carrying value exceeds the fair value. In assessing the fair value of a reporting unit, the Company utilizes the Income Approach-Discounted Cash Flow Method as well as the Market Approach-Guideline Public Company Method.

Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 350. The Company’s intangible assets consist of the following which were acquired in connection with the acquisition of 704Games, the Le Mans Joint Venture, KartKraft and Studio397:

Intangible Asset	Useful Life
License agreements	6.5-16 years
Software	6-10 years
Distribution contracts	1 year
Employment and non-compete agreements	3 years

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

See “Note 3 – Acquisitions” for additional details regarding the acquisition of goodwill and intangible assets.

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

The Company currently derives revenue principally from sales of its games and related extra content that can be played by customers on a variety of platforms, which includes game consoles, PCs, mobile phones and tablets. The Company’s product and service offerings include, but are not limited to, the following:

1)	Sales of Games - Full console, PC and mobile games contain a software license that is delivered digitally or via physical disc at the time of sale;

2)	Sales of Extra Content – Includes (a) extra content that is downloaded by console and PC players that provides the ability to customize and/or enhance their gameplay and (b) virtual currencies that provide mobile players with the ability to purchase extra content that allows them to customize and/or enhance their gameplay; and

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

Sales of Extra Content. Revenue received from sales of extra content are derived primarily from the sale of (a) digital in-game content that is downloaded by the Company’s console and PC customers that enhance their gameplay experience, typically by providing car upgrades or additional drivers and (b) virtual currencies that can be used by mobile customers to purchase content that allows them to customize and/or enhance their gameplay. Virtual currencies may not be used for any purpose other than for these in-game purchases. Revenue related to extra content is recognized at the point in time the Company satisfies its performance obligation, which is generally at the time the customer obtains control of the extra content, either by downloading the digital in-game content or by using the virtual currencies to purchase extra content. For console and PC customers, extra content is either purchased in a pack or on a standalone basis. Revenue associated with extra content from console and PC customers is deferred until the content has been delivered digitally to the customer. Revenue associated with virtual currencies is deferred until the virtual currency has been used by the customer to purchase extra content, which is the point in time the customer obtains control.

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

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Based on an evaluation of the above indicators, the Company determined that, apart from contracts with customers where revenue is generated via the Apple’s App Store or Google’s Play Store, the third party is considered the principal and, as a result, the Company reports revenue net of the fees retained by the storefront. For contracts with customers where revenue is generated via the Apple’s App Store or Google’s Play Store, the Company has determined that it is the principal and, as a result, reports revenue on a gross basis, with mobile platform fees included within cost of revenues.

Sales Allowance, Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See “Note 2 – Summary of Significant Accounting Policies – Accounts Receivable” in the 2020 Form 10-K for additional details. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods. The Company recognized sales allowances and price protection reserves for the three and six months ended June 30, 2021 in the amount of $81,600 and $199,940, respectively, and for the three and six months ended June 30, 2020 in the amount of $216,689 and $314,517, respectively, which were included as reductions of revenues.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	For the Three and Six Months Ended
	June 30,
	2021	2020
Stock options	574,073	n/a
	574,073	-

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

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

On January 8, 2021, Motorsport Gaming, a Florida limited liability company, converted into Motorsport Games, a Delaware corporation, pursuant to a statutory conversion.

The Company is subject to federal and state income taxes in the U.S. The Company files income tax returns in the jurisdictions in which nexus threshold requirements are met.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of June 30, 2021, management determined that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of such date.

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in its condensed consolidated statements of operations.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITIONS

Le Mans

In January 2021, the Company, entered into an Amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd Joint Venture Agreement with Automobile Club de l’Ouest, a company registered in France (“ACO”). Pursuant to the Le Mans Amendment, the Company increased its ownership share in the Le Mans Joint Venture, from 45% to 51%, with the Company now holding a majority ownership share and ACO holding a 49% minority ownership share in the Le Mans Joint Venture.

Pursuant to the Le Mans Amendment, the parties expanded the primary objective and purpose of the Le Mans Joint Venture to include the creation, development, and publishing of video games based on the FIA World Endurance Championship and the 24 Hours of Le Mans, in addition to operating, promoting, and running an electronic sports events business replicating races of the FIA World Endurance Championship and the 24 Hours of Le Mans on an electronic gaming platform.

Pursuant to the Le Mans Amendment, if the board of directors of the Le Mans Joint Venture determines that the Le Mans Joint Venture’s working capital requirements for the development of future games exceeds its resources, the Company will be obligated to contribute such additional funding to the Le Mans Joint Venture as a loan (which loan shall bear no interest). Any such loan is required to be repaid when additional funding is no longer required by the Le Mans Joint Venture, as determined by its board of directors, with such repayment to occur prior to the Le Mans Joint Venture’s distribution of any of its profits to the shareholders of the Le Mans Joint Venture.

Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments that serve as the consideration for the Le Mans Video Gaming License (as defined below).

In January 2021, simultaneously with the execution of the Le Mans Amendment, the Le Mans Joint Venture and ACO entered into a license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement for motorsports and/or racing video gaming products related to, themed as, or containing the FIA World Endurance Championship and the 24 Hours of Le Mans (including the Le Mans Joint Venture’s esports web platform) (the “Le Mans Video Gaming License”).

The Le Mans Video Gaming License’s term is through January 25, 2031. The term will automatically renew for an additional 10-year term. In exchange for the Le Mans Video Gaming License, the Company agreed to fund up to €8,000,000 (approximately $9,000,000) as needed by the Le Mans Joint Venture for development of the video game products, to be contributed on an as-needed basis during the term of the Le Mans Video Gaming License. Additionally, the Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing each anniversary thereof for the term of the license.

In January 2021, the Le Mans Joint Venture (a 51% controlled subsidiary of the Company) and ACO entered into another license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement for motorsports and/or racing esports events related to, themed as, or containing the FIA World Endurance Championship and the 24 Hours of Le Mans (including the Le Mans Joint Venture’s esports web platform) (the “Le Mans Esports License”).

The Le Mans Esports License’s term is through January 25, 2031. The term of the Le Mans Esports License will automatically renew for an additional 10-year term. The Le Mans Esports License was granted to the Le Mans Joint Venture on a royalty-free basis in consideration of the investments already made into the Le Mans Joint Venture by the Company and ACO.

In January 2021, the Le Mans Joint Venture and ACO entered into another esports license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement to run, promote, and exploit the 24 Hours of Le Mans Virtual event (the “24 Hours of Le Mans Virtual License”).

The 24 Hours of Le Mans Virtual License’s term is through January 25, 2031. The term will automatically renew for an additional 10-year term. The 24 Hours of Le Mans Virtual License was granted to the Le Mans Joint Venture on a royalty-free basis in consideration of the investments already made into the Le Mans Joint Venture by the Company and ACO.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The purchase price allocation for the Le Mans Joint Venture was completed subsequent to the acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

	Valuation Method	Discount Rate	GBP	USD
Cash	-	-	£257,232	$350,626
Other assets	-	-	858	1,169
Le Mans Gaming license	Excess earning Method	30.00%	843,682	1,150,000
Le Mans Esport license	Excess earning Method	30.00%	1,217,836	1,660,000
Goodwill	Cost-to-recreate	30.00%	47,848	66,280
Accounts payable	-		(5,147)	(7,016)
Non-controlling interest	Business Enterprise Income	30.00%	(1,157,531)	(1,573,624)
FX translation adjustment			-	(1,059)
Total Fair value of Member’s equity			£1,204,778	$1,646,376
Fair value of the previously held interest			£1,062,999	$1,449,000
Fair value of the consideration			£141,779	$197,376

Results of operations of the Le Mans Joint Venture for the period from January 25, 2021 to June 30, 2021 included $109,390 in operating expenses. It is impracticable to disclose revenues and net income (loss) on an unaudited pro forma basis, as the Company does not have access to the required financial information of the Le Mans Joint Venture prior to the acquisition date.

The acquisition of the Le Mans Joint Venture has been recorded in accordance with ASC 805, Business Combinations. The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, deferred taxes have been recorded as required.

KartKraft

In March 2021, the Company acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd. (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 was transferred to an escrow account, which will be released on the 6-month anniversary of closing. Through this acquisition, the Company plans to enter the simulated kart-racing space. Motorsport Games has founded a new company, Motorsport Games Australia to support the Black Delta’s development team.

The purchase price allocation for the KartKraft acquisition was completed subsequent to the acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Intangible Asset	Valuation Method	Discount Rate	USD
KartKraft Trade Name	Relief-from-Royalty	27.50%	$108,000
Technology	Replacement cost	25.00%	833,000
Employment & Non-Compete	With & Without Method	25.00%	59,000
Total Consideration			$1,000,000

Results of operations of KartKraft for the period from March 18, 2021 to June 30, 2021 included $94,026 in operating expenses. It is impracticable to disclose revenues and net income (loss) on an unaudited pro forma basis, as the Company does not have access to the requisite financial information of KartKraft prior to the acquisition date.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The KartKraft acquisition has been recorded in accordance with ASC 805, Business Combinations. The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, deferred taxes have been recorded as required.

Studio397

In April 2021, the Company closed the transactions contemplated by the share purchase agreement, dated April 1, 2021 (the “SPA”), with Luminis International BV (“Luminis”) and Technology In Business B.V. (“TIB”) pursuant to which the Company purchased from TIB 100% of the share capital (the “Studio397 Shares”) of Studio397. Studio397 is a racing simulation and technology company that provides the industry-leading racing simulation platform, rFactor2. Since early 2020, Studio397 has been providing its vehicle physics, tire modeling and artificial intelligence software to the Company’s video games.

The purchase price for the Studio397 Shares was $16,000,000, payable in the following two installments: $12,800,000 was paid at closing (the “Completion Payment”) and $3,200,000 on the first anniversary of closing (the “Deferred Payment”). The Deferred Payment was discounted to $3,111,781 using a 2.8% discount rate as of the acquisition date and a payment date of April 20, 2022. The balance of the deferred payment as of June 30, 2021 was $3,126,314.

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

The purchase price allocation for total invested capital of $15,911,781 was completed subsequent to the Studio397 acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

	Valuation Method	Discount Rate	Amount
Debt-free net working capital	-	-	$(12,450)
Fixed assets	-	-	21,504
rFactor 2 Trade Name	Relief-from-Royalty	9.80%	3,040,000
Technology	Replacement Cost	9.80%	7,010,000
Employment & Non-Compete Agreements	With & Without Method	9.80%	214,000
Internally developed franchise	Excess earning Method	9.80%	678,000
Goodwill	Cost-to-recreate	10.00%	4,895,069
FX translation adjustment			65,658
Total Consideration			$15,911,781

Studio397’s results of operations for the period from April 20, 2021 to June 30, 2021 included $470,564 in revenues, $286,795 in cost of sales, $469,277 in operating expenses and $341 of other income. On an unaudited pro forma basis, if the acquisition had occurred on April 1, 2021, the Company’s consolidated revenues and net loss for three months ended June 30, 2021 would have been $2,335,293 and $6,096,648, respectively. On an unaudited pro forma basis, if the acquisition had occurred on January 1, 2021, the Company’s consolidated revenues and net loss for six months ended June 30, 2021 would have been $5,417,086 and $20,508,133, respectively.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The components of debt free net working capital deficit are as follows:

Current assets:
Projects to be invoiced	$192,658
Trade debtors	26,121
Paid in advance	47,168
Total current assets	$265,947

Less current liabilities:
Trade creditors	140,049
Advance invoices/payments	41,063
Audit costs	7,148
Holiday allowances	49,242
Bonuses	42,035
Taxes and social securities	(1,140)
Total current liabilities	$278,397

Debt free net working capital deficit	$(12,450)

The Studio397 acquisition has been recorded in accordance with ASC 805, Business Combinations. The transaction was taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, deferred taxes have been recorded as required.

704Games Company

In April 2021, the Company closed the transactions contemplated by each of (i) the share exchange agreement with PlayFast Games, LLC, a North Carolina limited liability (“PlayFast”), dated as of March 11, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “PlayFast Exchange Agreement”) and (ii) the share exchange agreement with Ascend FS, Inc., a British Columbia corporation (“Ascend”), dated as of March 14, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “Ascend Exchange Agreement”). As a result, the Company acquired all of the remaining equity interests in 704Games.

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

The Company’s consolidated revenue and net loss for the three and six months ended June 30, 2021 would have been the same as reported on the Condensed Consolidated Statements of Operations if the acquisition had occurred on January 1, 2021 and April 1, 2021, respectively.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - INTANGIBLE ASSETS

Licensing Agreement

On May 29, 2020, the Company secured a licensing agreement with the BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to this agreement, the Company was granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the license, this agreement requires the Company to pay BARC an initial fee in two installments, the first of which was due on June 5, 2020 and the second installment on the earlier of 60 days after the release of the products contemplated by the license or May 29, 2022. Following the initial fee, this agreement also requires the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. In connection with this licensing agreement, the Company acquired the BTCC license with a cost of $891,999. The Company began recognizing amortization expense during the year ended December 31, 2020 over the six-and-a-half year useful life, as the license terminates on December 31, 2026. As of June 30, 2021, the Company had a remaining liability in connection with this licensing agreement of $832,505, which is included in other non-current liabilities on the condensed consolidated balance sheets.

In connection with the acquisition of the Le Mans Joint Venture, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
Gaming license	Indefinite	$1,150,000
Esport license	Indefinite	1,660,000
Total		$2,810,000

In connection with the acquisition of KartKraft, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
KartKraft Trade Name	Indefinite	$108,000
Software	6 Years	833,000
Employment & Non-Compete	3 Years	59,000
Total		$1,000,000

In connection with the acquisition of Studio397, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
Technology	6 years	$7,010,000
rFactor 2 Trade Name	Indefinite	3,040,000
Internally developed franchise	10 years	678,000
Employment & Non-Compete Agreements	3 years	214,000

Total		$10,942,000

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets consist of the following:

	Licensing Agreements	Software	Distribution Contracts	Trade Name (Indefinite)	Non-Compete Agreement	Domain Name (Indefinite)	Accumulated Amortization	Total
Balance as of January 1, 2021	$4,511,999	$2,340,000	$560,000	$-	$-	$-	$(1,843,547)	$5,568,452
Intangible assets acquired through business combination	2,839,947	832,754	-	107,968	58,983	-	-	3,839,652
Purchase of intangible assets	-	-	-	-	-	26,000	-	26,000
Amortization expense	-	-	-	-	-	-	(110,297)	(110,297)
Balance as of March 31, 2021	7,351,946	3,172,754	560,000	107,968	58,983	-	(1,953,844)	9,323,807
Intangible assets acquired through business combination	-	7,688,000	-	3,040,000	214,000	-	-	10,942,000
Purchase of intangible assets	-	-	-	-	-	1,928	-	1,928
Amortization expense	-	-	-	-	-	-	(471,114)	(471,114)
FX translation adjustments	15,668	(114,012)	-	(41,825)	(3,701)	-	5,160	(138,710)
Balance as of June 30, 2021	$7,367,614	$10,746,742	$560,000	$3,106,143	$269,282	$1,928	$(2,419,798)	$19,657,911

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2021	$617,396	$666,151	$560,000	$-	$1,843,547
Amortization expense	22,254	83,571	-	4,472	110,297
Balance as of March 31, 2021	639,650	749,722	560,000	4,472	1,953,844
Amortization expense	90,870	365,390	-	14,854	471,114
FX translation adjustments	-	(5,160)	-	-	(5,160)
Balance as of June 30, 2021	$730,520	$1,109,952	$560,000	$19,326	$2,419,798

Amortization expense related to intangible assets was $471,114 and $160,806 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $581,411 and $275,869 for the six months ended June 30, 2021, and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued royalties	$424,223	$1,485,261
Accrued professional fees	57,478	129,291
Accrued consulting fees	603,988	398,526
Payable to Le Mans joint venture	647,630	234,667
Accrued development costs	683	196,845
Accrued hosting fees	40,787	551
Accrued rent	31,491	40,787
Accrued taxes	136,531	54,880
Accrued payroll	30,250	778,918
Accrued director payment	13,820	-
Accrued other	128,054	35,277
Total	$2,114,935	$3,355,003

NOTE 6 – STOCKHOLDERS’ EQUITY

Corporate Conversion

On January 8, 2021, Motorsport Gaming converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming, Motorsport Network, converted into an aggregate of (i) 7,000,000 shares of Class A common stock of Motorsport Games and (ii) 7,000,000 shares of Class B common stock of Motorsport Games Inc., representing all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Motorsport Network is the only holder of shares of the Company’s Class B common stock and does not have any transfer, conversion, registration or economic rights with respect to such shares of Class B common stock.

Upon effecting the corporate conversion on January 8, 2021, Motorsport Games now holds all the property and assets of Motorsport Gaming, and all of the debts and obligations of Motorsport Gaming were assumed by Motorsport Games by operation of law upon such corporate conversion.

Effective as of January 8, 2021, the members of the board of directors of Motorsport Gaming became the members of Motorsport Games’ board of directors, and the officers of Motorsport Gaming became the officers of Motorsport Games.

Initial Public Offering

On January 15, 2021, the Company completed its initial public offering of 3,450,000 shares of its Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 450,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the initial public offering were approximately $63.1 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company during 2020 and 2021.

Common Stock

See Note 3 – Acquisitions for details of  the Company’s issuance of Class A common stock in connection with certain acquisitions.

Equity Grants – Common Stock

During the six months ended June 30, 2021, in conjunction with the Company’s initial public offering, the Company granted an aggregate of 330,633 shares of Class A common stock to its Chief Executive Officer, a consultant, and three of its directors with an aggregate grant date fair value of $6,612,660. The grant date fair value of these shares was recognized as stock-based compensation expense on the date of grant as the awards were fully vested on such date.

Equity Grants – Stock Options

During the six months ended June 30, 2021, in conjunction with the Company’s initial public offering, the Company granted its Chief Executive Officer an immediately vested ten-year stock option to purchase 203,333 shares of the Company’s Class A common stock at an exercise price of $20.00 per share. The option had a grant date fair value of $2,189,896 which was recognized on the grant date.

During the six months ended June 30, 2021, in conjunction with the Company’s initial public offering, the Company granted ten-year stock options to purchase an aggregate of 158,975 shares of the Company’s Class A common stock (145,438 shares at an exercise price of $20.00 and 11,445 shares at an exercise price of $23.90) to various employees of the Company. The options vest ratably over three years from the date of grant and had an aggregate grant date fair value of $1,931,025 which is being recognized ratably over the vesting period. Approximately $308,840 of compensation expense was recognized during the six months ended June 30, 2021.

During the six months ended June 30, 2021, in conjunction with the Company’s initial public offering, the Company granted ten-year stock options to purchase an aggregate of 15,096 shares of the Company’s Class A common stock at an exercise price of $20.00 to four members of the Company’s board of directors. The options vest as follows: (i) an aggregate 11,250 shares subject to the options vest on the one-year grant date anniversary, and (ii) 3,846 shares subject to the options vest ratably over three years from the date of grant. The options had an aggregate grant date fair value of $169,377 which is being recognized ratably over the vesting period. Approximately $64,446 of compensation expense was recognized during the six months ended June 30, 2021.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended June 30, 2021, the Company granted a ten-year stock option to purchase 5,114 shares of the Company’s Class A common stock at an exercise price of $23.90 to the Company’s former Head of Music Strategy. The option were to vest as follows: (i) 209 shares subject to the option vested immediately, (ii) 1,767 shares subject to the option were to vest on the one-year grant date anniversary, and (iii) 3,138 shares subject to the option were to vest ratably upon each of five confirmations of pre-approved artist introductions. The option grant date fair value of $62,955 was to be recognized pursuant to the vesting terms. During the three months ended June 30, 2021, the Company modified this option such that it is now an option to purchase 2,092 shares of the Company’s Class A common stock at an exercise price of $23.90, which vested immediately on the modification date with a modified fair value of $25,418. Approximately $25,418 of compensation expense was recognized for the six months ended June 30, 2021 as a result of the modification.

During the six months ended June 30, 2021, in conjunction with an amendment to the employment agreement of its Chief Executive Officer (as amended, the “CEO Employment Agreement”), the Company granted its Chief Executive Officer a ten-year stock option to purchase 150,000 shares of the Company’s Class A common stock at an exercise price of $20.00. The option vests ratably over three years from the date of grant and had a grant date fair value of $621,923 which is being recognized ratably over the vesting period. Approximately $6,912 of compensation expense was recognized during the six months ended June 30, 2021.

During the six months ended June 30, 2021, pursuant to the terms of the CEO Employment Agreement and based on the Company’s market value following its initial public offering, the Company granted its Chief Executive Officer a ten-year stock option to purchase 44,577 shares of the Company’s Class A common stock at an exercise price of $23.86. The option vests ratably over three years from the date of grant and had a grant date fair value of $579,300 which is being recognized ratably over the vesting period. Approximately $6,437 of compensation expense was recognized during the six months ended June 30, 2021.

Stock-Based Compensation

For three months ended June 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $116,276 and $0, respectively, related to the issuances of stock options. For the six months ended June 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $9,193,190 and $0, respectively, related to the issuances of stock options. As of June 30, 2021, there was $2,936,411 of unrecognized stock-based compensation expense which will be recognized over approximately 4 years.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – RELATED PARTY TRANSACTIONS

During six months ended June 30, 2021, the Company drew down an additional $1,868,312, and repaid $12,663,168 of the promissory note, resulting in the balance due to Motorsport Network of $285,198 as of June 30, 2021. This balance is included within due to related parties on the Company’s condensed consolidated balance sheet.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2021 and December 31, 2020, the Company has not accrued any amounts for contingencies.

On January 11, 2021, Ascend, a minority stockholder of 704Games, filed a derivative action on behalf of 704Games in the Eleventh Judicial Circuit Court of Florida against the Company and the Company’s Chief Executive Officer and Executive Chairman. The complaint alleged breach of fiduciary duty and breach of contract in connection with the Company’s August and October 2020 purchases of an aggregate of 116,608 shares of common stock of 704Games (representing approximately 28.7% of the outstanding shares of 704Games) from certain selling stockholders. In connection with the closing of the transactions contemplated by the Ascend Exchange Agreement and the PlayFast Exchange Agreement, the Company and its affiliates, without admitting any liability by any party, were released from all claims that Ascend or PlayFast could allege or assert against the Company as minority stockholders of 704Games. Pursuant to the Ascend Exchange Agreement, the derivative legal action previously commenced by Ascend against the Company and certain of its affiliates was dismissed with prejudice on April 25, 2021.

On February 11, 2021, HC2 Holdings 2 Inc. and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the United States District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the sole manager of Motorsport Network (collectively, the “Individual Defendants”). The complaint alleges misrepresentations and omissions by the Company concerning 704Games’ financial condition and future prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act; joint and several liability of the Individual Defendants under Section 20(a) of the Exchange Act with respect to the alleged violation of Section 10(b) and Rule 10(b); alleged violation by the Company of Section 20A of the Exchange Act in connection with plaintiffs’ sale to the Company of an aggregate of 106,307 shares of common stock of 704Games, which is equal to 26.2% of the outstanding common stock of 704Games, in August 18, 2020 (the “Stock Sale”); alleged breach of the Company’s obligations under the Stockholders’ Agreement, dated August 14, 2018, by and among the Company and the other stockholders of 704Games, in connection with 704Games’ requirement to provide financial information about 704Games to the plaintiffs; the defendants’ alleged fraudulent inducement of the plaintiffs to enter into a stock purchase agreement for the Stock Sale; the defendants’ alleged breach of fiduciary duty by alleged failure to disclose key financial and other information about 704Games and allegedly diverting corporate opportunities for the benefit of defendants; and alleged unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on August 18, 2020, the date of the Stock Sale, and the purchase price that was paid in the Stock Sale, as well as punitive damages and other relief.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

At this time, it is premature to determine the outcome of any litigation that may result from the HC2 and Continental Complaint. As a result, the Company has not accrued for any loss contingencies related to this claim because the amount and range of loss, if any, cannot currently be reasonably estimated. The Company believes that the plaintiff’s allegations are without merit and the Company intends to continue to vigorously defend its position to the fullest extent permitted by law.

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to this agreement, upon payment of the initial license fee described below, the Company was granted a non-exclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of this agreement) certain products using the Unreal Engine 4 for its next generation of games. In exchange for the license, this agreement requires the Company to pay Epic an initial license fee that was paid during the year ended December 31, 2020. During the three and six months ended June 30, 2021, Epic did not earn any royalties under this agreement. During a two-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. This agreement is effective until terminated under its provisions; however, pursuant to its terms, the Company can only actively develop new or existing authorized products using the Unreal Engine 4 during a five-year active development period, which terminates on August 11, 2025.

Operating Leases

The Company leases its facilities under operating leases. The Company’s rent expense under its operating leases was $101,403 and $67,658 for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $191,158 and $121,959 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 9 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer	2021	2020	2021	2020
Customer A	*	11.16%	*	*
Customer B	24.56%	30.59%	30.29%	32.86%
Customer C	30.60%	*	19.24%	*
Customer D	31.37%	33.49%	36.85%	32.69%
Total	86.53%	75.24%	86.38%	65.55%

*	Less than 10%.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	June 30,	December 31,
Customer	2021	2020
Customer A	60.94%	81.84%
Customer C	15.65%	*
Total	76.60%	81.84%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplier	2021	2020	2021	2020
Supplier A	27.40%	42.34%	36.41%	42.28%
Supplier B	*	10.57%	*	*
Supplier C	50.86%	12.64%	33.67%	11.79%
Total	78.26%	65.55%	70.08%	54.07%

*	Less than 10%.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2021 and 2020 were: (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:
Gaming	$2,238,927	$3,795,652	$4,689,140	$7,030,219
Esports	-	93,165	23,919	93,165
Total Segment and Consolidated Revenues	$2,238,927	$3,888,817	$4,713,059	$7,123,384

Cost of Revenues:
Gaming	$902,751	$1,174,649	$1,617,867	$2,098,115
Esports	3,552	97,590	70,244	242,621
Total Segment and Consolidated Cost of Revenues	$906,303	$1,272,239	$1,688,111	$2,340,736

Gross Profit:
Gaming	$1,336,176	$2,621,003	$3,071,273	$4,932,104
Esports	(3,552)	(4,425)	(46,325)	(149,456)
Total Segment and Consolidated Gross Profit	$1,332,624	$2,616,578	$3,024,948	$4,782,648

(Loss) Income From Operations:
Gaming	$(5,716,887)	$149,581	$(20,910,146)	$330,597
Esports	(256,517)	(48,311)	(440,327)	(348,903)
Total Segment and Consolidated (Loss) Income From Operations	$(5,973,404)	$101,270	$(21,350,473)	$(18,306)

Depreciation and Amortization:
Gaming	$58,496	$8,511	$85,305	$27,462
Esports	7,952	-	11,918	-
Total Segment and Consolidated Depreciation and Amortization	$66,448	$8,511	$97,223	$27,462

Interest Expense, net:
Gaming	$(31,899)	$(218,500)	$(151,438)	$(217,360)
Esports	-	-	-	-
Total Segment and Consolidated Interest Expense, net	$(31,899)	$(218,500)	$(151,438)	$(217,360)

Gain (loss) attributable to equity method investment :
Gaming	$-	$41,008	$1,370,837	$(29,234)
Esports	-	-	-	-
Total Gain (loss) attributable to equity method investment	$-	$41,008	$1,370,837	$(29,234)

	June 30, 2021	December 31, 2020
Segment Total Assets:
Gaming	$56,210,264	$17,377,993
Esports	2,456,293	9,017
Consolidated Total assets	$58,666,557	$17,387,010

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the condensed consolidated financial statements or notes.

INDYCAR

On July 13, 2021, the Company entered into a license agreement (the “INDYCAR Gaming License”) with INDYCAR LLC (“INDYCAR”). Pursuant to the INDYCAR Gaming License, INDYCAR granted a license to the Company to use certain licensed intellectual property (described in the INDYCAR Gaming License) for motorsports and/or racing video gaming products related to, themed as, or containing the INDYCAR SERIES. The INDYCAR Gaming License is a long-term agreement, in connection with which the parties intend to form an exclusive relationship for the development of video games to be the official video games of the INDYCAR SERIES. The Company expects the debut INDYCAR SERIES title to launch in 2023 on Xbox and PlayStation consoles, as well as on PC.

Motorsport Games Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In exchange for the INDYCAR Gaming License, the Company will pay to INDYCAR an annual development fee through the date of launch, after which INDYCAR will receive a royalty equal to a certain percentage of sales of physical and digital video gaming products, subject to certain minimum guarantees. The Company has agreed under the INDYCAR Gaming License to provide advertising and publicity to bring the racing video gaming products related to, themed as, or containing the INDYCAR SERIES to the attention of as many purchasers and potential purchasers as possible.

Additionally, the Company and INDYCAR entered into a license agreement pursuant to which, the Company was granted a license to use certain licensed intellectual property described in such license (“Licensed IP”) for motorsports and/or racing esports events related to, themed as, or containing the INDYCAR SERIES (including the rFactor2 platform) (the “INDYCAR Esports License”). The INDYCAR Esports License is a long-term agreement, in connection with which the parties intend to form an exclusive relationship for the development of events to be the official esports events of the INDYCAR SERIES, which include the esports events related to and/or themed as or containing the Licensed IP and related features which, prior to launch, are hosted on the Company’s rFactor 2 and, after launch of the products, are hosted using the products. In exchange for the INDYCAR Esports License, INDYCAR will receive, on an annual basis, a royalty equal to a certain percentage of the net revenue (as defined in the INDYCAR Esports License) derived from or in connection with the events during the previous calendar year.

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

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and six months ended June 30, 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report.

Our Business

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), the British Touring Car Championship (the “BTCC”), INDYCAR and others. Through the support of our majority shareholder, Motorsport Network, the largest global media company in the motorsport industry, Motorsport Games’ corporate mission is to create the preeminent motorsport gaming and esports entertainment ecosystem by delivering the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large and underserved global motorsport audience.

Started in 2018 as a wholly-owned subsidiary of the Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive license to develop multi-platform games for the BTCC, INDYCAR, the Le Mans race and the WEC. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content (sometimes known as “games-as-a-service”). Since our formation, our NASCAR video games have sold over one million copies for game consoles and PCs. For fiscal year 2020 and the three and six months ended June 30, 2021, substantially all of our revenue was generated from sales of our racing video games.

COVID-19 Pandemic Update

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for us and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. In late fiscal 2020 and early fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions where we operate and began to be administered, and we saw some loosening of government-mandated COVID-19 restrictions in certain locations, such as the United States, in response to improved COVID-19 infection levels. More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains. The spread of these new strains are causing some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants.

As a result of the ongoing and prolonged COVID-19 pandemic, including the related responses from government authorities, our business and operations have been impacted, including the temporary closures of our offices in Miami, Florida, Silverstone, England, and Moscow, Russia, which has resulted in many of our employees working remotely. During the initial COVID-19 outbreak in 2020, demand for our games generally increased, which we believe was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there was a significant increase in viewership of our esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as we were able to attract many of the top “real world” motorsport stars to compete. Conversely, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic and its variants, which has negatively impacted the sales of our products from such retailers. Additionally, in our esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the cancellation or postponement of certain events to later dates or shifting events from an in-person format to online only. The emergence of the significantly more contagious Delta variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, such as those discussed above and in the section entitled “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, suppliers, business partners and others. The degree to which the ongoing and prolonged COVID-19 pandemic impacts our operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the emergence and severity of its variants, the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them, and how quickly and to what extent normal economic and operating conditions can resume.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity and the market price of our Class A common stock due to the ongoing and prolonged COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.

Recent Developments

Initial Public Offering

On January 15, 2021, Motorsport Games completed its initial public offering (“IPO”) of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $63.1 million from the IPO, after deducting underwriting discounts and offering expenses paid by us during 2020 and 2021.

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

KartKraft Acquisition

On March 19, 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 was paid into escrow and will be paid on the six-month anniversary of closing. Through this acquisition, we plan to enter the simulated kart-racing space. Motorsport Games has founded a new company, Motorsport Games Australia, to support the Black Delta development team.

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

Acquisition of 704Games Common Stock

On April 16, 2021, we closed the transactions contemplated by each of: (i) the share exchange agreement with PlayFast Games, LLC, a North Carolina limited liability (“PlayFast”), dated as of March 11, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “PlayFast Exchange Agreement”); and (ii) the share exchange agreement with Ascend FS, Inc., a British Columbia corporation (“Ascend”), dated as of March 14, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “Ascend Exchange Agreement”). As a result, we acquired all of the remaining equity interests in 704Games.

The transactions contemplated by the PlayFast Exchange Agreement and the Ascend Exchange Agreement were structured as a merger of 704Games Company with and into 704Games LLC, a newly-formed Delaware limited liability company and a wholly-owned subsidiary of ours, with 704Games LLC being the surviving entity in such merger. The merger consideration issued to (i) PlayFast with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 366,542 newly-issued shares of our Class A common stock and $1,542,519 in cash and (ii) Ascend with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 488,722 newly-issued shares of our Class A common stock and $2,056,692 in cash.

Pursuant to the PlayFast Exchange Agreement and the Ascend Exchange Agreement, we and the other defendants, without admitting any liability by any party, were released from all claims that Ascend or PlayFast could allege or assert against us as minority stockholders of 704Games. Pursuant to the Ascend Exchange Agreement, the derivative legal action previously commenced by Ascend was dismissed with prejudice on April 25, 2021. See Note 8 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements for additional information.

Acquisition of Studio397

On April 20, 2021, we closed the transactions contemplated by the share purchase agreement dated April 1, 2021 (the “SPA”) with Luminis International BV (“Luminis”) and Technology In Business B.V. (“TIB”) pursuant to which we purchased from TIB 100% of the share capital of Studio397 B.V. The purchase price for the shares was $16,000,000, payable in two installments, as follows: $12,800,000 at closing and $3,200,000 on the first-year anniversary of closing. See Note 3 – Acquisitions – Studio397 in our condensed consolidated financial statements for additional information.

INDYCAR License

On July 13, 2021, we entered into certain license agreements with INDYCAR LLC (“INDYCAR”) to use certain licensed intellectual property for motorsports and/or racing video gaming products and esports events related to, themed as, or containing the INDYCAR SERIES. The license agreements are long-term agreements , in connection with which the parties intend to form an exclusive relationship for the development of video games and events to be the official video games and esports events of the INDYCAR SERIES.

In exchange for the gaming license, we will pay to INDYCAR an annual development fee through the date of launch, after which INDYCAR will receive a royalty equal to a certain percentage of sales of physical and digital video gaming products, subject to certain minimum guarantees. In exchange for the esports license, we will pay to INDYCAR, on an annual basis, a royalty equal to a certain percentage of the net revenue (as defined in the esports license agreement) derived from or in connection with the events during the previous calendar year. We expect the debut INDYCAR SERIES title to launch in 2023 on Xbox and PlayStation consoles, as well as on PC.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR Heat products have historically accounted for the majority of our revenue. We currently anticipate releasing our next generation NASCAR console/PC game, NASCAR 21: Ignition, in the fourth quarter of 2021. Additionally, we obtained the exclusive license to develop multi-platform games for the BTCC in May 2020, and we recently obtained the exclusive license to develop multi-platform games for INDYCAR and the WEC series, including the iconic 24 hours of Le Mans race, in July 2021 and January 2021, respectively. The BTCC and Le Mans games are currently under development, and we currently anticipate releasing games for these racing series in 2022. The INDYCAR game is scheduled for release in 2023. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold primarily through a distribution network with exclusive partners who specialize in the distribution of games, including through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We currently derive, and expect to continue to derive, significant revenues from sales of our products to a very limited number of distribution partners. For the year ended December 31, 2020 and the six months ended June 30, 2021, we had one distribution partner through which we sold substantially all of our products for the retail channel, which represented approximately 34% and 3.0% of our total revenue, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2020 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the ongoing and prolonged COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time, particularly due to the emergence of the significantly more contagious Delta variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people. For example, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. See “—COVID-19 Pandemic Update” for additional information regarding the impact of COVID-19 on our business and operations.

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 86% and 78% of our total revenue for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively. For the year ended December 31, 2020 and the six months ended June 30, 2021, the sale of products for Microsoft Windows via Steam comprised approximately 5% and 18% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 9% and 10% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those recently released by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the year ended December 31, 2020 and the six months ended June 30, 2021, approximately 51% and 97%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which has been heightened during the ongoing and prolonged COVID-19 pandemic. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2020, we facilitated 56 esports events, which included official esports events for NASCAR, 24 Hours of Le Mans, the Official World Rallycross Esports Championship, FIA Formula E and other race series. The total number of people that have watched our esports events in 2020 was approximately 55 million. Through the six months ended June 30, 2021, we have facilitated 11 esports events, and the total number of people that have watched our esports events in the first six months of 2021 was approximately 509,000. As we continue to add to our existing portfolio of games centered around popular licensed racing series, this will provide us the opportunity to further grow our esports business by having more titles to produce our esports events.

Technological Infrastructure

As our digital business has grown, our games and services increasingly depend on the reliability, availability and security of our technological infrastructure. We are investing and expect to continue to invest in technology, hardware and software to support our games and services, including with respect to security protections. Our industry is prone to, and our systems and networks are subject to, cyberattacks, computer viruses, worms, phishing attacks, malicious software programs, and other information security incidents that seek to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets. As a result, we continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. See “Risks Related to Our Business and Industry—We may experience security breaches and cyber threats” in the section entitled “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K for additional information.

Rapidly Changing Industry

We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete. We adapt our business by investing in creative and technical talent and new technologies, evolving our business strategies and distribution methods and developing new and engaging products and services. For example, the global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through services associated with the game, has led to significant growth in the mobile gaming industry, which we believe is a continuing trend. Accordingly, in conjunction with the launch of our new NASCAR console and PC game, we plan to launch an updated NASCAR Heat Mobile in 2021, which is our NASCAR mobile racing game. Given the recent popularity and fast growing nature of the branded casual game experience, we also plan to introduce a slate of NASCAR branded casual gaming options, starting with the officially licensed NASCAR “match three” game in 2021.

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

Our product and service offerings include, but are not limited to, full PC, console and mobile games with both online and offline functionality, which generally include:

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

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenue

	For the Three Months Ended,
	June 30,
	2021	2020

Revenues:
Gaming	$2,238,927	$3,795,652
Esports	-	93,165
Total Segment and Consolidated Revenues	$2,238,927	$3,888,817

Revenues were $2,238,927 and $3,888,817 for the quarters ended June 30, 2021 and 2020, respectively, a decrease of $1,649,890 or 42%. For the three months ended June 30, 2021, revenues from our Gaming segment decreased $1,556,725, or 41%, to $2,238,927 from $3,795,652 for the three months ended June 30, 2020. The decrease in our Gaming segment revenues compared to the 2020 period was primarily due to lower sales of our console and PC games and, to a lesser extent, a reduction in mobile revenues. The NASCAR Heat 5 game was released in July 2020 and the majority of sales from a new release occur closest to the release date so we typically see a decrease in revenues over time for our games that have been released. We also benefited from additional sales of our video games during the 2020 period due to increased demand for our games, which we believe was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions during that time.

Esports segment revenues were $0 and $93,165 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $93,165 from sponsorship revenues received in the second quarter of 2020. We held seven events during the second quarter of 2021 but did not have any sponsorship revenues from these events.

Cost of Revenues

	For the Three Months Ended, June 30,
	2021	2020
Cost of Revenues:
Gaming	$902,751	$1,174,649
Esports	3,552	97,590
Total Segment and Consolidated Cost of Revenues	$906,303	$1,272,239

Cost of revenues were $906,303 and $1,272,239 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $365,936 or 29%. The decrease is primarily due to a decrease in revenues combined with lower overall costs due to a higher percentage of digital sales.

Cost of revenues from our Gaming segment were $902,752 and $1,174,649 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $271,897 or 23%, primarily due to a decrease in revenues and lower overall costs due to a higher percentage of digital sales, partially offset by an increase in license amortization expense. Cost of revenues from our esports segment were $3,552 and $97,590 for the quarters ended June 30, 2021 and 2020, respectively, a decrease of $94,038 or 96%. Cost of revenues in our esports segment are primarily comprised of contract labor to staff events.

Gross Profit

	For the Three Months Ended,
	June 30,
	2021	2020
Gross Profit:
Gaming	$1,336,176	$2,621,003
Esports	(3,552)	(4,425)
Total Segment and Consolidated Gross Profit	$1,332,624	$2,616,578

Gross Profit was $1,332,624, or 60% of revenues and $2,616,578, or 67% of revenues, for the three months ended June 30, 2021 and 2020, respectively, a decrease of $1,283,954, or 49%. The decrease in gross profit was primarily due to the reduction of $1,556,725 in revenues from our Gaming segment and an increase of $304,998 in amortization expenses, partially offset by $283,387 of lower royalty expenses and $335,354 lower product retail and distribution expenses due to lower revenues and a higher percentage of digital games sales, which have a higher gross margin than the sale of physical units.

With lower revenues, our Gaming segment gross profit was $1,336,176 and $2,621,003 for the three months ended June 30, 2021 and 2020, respectively. Costs relating to staffing at esports events resulted in a gross loss of $3,552 and $4,425 in our esports segment for the quarters ended June 30, 2021 and 2020, respectively.

Operating Expenses

Operating expenses were $7,306,028 and $2,515,308 for the three months ended June 30, 2021 and 2020, respectively, an increase of $4,790,720, primarily attributable to expenses incurred in connection with acquisitions and expansion of development staff to develop more gaming titles, as described further below.

Sales and Marketing

Sales and marketing expenses were $704,222 and $722,046 for the three months ended June 30, 2021 and 2020, respectively. The decrease of $17,824, or 2%, is due to increased marketing payroll of $201,793, offset by a reduction in marketing spend of $181,267 and non-cash compensation expense of $38,350.

Development

Development expenses were $1,818,178 and $1,202,343 for the three months ended June 30, 2021 and 2020, respectively. The $615,835, or 51%, increase in development expenses is primarily due to $447,236 in higher salaries and benefits to develop and support an increased number of games and platforms. We are now actively working on 6 title games compared to 1 title game in process during 2020.

General and Administrative

General and administrative expenses were $4,717,180 and $582,408 for the three months ended June 30, 2021 and 2020, respectively, an increase of $4,134,772. The increase in general and administrative expenses was primarily attributable to $1,051,995 in compensation expense for the settlement of certain stock appreciation rights (“SARs”) of 704Games that were settled in cash in connection with our acquisition of the remaining equity interests in 704Games during the second quarter of 2021; a $877,773 increase in payroll expense (excluding the compensation expense for the settlement of the 704Games’ SARs and non-cash compensation expense), primarily due to the increase in our headcount to manage a larger portfolio of brands across a greater number of platforms; a $114,854 increase in non-cash compensation expense; a $635,549 increase in insurance expense due to the directors’ and officers’ insurance policy that we obtained when we became a publicly traded company; a $1,187,469 increase in professional fees, primarily relating to various acquisitions and corporate transactions, including the buyout through a merger of 704Games, litigation matters relating to our previous purchases of certain equity interests in 704Games, and an increase in consulting fees primarily to support the preparation of public company filings.

Depreciation and Amortization

Depreciation and amortization expenses were $66,448 and $8,511 for the quarters ended June 30, 2021 and 2020, respectively, an increase of $57,937. The increase was primarily due to additional depreciation expense for fixed assets acquired during 2021.

Other Income (Expense)

Interest expense was $31,899 and $218,500 for the three months ended June 30, 2021 and 2020, respectively. The decrease of $186,601, or 85%, was due to pay-downs of related party debt due to Motorsport Network that occurred during the first and second quarters of 2021.

The gain attributable to equity method investment in the Le Mans joint venture was $0 and $41,008 for the three months ended June 30, 2021 and 2020, respectively. We discontinued equity method accounting and began to fully consolidate the Le Mans joint venture upon acquiring a majority interest during the first quarter of 2021.

Other income, net was $44,360 and 44,688 for the quarters ended June 30, 2021 and 2020, respectively. This primarily represents rental income from the sub-lease of our Charlotte, NC office space.

Other comprehensive loss was $70,809 and $0 for the quarters ended June 30, 2021 and 2020, respectively. This was primarily due to increased activity in our U.K., Australian and Netherlands subsidiaries and represents unrecognized foreign currency exchange losses.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

	For the Six Months Ended,
	June 30,
	2021	2020

Revenues:
Gaming	$4,689,140	$7,030,219
Esports	23,919	93,165
Total Segment and Consolidated Revenues	$4,713,059	$7,123,384

Revenues were $4,713,059 and $7,123,384 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $2,410,325 or 34%. For the six months ended June 30, 2021, revenues from our Gaming segment decreased $2,341,079, or 33%, to $4,689,140 from $7,030,219 for the six months ended June 30, 2020. The decrease in our Gaming segment revenues compared to the 2020 period was due primarily to lower sales of our console and PC games and, to a lesser extent, a reduction in mobile revenues.

Esports segment revenues were $23,919 and $93,165 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $69,246 due to lower sponsorship revenues.

Cost of Revenues

	For the Six Months Ended,
	June 30,
	2021	2020
Cost of Revenues:
Gaming	$1,617,867	$2,098,115
Esports	70,244	242,621
Total Segment and Consolidated Cost of Revenues	$1,688,111	$2,340,736

Cost of revenues were $1,688,111 and $2,340,736 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $652,625 or 28%. The decrease is primarily due to a decrease in revenues combined with lower overall costs due to a higher percentage of digital game sales.

Cost of revenues from our Gaming segment were $1,617,867 and $2,098,115 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $480,248 or 23%, primarily due to a decrease in revenues and lower overall costs due to a higher percentage of digital game sales, partially offset by an increase in license amortization expense. Cost of revenues from our esports segment were $70,244 and $242,621 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $172,377, or 71%. Cost of revenues in our esports segment are primarily comprised of contract labor to staff events.

Gross Profit

	For the Six Months Ended,
	June 30,
	2021	2020
Gross Profit:
Gaming	$3,071,273	$4,932,104
Esports	(46,325)	(149,456)
Total Segment and Consolidated Gross Profit	$3,024,948	$4,782,648

Gross Profit was $3,024,948, or 64% of revenues, and $4,782,648, or 67% of revenues, for the six months ended June 30, 2021 and 2020, respectively, a decrease of $1,757,700 or 37%. The decrease in gross profit was primarily due to the reduction in revenues from our Gaming segment and increase in amortization expenses. This was partially offset by the increased percentage of digital game sales, which have a higher gross margin than the sale of physical units.

With lower revenues and higher amortization expense, our Gaming segment gross profit was $3,071,273 and $4,932,104 for the six months ended June 30, 2021 and 2020, respectively. Costs relating to staffing at esports events resulted in a gross loss of $46,325 and $149,456 in our esports segment for the six months ended June 30, 2021 and 2020, respectively.

Operating Expenses

Operating expenses were $24,375,421 and $4,800,954 for the six months ended June 30, 2021 and 2020, respectively, an increase of $19,574,467, primarily attributable to expenses incurred in connection with our IPO in January 2021 and subsequent acquisitions, non-cash compensation expenses of $9,193,190, acquisition related expenses of $878,571 and other IPO related expenses of $2,947,192.

Sales and Marketing

Sales and marketing expenses were $1,728,440 and $1,360,185 for the six months ended June 30, 2021 and 2020, respectively. The $368,255 increase in sales and marketing expenses includes an increase non-cash compensation expense of $83,372 primarily relating to option grants in connection with the IPO, as well as higher headcount to support an increased number of games and platforms (Xbox, PlayStation, PC, Switch and mobile), which contributed $117,637 to the increase.

Development

Development expenses were $3,068,540 and $2,138,147 for the six months ended June 30, 2021 and 2020, respectively. The $930,393 increase in development expenses reflects higher compensation due to additional headcount to develop and support an increased number of games and platforms and an increase in non-cash compensation expense of $58,301 relating to option grants in connection with the IPO.

General and Administrative

General and administrative expenses were $19,481,218 and $1,275,160 for the six months ended June 30, 2021 and 2020, respectively, an increase of $18,206,058. The increase in general and administrative expenses was primarily attributable to $12,700,110 in acquisition and IPO related expenses (including IPO bonuses and non-cash compensation expense); a $1,645,863 increase in compensation expense (excluding IPO bonuses, compensation expense for the settlement of the 704Games’ SARs and non-cash compensation expense), primarily due to the increase in our headcount to manage a larger portfolio of brands across a greater number of platforms; a $1,177,976 increase in insurance and office expense primarily due to the directors’ and officers’ insurance policy that we obtained when we became a publicly traded company; and a $2,087,881 increase in professional fees, primarily relating to a $1,202,929 increase in legal fees for various acquisitions and corporate transactions, including the buyout through a merger of 704Games, and litigation matters relating to our previous purchases of certain equity interests in 704Games.

Depreciation and Amortization

Depreciation and amortization expenses were $97,223 and $27,462 for the six months ended June 30, 2021 and 2020, respectively, an increase of $69,761. The increase was primarily due to additional depreciation expense on fixed assets acquired during 2021.

Other Income (Expense)

Interest expense was $151,438 for the six months ended June 30, 2021 as compared to $217,360 for the six months ended June 30, 2020, a decrease of $65,922 when compared to the 2020 period. This was primarily due to the interest-bearing related party loan from Motorsport Network that was paid down in the first and second quarters of 2021.

The gain (loss) attributable to equity method investment in the Le Mans joint venture was $1,370,837 for the six months ended June 30, 2021 and ($29,234) for the six months ended June 30, 2020. The 2021 gain was primarily resulting from acquiring additional ownership in the Le Mans joint venture during the first quarter of 2021. We discontinued equity method accounting and began to fully consolidate the Le Mans joint venture upon acquiring a majority interest during the first quarter of 2021.

Other income, net was $84,707 and $32,858 for the six months ended June 30, 2021 and 2020, respectively. Other income, net of $84,708 for the six months ended June 30, 2021 was primarily comprised of $91,164 in rental income from the sub-lease of our Charlotte, NC office space. For the quarter ended June 30, 2020, other income, net of $32,858 was comprised primarily of $63,584 in rental income from the sub-lease of our Charlotte, NC office space and miscellaneous income of $1,810, partially offset by $32,536 in expense for the write-off of fixed assets that were provided to the sub-lease tenant of the Charlotte, NC office.

Other comprehensive loss was $103,723 and $0 for the six months ended June 30, 2021 and 2020, respectively. This was primarily due to increased activity in our U.K., Australian and Netherlands subsidiaries and represents unrecognized foreign currency exchange losses.

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

Cash Flows From Operating Activities

Cash flows (used in) from operating activities for the six months ended June 30, 2021 and 2020 were ($11,264,546) and $2,297,962, respectively. The net cash used in operating activities for the six months ended June 30, 2021 was primarily a result of cash used to fund a net loss of $20,046,366, adjusted for net non-cash expenses of $8,681,602, and $100,219 of net cash used changes in the levels of operating assets and liabilities. The net cash provided by operating activities for the six months ended June 30, 2020 was primarily a result of cash used to fund a net loss of $232,042, adjusted for net non-cash expenses of $702,162, offset by $1,827,842 of net cash provided by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $14,008,174, which was attributable to $1,000,000 paid in connection with the acquisition of KartKraft, $12,785,463 was paid in connection with the acquisition of Studio397, the purchases of intangible assets and property and equipment of $27,928 and $348,033, respectively, partially offset by $153,250 for the purchase of additional interest in the Le Mans joint venture (net of cash acquired). Net cash used in investing activities for the six months ended June 30, 2020 was $903,154, which was attributable to purchases of property and equipment for $11,155 and the purchases of intangible assets of $891,999.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the six months ended June 30, 2021 in the amount of $49,501,815, which was primarily attributable to approximately $63,700,000 of net cash provided by the sale of stock in our IPO, partially offset by approximately $10,800,000 of net repayments to Motorsport Network and $3,600,000 for the purchase of the remaining equity interests in 704Games. During the six months ended June 30, 2020, we used $66,794 of net cash from financing activities, which was attributable to $38,946 of net cash repaid to Motorsport Network and $27,848 of cash used in payment of deferred offering costs.

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

During the six months ended June 30, 2021, the Company repaid $12,663,168 of the Promissory Note and drew down an additional $1,868,312, such that the balance due to Motorsport Network was $285,198 as of June 30, 2021. Subsequent to June 30, 2021, the Company repaid $132,378 of the Promissory Note.

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

Our significant accounting policies are more fully described in our condensed consolidated financial statements included elsewhere in this Report.

Recently Issued Accounting Standards

Our analysis of recently issued accounting standards are more fully described in our condensed consolidated financial statements included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A. Controls and Procedures in the 2020 Form 10-K, and that continued to exist as of June 30, 2021.

Subsequent to the end of the quarter ended June 30, 2021, we engaged a firm with the requisite experience to provide management with compliance advisory services relating to the Sarbanes-Oxley Act of 2002 (“SOX”), to accomplish our objectives of full SOX compliance. The advisory firm has since commenced its work with assisting management in preparing a comprehensive, quantitative and qualitative Financial Risk Assessment (“FRA”). The completion of the FRA is viewed as a required task under SOX.

To further management’s efforts in remediating the reported material weaknesses, management has prepared a Delegation of Authority Matrix with the help of our outside advisor. The organization-wide Delegation of Authority Matrix will serve as the basis of ensuring that there are adequate internal controls, including separation of duties in our financially significant processes. The Delegation of Authority Matrix is currently undergoing final management review.

Further, management is finalizing a plan to perform a top-down SOX assessment for 2021. We expect to commence documenting several higher priority entity and business processes in the 3rd quarter of 2021. Specifically, Entity Level Controls (ELC), Information Technology General Controls (ITGC), Disclosure Controls and Procedures (DCP) and Financial Statement Close and Financial Reporting (FSCFR) processes will be addressed on a priority basis.

We have also hired additional qualified finance and accounting personnel to assist in the preparation and review of our financial statements and SEC filings.

Management will continue to review and document the Segregation of Duties (SOD) and Access Rules across all processes. Management will also formulate and implement a process for review and formal documentation of management estimates, underlying assumptions and judgments that are used in the financial statement preparation and reporting process.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

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

As of June 30, 2021, we have used approximately $37,500,000 of the net proceeds from our IPO, including (i) approximately $12,700,000 for the repayment of a portion of the outstanding amount due under our promissory note entered into with Motorsport Network, our majority stockholder; (ii) approximately $13,800,000 in connection with the acquisitions of Studio397 and KartKraft; and (iii) $11,000,000 for working capital and general corporate purposes.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1	Plan of Merger, dated as of April 16, 2021, between 704Games Company and 704 Games, LLC	8-K	001-39868	2.1	4/20/21

3.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.2	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.3	Certificate of Merger, dated as of April 16, 2021	8-K	001-39868	3.1	4/20/21

10.1*	Share Purchase Agreement, dated April 1, 2021, among Motorsport Games Inc., Luminis International BV and Technology In Business B.V.	8-K	001-39868	10.1	4/1/21

10.2	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and PlayFast Games, LLC	8-K	001-39868	10.1	4/2/21

10.3	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and Ascend FS, Inc.	8-K	001-39868	10.2	4/2/21

10.4	Amendment, dated June 18, 2021, to Employment Agreement effective as of January 1, 2020 between Motorsport Games Inc. and Dmitry Kozko	8-K	001-39868	10.1	6/21/21

10.5*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.1	7/15/21

10.6*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.2	7/15/21

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2021	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)

