Form 10-Q
period 2021-09-30
Motorsport Games Inc.
filed 2021-11-04
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2021, the registrant had 11,635,897 shares of Class A common stock and 7,000,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended September 30, 2021

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity / Member’s Equity (Deficiency) for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

Part II.	OTHER INFORMATION	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) are forward-looking statements within the meaning of federal securities laws, including statements that involve expectations, plans or intentions, such as, but not limited to, those relating to: our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of the coronavirus (“COVID-19”) pandemic; new or planned products or offerings, including the anticipated timing of our product launches, such as for our NASCAR Heat Ultimate Edition+ on Nintendo Switch, British Touring Car Championship, iconic 24 Hours of Le Mans endurance race and the associated FIA World Endurance Championship, and INDYCAR video games, as well as the launch of our updated NASCAR Heat Mobile game and introduction of a slate of NASCAR branded casual gaming options for mobile devices; our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on; our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year; our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content; our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners; our belief that additions to our existing portfolio of games centered around popular licensed racing series will provide us the opportunity to further grow our esports business by having more titles to produce our esports events; our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections; our intention to continue to look for opportunities to expand the recurring portion of our busines; our liquidity, including, without limitation, our belief that existing cash on hand will be sufficient to fund our operations for at least the next 12 months and our belief that we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments, as well as our cash flows and anticipated uses of cash; our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting; our beliefs regarding the impact of any claims and litigation that we are subject to; industry trends, potential acquisitions; and management strategies. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, our prior 10-Q filings during 2021, in each case as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”), which include, but are not limited to, the following principal risks:

●	If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

●	If we do not provide high-quality products in a timely manner, our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations may be negatively impacted.

●	The ongoing and prolonged COVID-19 pandemic has impacted our operations and could continue to adversely affect our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations, the extent of which is uncertain and difficult to predict.

●	Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition, liquidity, cash flows and/or operating results.

●	We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

●	Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenues and profitability.

●	The importance of retail sales to our business exposes us to the risks of that business model.

●	We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business.

ii

●	We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we are unable to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel, which could adversely affect our ability to achieve our business plans and financial objectives.

●	The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be accepted by consumers to the extent we planned.

●	If we do not adequately address the shift to mobile device technology by our customers, operating results could be harmed and our financial performance, financial condition, liquidity, cash flows and/or growth plans could be negatively affected.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

●	Motorsport Network, LLC (“Motorsport Network”) controls more than a majority of our Class A common stock and Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

●	If we are no longer controlled by or affiliated with Motorsport Network, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us and our financial performance, financial condition, liquidity and/or cash flows.

●	We have incurred significant losses since our inception, and we may continue to experience losses in the future, which could adversely impact our ability to invest in new product development, marketing, advertising and other activities that are important to achieving our business plans and financial objectives.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

●	Higher than anticipated payments, costs, expenses and liabilities or other unanticipated consequences arising from pending or future litigation.

●	Less than expected liquidity or the unavailability of additional sources of funds from equity or debt financing arrangements, from less than anticipated cash generated by the Company’s operations, from less than expected availability of funds under the Promissory Note from Motorsport Network, from higher than expected operating expenses (such as higher than expected capital expenditures, debt service payments and costs, cash tax payments, acquisitions, joint ventures and/or licensing arrangements, costs related to litigation, advertising, promotional and marketing activities or for product sales returns by the Company’s customers or otherwise), from the inability to efficiently manage cash and working capital and/or from macroeconomic trends, such as higher inflation and interest rates and taxes.

Additionally, there are other risks and uncertainties described from time to time in the reports that we file with the SEC. Should one or more of these risks or uncertainties materialize or should any of these assumptions prove to be incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Report to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as otherwise required by law. New factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them. Further, we cannot assess the impact of each currently known or new factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets

Current assets:
Cash	$22,162,693	$3,990,532
Accounts receivable, net of allowances of $886,247 and $2,150,684, at September 30, 2021 and December 31, 2020, respectively	3,008,986	5,975,414
Prepaid expenses and other current assets	2,680,371	507,177
Total Current Assets	27,852,050	10,473,123
Property and equipment, net	694,835	162,148
Goodwill	4,979,786	137,717
Intangible assets, net	21,507,349	5,568,452
Deferred offering costs	-	749,370
Other assets	-	296,200
Total Assets	$55,034,020	$17,387,010

Liabilities and Stockholders’ Equity / Member’s Equity
Current liabilities:
Accounts payable	$501,375	$705,951
Accrued expenses	2,401,715	3,355,003
Due to related parties	55,551	10,853,536
Purchase commitments	3,222,269	-
Total Current Liabilities	6,180,910	14,914,490
Other non-current liabilities	3,803,658	856,694
Total Liabilities	9,984,568	15,771,184

Commitments and contingencies (Note 8)

Stockholders’ Equity / Member’s Equity:

Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A common stock - $0.0001 par value; authorized 100,000,000 shares; 11,635,897 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,164	-
Class B common stock - $0.0001 par value; authorized 7,000,000 shares; 7,000,000 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	700	-
Additional paid-in capital	75,409,876	-
Member’s equity	-	3,791,674
Accumulated deficit	(30,977,918)	(4,826,335)
Accumulated other comprehensive loss	(636,376)	4,928
Total Stockholders’ Equity / Member’s Deficit Attributable to Motorsport Games Inc.	43,797,446	(1,029,733)
Non-controlling interest	1,252,006	2,645,559
Total Stockholders’ Equity / Member’s Equity	45,049,452	1,615,826
Total Liabilities and Stockholders’ Equity / Member’s Equity	$55,034,020	$17,387,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$2,138,466	$8,988,197	$6,851,525	$16,111,581
Cost of revenues [1]	949,139	2,920,747	2,637,250	5,261,483
Gross profit	1,189,327	6,067,450	4,214,275	10,850,098

Operating expenses:
Sales and marketing [2]	1,348,773	961,450	3,077,213	2,321,635
Development [3]	3,015,233	1,300,314	6,083,773	3,438,461
General and administrative [4]	3,130,944	936,818	22,612,162	2,227,373
Depreciation and amortization	81,874	38,016	179,097	50,083
Total operating expenses	7,576,824	3,236,598	31,952,245	8,037,552
(Loss) income from operations	(6,387,497)	2,830,852	(27,737,970)	2,812,546
Interest expense [5]	(160,310)	(230,965)	(311,748)	(448,325)
Gain (loss) attributable to equity method investment	-	(40,530)	1,370,837	(69,764)
Other (loss) income, net	(110,822)	46,337	(26,115)	79,195
Net (loss) income	(6,658,629)	2,605,694	(26,704,996)	2,373,652
Less: Net (loss) income attributable to non-controlling interest	(99,114)	1,412,329	(553,413)	1,498,233
Net (loss) income attributable to Motorsport Games Inc.	$(6,559,515)	$1,193,365	$(26,151,583)	$875,419

Net loss attributable to Class A common stock per share [6]:
Basic and diluted	$(0.56)		$(2.32)

Weighted-average shares of Class A common stock outstanding [6]:
Basic and diluted	11,635,897		11,285,757

[1]	Includes related party costs of $0 and $8,721 for the three months ended September 30, 2021 and 2020, respectively. Includes related party costs of $0 and $92,522 for the nine months ended September 30, 2021 and 2020, respectively.

[2]	Includes related party expenses of $71,865 and $48,609 for the three months ended September 30, 2021 and 2020, respectively. Includes related party costs of $71,865 and $117,088 for the nine months ended September 30, 2021 and 2020, respectively.

[3]	Includes related party expenses of $3,132 and $15,279 for the three months ended September 30, 2021 and 2020, respectively. Includes related party costs of $14,591 and $134,942 for the nine months ended September 30, 2021 and 2020, respectively.

[4]	Includes related party expenses of $22,853 and $539,320 for the three months ended September 30, 2021 and 2020, respectively. Includes related party costs of $1,593,371 and $1,130,864 for the nine months ended September 30, 2021 and 2020, respectively.

[5]	Includes related party expenses of $0 and $230,965 for the three months ended September 30, 2021 and 2020, respectively. Includes related party costs of $105,845 and $439,723 for the nine months ended September 30, 2021 and 2020, respectively.

[6]	Basic and diluted net loss per share of Class A common stock is presented only for the period after the Company’s organizational transactions. See Note 1 for a description of the organizational transactions. See Note 3 for the calculation of net loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (loss)	$(6,658,629)	$2,605,694	$(26,704,996)	$2,373,652
Other comprehensive income (loss):
Foreign currency translation adjustments	(537,581)	-	(466,772)	-
Comprehensive income (loss)	(7,196,210)	2,605,694	(27,171,768)	2,373,652
Comprehensive income (loss) attributable to non-controlling interests	(99,114)	1,412,329	(553,413)	1,498,233
Comprehensive income (loss) attributable to Motorsport Games Inc.	$(7,097,096)	$1,193,365	$(26,618,355)	$875,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Months Ended September 30, 2021

									Total Stockholders’
								Accumulated	Equity / Member’s Equity		Total Stockholders’
	Class A		Class B			Additional		Other	Attributable	Non-	Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2021	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interests into shares of common stock	7,000,000	700	7,000,000	700	(3,791,674)	3,790,274	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	3,450,000	345	-	-	-	63,073,783	-	-	63,074,128	-	63,074,128
Stock-based compensation	330,633	33	-	-	-	9,076,883	-	-	9,076,916	-	9,076,916
Purchase of additional interest in Le Mans	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(32,914)	(32,914)	-	(32,914)
Net loss	-	-	-	-	-	-	(13,811,974)	-	(13,811,974)	(273,450)	(14,085,424)
Balance - March 31, 2021	10,780,633	$1,078	7,000,000	$700	$-	$75,940,940	$(18,638,309)	$(27,986)	$57,276,423	$3,957,001	$61,233,424
Issuance of common stock to Ascend and PlayFast	855,264	86	-	-	-	-	-	-	86	-	86
Purchase of 704Games minority interest	-	-	-	-	-	(939,511)	-	-	(939,511)	(2,659,786)	(3,599,297)
ACO Investment in Le Mans Joint Venture	-	-	-	-	-	-	-	-	-	234,754	234,754
Stock-based compensation	-	-	-	-	-	116,274	-	-	116,274	-	116,274
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(70,809)	(70,809)	-	(70,809)
Net loss	-	-	-	-	-	-	(5,780,094)	-	(5,780,094)	(180,849)	(5,960,943)
Balance - June 30, 2021	11,635,897	$1,164	7,000,000	$700	$-	$75,117,703	$(24,418,403)	$(98,795)	$50,602,369	$1,351,120	$51,953,489
Stock-based compensation	-	-	-	-	-	292,173	-	-	292,173	-	292,173
Other comprehensive loss	-	-	-	-	-	-	-	(537,581)	(537,581)	-	(537,581)
Net loss							(6,559,515)		(6,559,515)	(99,114)	(6,658,629)
Balance - September 30, 2021	11,635,897	$1,164	7,000,000	$700	$-	$75,409,876	$(30,977,918)	$(636,376)	$43,797,446	$1,252,006	$45,049,452

[1]	Gross proceeds of $69,000,000 less offering costs of $5,925,872.

	For the Nine Months Ended September 30, 2020
									Total Stockholders’
								Accumulated	Equity / Member’s Equity		Total Stockholders’
	Class A		Class B			Additional		Other	Attributable	Non-	Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2020	-	$-	-	$-	$-	$-	$(3,064,354)	$-	$(3,064,354)	$6,676,314	$3,611,960
Net loss	-	-	-	-	-	-	(239,631)	-	(239,631)	39,123	(200,508)
Balance - March 31, 2020	-	$-	-	$-	$-	$-	$(3,303,985)	$-	$(3,303,985)	$6,715,437	$3,411,452
Net loss	-	-	-	-	-	-	(78,315)	-	(78,315)	46,781	(31,534)
Balance - June 30, 2020	-	$-	-	$-	$-	$-	$(3,382,300)	$-	$(3,382,300)	$6,762,218	$3,379,918
Change of control adjustments	-	-	-	-	-	-	927,102	-	927,102	(2,127,102)	(1,200,000)
Net loss	-	-	-	-	-	-	1,193,365	-	1,193,365	1,412,329	2,605,694
Balance - September 30, 2020	-	$-	-	$-	$-	$-	$(1,261,833)	$-	$(1,261,833)	$6,047,445	$4,785,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(26,704,996)	$2,373,652
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,217,234	457,729
Sales return and price protection reserves	257,060	55,077
Loss on disposal of property and equipment	-	32,537
Stock-based compensation	9,485,363	-
(Gain) loss on equity method investee	(1,370,837)	69,764
Changes in operating assets and liabilities:
Accounts receivable	2,914,584	(3,313,292)
Prepaid expenses and other current assets	(2,277,279)	(529,391)
Other assets	25,000	55,363
Accounts payable	(338,895)	266,495
Accrued expenses	(374,033)	1,035,703
Other non-current liabilities	443,700	58,594
Net Cash Used In Operating Activities	(16,723,099)	562,231

Cash Flows From Investing Activities:
Purchase of additional interest in Le Mans, net of cash acquired	153,250	-
Purchase of shares of common stock of 704Games from noncontrolling shareholders	-	(1,200,000)
Acquisition of equity method investee	-	(65,156)
Acquisition of KartKraft	(1,000,000)	-
Acquisition of Studio397	(12,785,463)	-
Purchase of intangible assets	(227,928)	(100,000)
Purchase of property and equipment	(665,190)	(78,640)
Net Cash Used In Investing Activities	(14,525,331)	(1,443,796)

Cash Flows From Financing Activities:
Advances from related parties	2,073,312	2,342,926
Repayments on advances from related parties	(12,935,519)	-
Issuance of common stock in initial public offering, net [1]	63,661,128	-
Payments of deferred offering costs	-	(370,947)
Purchase of 704Games minority interest	(3,599,211)	-
Contributed capital from non-controlling shareholders	234,754	-
Net Cash Provided By Financing Activities	49,434,464	1,971,979

Effect of foreign exchange rate changes on cash	(13,873)	-

Net Increase In Cash	18,172,161	1,090,414

Cash - Beginning of the period	3,990,532	1,960,279

Cash - End of the period	$22,162,693	$3,050,693

[1]	Gross proceeds of $69,000,000 less issuance costs of $5,338,872. See supplemental disclosure below for $587,000 of issuance costs paid in 2020.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$804,674	$-

Non-cash investing and financing activities:
Shares issued to 704Games former minority shareholders	$86	$-
Purchase commitment liability related to acquisitions	$3,148,240	$-
Acquisition of intangible assets not yet paid	$2,513,871	$791,999
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$587,000	$-
Accrual of deferred offering costs	$-	$73,800
Reduction of additional paid-in capital for purchased 704Games minority shares	$939,511	$-
Purchase of additional interest in Le Mans	$1,584,892	$-

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

On April 16, 2021, the Company acquired the remaining equity interests in 704Games Company. As part of this transaction, 704Games Company merged with 704Games LLC, a newly-formed Delaware limited liability company and a wholly-owned subsidiary of the Company, with 704Games LLC being the surviving entity in such merger. As used herein, “704Games” refers to (i) 704Games Company prior to the merger and (ii) 704Games LLC from and after the merger. See “Note 3 – Acquisitions” for additional details.

COVID-19 Pandemic

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for the Company and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. In late fiscal 2020 and throughout fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions where the Company operates and began to be administered, and the Company saw some loosening of government-mandated COVID-19 restrictions in certain locations, such as the United States, in response to improved COVID-19 infection levels. More recently, new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains, have emerged. The spread of these new strains are causing some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants.

As a result of the ongoing and prolonged COVID-19 pandemic, including the related responses from government authorities, the Company’s business and operations have been impacted, including the temporary closures of its offices in Miami, Florida, Silverstone, England, and Moscow, Russia, which has resulted in many of the Company’s employees working remotely. During the initial COVID-19 outbreak in 2020, demand for the Company’s games generally increased, which the Company believes was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there was a significant increase in viewership of the Company’s esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as the Company was able to attract many of the top “real world” motorsport stars to compete. Conversely, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic and its variants, which has negatively impacted the sales of the Company’s products from such retailers. Additionally, in the Company’s esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the cancellation or postponement of certain events to later dates or shifting events from an in-person format to online only. The emergence of the significantly more contagious Delta variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to the Company’s business and operations, such as those discussed above and in the section entitled “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.

The Company continues to monitor the evolving situation caused by the COVID-19 pandemic, and the Company may take further actions required by governmental authorities or that the Company determines are prudent to support the well-being of the Company’s employees, suppliers, business partners and others. The degree to which the ongoing and prolonged COVID-19 pandemic impacts the Company’s operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation, and the effect on discretionary spending by consumers; and how quickly and to what extent normal economic and operating conditions can resume.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2020 and 2019 and for the years then ended which are included the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2021 (the “2020 Form 10-K”).

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements included in the 2020 Form 10-K.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the performance obligations are satisfied.

The Company currently derives revenue principally from sales of its games and related extra content that can be played by customers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. The Company’s product and service offerings include the following:

1)	Sales of Games - Full console, PC and mobile games contain a software license that is delivered digitally or via physical disk at the time of sale;

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

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Sales of Games. Sales of games are generally determined to have a singular distinct performance obligation, as the Company does not have an obligation to provide future update rights or online hosting. As a result, the Company recognizes revenue equal to the full transaction price at the point in time the customer obtains control of the software license and the Company satisfies its performance obligation.

Sales of Extra Content. Revenue recognized from sales of extra content is derived primarily from the sale of (a) digital in-game content that is downloaded by the Company’s console and PC customers that enhance their gameplay experience, typically by providing car upgrades or additional drivers and (b) virtual currencies that can be used by mobile customers to purchase content that allows them to customize and/or enhances their gameplay. Virtual currencies may not be used for any purpose other than for these in-game purchases . Revenue related to extra content is recognized at the point in time the Company satisfies its performance obligation, which is generally at the time the customer obtains control of the extra content, either by downloading the digital in-game content or by using the virtual currencies to purchase extra content. For console and PC customers, extra content is either purchased in a pack or on a standalone basis. Revenue associated with extra content from console and PC customers is deferred until the content has been delivered digitally to the customer. Revenue associated with virtual currencies is deferred until the virtual currency has been used by the customer to purchase extra content, which is the point in time the customer obtains control of such content.

Esports. The Company recognizes sponsorship revenue associated with hosting online esports competition events over the period of time the Company satisfies its performance obligation under the contract, which is generally concurrent with the time the event is held. If the Company enters into a contract with a customer to sponsor a series of esports events, the Company allocates the transaction price between the series of events and recognizes revenue over the period of time that each event is held and the Company satisfies its performance obligations.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the Company’s performance obligations are satisfied.

During the three and nine months ended September 30, 2021 and 2020, there were no revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Determining the Transaction Price

The transaction price is determined based on the consideration that the Company will be entitled to receive in exchange for transferring its goods and services to the customer. Determining the transaction price often requires significant judgment based on an assessment of contractual terms and business practices. It further includes reviewing variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. See below for additional information regarding the Company’s sales returns and price protection reserves.

Allocating the Transaction Price

Allocating the transaction price requires the Company to determine an estimate of the relative stand-alone selling price for each distinct performance obligation.

Principal Versus Agent Considerations

The Company evaluates sales to end customers of its full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple’s App Store, and Google’s Play Store, to determine whether the Company is acting as the principal or agent in the sale to the end customer. Key indicators that the Company evaluates in determining gross versus net treatment include but are not limited to the following:

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

Based on an evaluation of the above indicators, the Company determined that, apart from contracts with customers where revenue is generated via the Apple’s App Store or Google’s Play Store, the third party is considered the principal with the end customer and, as a result, the Company reports revenues net of the fees retained by the storefront. For contracts with customers where revenues are generated via the Apple’s App Store or Google’s Play Store, the Company has determined that it is the principal and, as a result, reports revenues on a gross basis, with mobile platform fees included within cost of revenues.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See “Note 2 – Summary of Significant Accounting Policies – Accounts Receivable” in the 2020 Form 10-K for additional details. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyses the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher than expected returns or higher price protection in subsequent periods. The Company recognized sales returns and price protection reserves for the three and nine months ended September 30, 2021 in the amount of $57,120 and $257,060, respectively, and for the three and nine months ended September 30, 2020 in the amount of $744,201 and $1,058,718, respectively, which were included as reductions of revenues.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award using the Black-Scholes option pricing model is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2021	2020
Stock options	577,417	n/a
	577,417	-

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Standards

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

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

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. ASC 740, Taxes requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of September 30, 2021, management determined that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of such date.

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in its condensed consolidated statements of operations.

NOTE 3 – ACQUISITIONS

Le Mans

In January 2021, the Company, entered into an Amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd Joint Venture Agreement with Automobile Club de l’Ouest, a company registered in France (“ACO”). Pursuant to the Le Mans Amendment, the Company increased its ownership share in the Le Mans Joint Venture, from 45% to 51%, with the Company now holding a controlling financial interest and ACO holding a 49% minority ownership share in the Le Mans Joint Venture.

Pursuant to the Le Mans Amendment, the parties expanded the primary objective and purpose of the Le Mans Joint Venture to include the creation, development, and publishing of video games based on the FIA World Endurance Championship and the 24 Hours of Le Mans, in addition to operating, promoting, and running an electronic sports events business replicating races of the FIA World Endurance Championship and the 24 Hours of Le Mans on an electronic video gaming platform.

Pursuant to the Le Mans Amendment, if the board of directors of the Le Mans Joint Venture determines that the Le Mans Joint Venture’s working capital requirements for the development of future games exceeds its resources, the Company will be obligated to contribute such additional funding to the Le Mans Joint Venture as a loan (which loan would not be interest bearing). Any such loan would be repayable when additional funding was no longer required by the Le Mans Joint Venture, as determined by its board of directors, provided that any such repayment would occur prior to the Le Mans Joint Venture’s distribution of any of its profits to the shareholders of the Le Mans Joint Venture.

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

The Le Mans Video Gaming License’s term is through January 25, 2031, which automatically renews for an additional 10-year term, unless ACO elects not to renew. In exchange for the Le Mans Video Gaming License, the Company agreed to fund up to €8,000,000 (approximately $9,000,000) as needed by the Le Mans Joint Venture to develop video game products, which will be contributed on an as-needed basis during the term of the Le Mans Video Gaming License. Additionally, the Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product, which is planned for 2022, and continuing through each anniversary thereof for the term of the license.

In January 2021, the Le Mans Joint Venture and ACO entered into a license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement for motorsports and/or racing esports events related to, themed as, or containing the FIA World Endurance Championship and the 24 Hours of Le Mans (including the Le Mans Joint Venture’s esports web platform) (the “Le Mans Esports License”).

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

The Le Mans Esports License’s term is through January 25, 2031, which automatically renews for an additional 10-year term, unless ACO elects not to renew. The Le Mans Esports License was granted to the Le Mans Joint Venture on a royalty-free basis in consideration of the investments already made into the Le Mans Joint Venture by the Company and ACO.

In January 2021, the Le Mans Joint Venture and ACO entered into another esports license agreement pursuant to which the Le Mans Joint Venture was granted an exclusive license to use certain licensed intellectual property described in such license agreement to run, promote, and exploit the 24 Hours of Le Mans Virtual event (the “24 Hours of Le Mans Virtual License”).

The 24 Hours of Le Mans Virtual License’s term is through January 25, 2031, which will automatically renew for an additional 10-year term, unless ACO elects not to renew. The 24 Hours of Le Mans Virtual License was granted to the Le Mans Joint Venture on a royalty-free basis in consideration of the investments already made into the Le Mans Joint Venture by the Company and ACO.

The following key assumptions were utilized by the Company to determine the fair value of the acquired intangible assets: (i) revenue projections; (ii) risk-free rate, which was estimated based on the rate of treasury securities with the same term as the mid-period of the projection periods; and (iii) revenue volatility, which was estimated based on an analysis of historical asset volatilities for similar companies and adjusted for operating leverage to estimate revenue volatility.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

	Valuation Method	Discount Rate	GBP	USD
Cash	-	-	£257,232	$350,626
Other assets	-	-	858	1,169
Gaming license	Excess earning Method	30.00%	843,682	1,150,000
Esports license	Excess earning Method	30.00%	1,217,836	1,660,000
Goodwill	Cost-to-recreate	30.00%	47,084	65,221
Accounts payable	-	-	(5,147)	(7,016)
Non-controlling interest	Business Enterprise Income	30.00%	(1,157,531)	(1,573,624)
Total Fair value of Member’s equity			£1,204,014	$1,646,376
Fair value of the previously held interest			£1,062,999	$1,449,000
Fain value of the consideration			£141,015	$197,376

Results of operations of the Le Mans Joint Venture for the period from January 25, 2021 to September 30, 2021 included $313,632 in operating expenses. It is impracticable to disclose revenues and net income (loss) on an unaudited pro forma basis, as the Company does not have access to the required financial information of the Le Mans Joint Venture prior to the acquisition date, and the amounts are immaterial.

The acquisition of the Le Mans Joint Venture has been recorded in accordance with ASC 805, Business Combinations. The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, deferred taxes have been recorded as required.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

KartKraft

In March 2021, the Company acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd. (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 was transferred to an escrow account, which was released in September 2021 on the 6-month anniversary of closing. Through this acquisition, the Company is entering the simulated kart-racing space. Motorsport Games has founded a new company, Motorsport Games Australia to support the Black Delta’s development team.

The purchase price allocation for the KartKraft acquisition was completed subsequent to the acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Intangible Asset	Valuation Method	Discount Rate	USD
KartKraft Trade Name	Relief-from-Royalty	27.50%	$108,000
Software	Replacement cost	25.00%	833,000
Employment & Non-Compete	With & Without Method	25.00%	59,000
Total Consideration			$1,000,000

Results of operations of KartKraft for the period from March 18, 2021 to September 30, 2021 included $296,406 in operating expenses. It is impracticable to disclose revenues and net income (loss) on an unaudited pro forma basis, as the Company does not have access to the requisite financial information of KartKraft prior to the acquisition date, and the amounts are immaterial.

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

The purchase price for the Studio397 Shares was $16,000,000, payable in the following two installments: $12,800,000 was paid at closing (the “Completion Payment”) and $3,200,000 in April 2022 on the first anniversary of closing (the “Deferred Payment”). The Deferred Payment was discounted to $3,111,781 using a 2.8% discount rate as of the acquisition date and a payment date of April 20, 2022. The balance of the deferred payment as of September 30, 2021 was $3,148,320.

To secure the Company’s payment of the Deferred Payment, the Company granted a right of pledge on 20% of the Studio397 Shares (“Pledged Shares”) by means of execution of a deed of pledge at the closing of the transactions contemplated by the SPA. The voting rights attached to the Pledged Shares will be transferred to TIB if and to the extent that the Company fails to pay the Deferred Payment within 30 business days following receipt of TIB’s notice of any such failure.

TIB agreed to fund Studio397 with sufficient funds from its proceeds of the Completion Payment at closing by way of share premium contribution so as to enable Studio397 to fully settle at closing the royalty payment amounts to be paid to Image Space Incorporated by Studio397 pursuant to the buy-out agreement, dated December 7, 2020, between Image Space Incorporated and Studio397.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

The purchase price allocation for total invested capital of $15,911,781 was completed subsequent to the Studio397 acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

	Valuation Method	Discount Rate	Amount
Debt-free net working capital	-	-	$(12,450)
Fixed assets	-	-	21,504
rFactor2 Trade Name	Relief-from-Royalty	9.30%	3,040,000
Software	Replacement Cost	9.30%	7,010,000
Employment & Non-Compete Agreements	With & Without Method	9.30%	214,000
Internally developed franchise	Excess earning Method	9.30%	678,000
Goodwill			4,960,727
Total Consideration			$15,911,781

Studio397’s results of operations for the period from April 20, 2021 to September 30, 2021 included $638,136 in revenues, $626,427 in cost of sales, $903,388 in operating expenses and $11,851 of other expenses. On an unaudited pro forma basis, if the acquisition had occurred on January 1, 2021, the Company’s consolidated revenues and net loss for nine months ended September 30, 2021 would have been $7,555,552 and $27,166,763, respectively.

The components of Studio397’s debt free net working capital deficit are as follows:

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

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

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

The transactions contemplated by the PlayFast Exchange Agreement and the Ascend Exchange Agreement were structured as a merger of 704Games Company with and into 704Games LLC, a newly-formed Delaware limited liability company and wholly-owned subsidiary of the Company, with 704Games LLC being the surviving entity in such merger. The merger consideration issued to (i) PlayFast with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 366,542 newly-issued shares of the Company’s Class A common stock with a fair market value of $7,587,419 and $1,542,519 in cash and (ii) Ascend with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 488,722 newly-issued shares of the Company’s Class A common stock with a fair market value of $10,116,545 and $2,056,692 in cash.

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

Digital Tales Term Sheet

On March 22, 2021, the Company entered into a binding term sheet (as amended, the “Digital Tales Term Sheet”) with EleDa s.r.l. (“EleDa”) in connection with a contemplated acquisition by the Company of the shares of Digital Tales USA, LLC, a Florida limited liability company. The Digital Tales Term Sheet expired on September 30, 2021, and the Company and EleDa did not consummate any transaction by such date, nor does the Company expect to complete any such transaction. On September 29, 2021, EleDa filed a complaint in the Eleventh Judicial Circuit Court of Florida against the Company and its Chief Executive Officer relating to the expiration of the Digital Tales Term Sheet, without having consummated any transaction. The Company believes, however, that the plaintiff’s allegations are without merit and intends to vigorously defend its position to the fullest extent permitted by law.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - INTANGIBLE ASSETS

Licensing Agreement

On May 29, 2020, the Company secured a licensing agreement with the BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to this agreement, the Company was granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the license, this agreement requires the Company to pay BARC an initial fee in two installments, the first of which was due on June 5, 2020 and the second installment on the earlier of 60 days after the release of the products contemplated by the license or May 29, 2022. Following the initial fee, this agreement also requires the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. The Company capitalized the initial license fee and present value of committed future minimum royalty payments as a license intangible asset in the amount of approximately $892,000. During the nine months ended September 30, 2020, the Company paid $100,000 in connection with the purchase of the license. The Company considers this to be an indefinite-lived intangible asset and, as such, has not recognized amortization expense in respect of this asset, instead monitoring for impairment triggers. As of September 30, 2021, the Company had a remaining committed liability of $842,954 in connection with this licensing agreement, which is included in other non-current liabilities on the condensed consolidated balance sheets.

INDYCAR

On July 13, 2021, the Company entered into a license agreement (the “INDYCAR Gaming License”) with INDYCAR LLC (“INDYCAR”). Pursuant to the INDYCAR Gaming License, INDYCAR granted the Company with a license to use certain licensed intellectual property (described in the INDYCAR Gaming License) for motorsports and/or racing video gaming products related to, themed as, or containing the INDYCAR SERIES. The INDYCAR Gaming License is a long-term agreement, in connection with which the parties intend to form an exclusive relationship for the development of video games to be the official video games of the INDYCAR SERIES. The Company expects the debut INDYCAR SERIES title to launch in 2023 on Xbox and PlayStation consoles, as well as on PC.

In exchange for the INDYCAR Gaming License, the Company will pay to INDYCAR an annual development fee through the date of launch, after which INDYCAR will receive a royalty equal to a certain percentage of sales of physical and digital video gaming products, subject to certain minimum guarantees. The Company has agreed under the INDYCAR Gaming License to provide advertising and publicity to bring the INDYCAR SERIES racing video gaming products to the attention of as many purchasers and potential purchasers as possible.

Additionally, the Company and INDYCAR entered into a license agreement pursuant to which, the Company was granted a license to use certain licensed intellectual property described in such license (“Licensed IP”) for motorsports and/or racing esports events related to, themed as, or containing the INDYCAR SERIES (including the rFactor2 platform) (the “INDYCAR Esports License”). The INDYCAR Esports License is a long-term agreement, in connection with which the parties intend to form an exclusive relationship for the development of events to be the official esports events of the INDYCAR SERIES, which include the esports events related to and/or themed as or containing the Licensed IP and related features which, prior to launch, are hosted on the Company’s rFactor 2 and, after launch of the products, are hosted using the products. In exchange for the INDYCAR Esports License, INDYCAR will receive, on an annual basis, a royalty equal to a certain percentage of the net revenue (as defined in the INDYCAR Esports License) derived from or in connection with the events during the previous calendar year.The Company capitalized the initial license fee and present value of committed future minimum royalty payments as a license intangible asset in the amount of $2,713,871, which is considered to be an indefinite lived intangible asset and, as such, not subject to amortization. The committed liability outstanding in connection with the licensing agreement as at September 30, 2021 was approximately $2,634,685, of which approximately $74,029 and $2,560,656 is recorded as current and other non-current liabilities respectively on the condensed consolidated balance sheets.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the acquisition of the Le Mans Joint Venture, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
Gaming license	Indefinite	$1,150,000
Esports license	Indefinite	1,660,000
Total		$2,810,000

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

In connection with the acquisition of Studio397, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
Software	6-10 years	$7,688,000
rFactor 2 Trade Name	Indefinite	3,040,000
Employment & Non-Compete Agreements	3 years	214,000
Total		$10,942,000

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets activity since December 31, 2020 is as follows:

	Licensing Agreements	Software	Distribution Contracts	Trade Name (Indefinite)	Non-Compete Agreement	Domain Name (Indefinite)	Accumulated Amortization	Total
Balance as of January 1, 2021	$4,511,999	$2,340,000	$560,000	$-	$-	$-	$(1,843,547)	$5,568,452
Purchase of intangible assets	2,839,947	832,754	-	107,968	58,983	26,000	-	3,865,652
Amortization expense	-	-	-	-	-	-	(110,297)	(110,297)
Balance as of March 31, 2021	7,351,946	3,172,754	560,000	107,968	58,983	26,000	(1,953,844)	9,323,807
Purchase of intangible assets	-	7,688,000	-	3,040,000	214,000	1,928	-	10,943,928
Amortization expense	-	-	-	-	-	-	(471,115)	(471,115)
FX translation adjustments	15,668	(114,012)	-	(41,825)	(3,701)	-	5,160	(138,710)
Balance as of June 30, 2021	7,367,614	10,746,742	560,000	3,106,143	269,282	27,928	(2,419,799)	19,657,910
Purchase of intangible assets	2,713,873	-	-	-	-	-	-	2,713,873
Amortization expense	-	-	-	-	-	-	(498,243)	(498,243)
FX translation adjustments	(81,760)	(214,494)	-	(76,157)	(7,371)	-	13,591	(366,191)
Balance as of September 30, 2021	$9,999,727	$10,532,248	$560,000	$3,029,986	$261,911	$27,928	$(2,904,451)	$21,507,349

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2021	$617,396	$666,151	$560,000	$-	$1,843,547
Amortization expense	22,254	83,571	-	4,472	110,297
Balance as of March 31, 2021	639,650	749,722	560,000	4,472	1,953,844
Amortization expense	90,870	365,391	-	14,854	471,115
FX translation adjustments	-	(5,160)	-	-	(5,160)
Balance as of June 30, 2021	$730,520	$1,109,953	$560,000	$19,326	$2,419,799
Amortization expense	56,563	419,488	-	22,192	498,243
FX translation adjustments	68,615	(81,097)		(1,109)	(13,591)
Balance as of September 30, 2021	$855,698	$1,448,344	$560,000	$40,409	$2,904,451

Amortization expense related to intangible assets was $498,243 and $131,177 for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense related to intangible assets was $1,079,655 and $407,646 for the nine months ended September 30, 2021, and 2020, respectively.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020

Accrued royalties	$707,143	$1,485,261
Accrued professional fees	341,920	129,291
Accrued consulting fees	278,044	398,526
Payable to Le Mans Joint Venture	-	234,667
Accrued development costs	654,070	196,845
eSport prize money	37,711	-
Accrued rent	40,787	40,787
Accrued taxes	37,039	54,880
Accrued payroll	221,699	778,918
Accrued director payments	30,250	-
Accrued other	53,052	35,828
Total	$2,401,715	$3,355,003

NOTE 6 – STOCKHOLDERS’ EQUITY

Corporate Conversion

On January 8, 2021, Motorsport Gaming converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming, Motorsport Network, converted into an aggregate of (i) 7,000,000 shares of Class A common stock of Motorsport Games and (ii) 7,000,000 shares of Class B common stock of Motorsport Games, representing all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Motorsport Network is the only holder of shares of the Company’s Class B common stock and does not have any transfer, conversion, registration or economic rights with respect to such shares of Class B common stock.

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

Initial Public Offering

On January 15, 2021, the Company completed its initial public offering of 3,450,000 shares of its Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 450,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the initial public offering were $63,073,783, after deducting underwriting discounts and commissions and offering expenses paid by the Company during 2020 and 2021.

Common Stock

See Note 3 – Acquisitions for details of the Company’s issuance of Class A common stock in connection with certain acquisitions.

Equity Grants – Common Stock

During the nine months ended September 30, 2021, in conjunction with the Company’s initial public offering, the Company granted an aggregate of 330,633 shares of Class A common stock to its Chief Executive Officer, a consultant, and three of its directors with an aggregate grant date fair value of $6,612,660. The grant date fair value of these shares was recognized as stock-based compensation expense on the date of grant as the awards were fully vested on such date.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Equity Grants – Stock Options

In January 2021, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM Stock Plan”). The MSGM Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards and initially authorized 1,000,000 shares of Class A common stock to be available for issuance. At September 30, 2021, 412,583 shares of Class A common stock were available for issuance under the MSGM Stock Plan.

During the nine months ended September 30, 2021, in conjunction with the Company’s initial public offering, the Company granted its Chief Executive Officer an immediately vested 10-year stock option to purchase 203,333 shares of the Company’s Class A common stock at an exercise price of $20.00 per share. The option had a grant date fair value of $2,189,896 which was recognized on the grant date.

During the nine months ended September 30, 2021, in conjunction with the Company’s initial public offering, the Company granted 10-year stock options to purchase an aggregate of 158,975 shares of the Company’s Class A common stock (145,438 shares at an exercise price of $20.00 and 13,537 shares at an exercise price of $23.90) to various employees of the Company. These options vest ratably over 3 years from the date of grant and had an aggregate grant date fair value of $1,931,025, which is being recognized ratably over the vesting period. Approximately $444,341 of compensation expense was recognized during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, in conjunction with the Company’s initial public offering, the Company granted 10-year stock options to purchase an aggregate of 15,096 shares of the Company’s Class A common stock at an exercise price of $20.00 to four members of the Company’s board of directors. The options vest as follows: (i) an aggregate of 11,250 stock options vest on the 1-year anniversary of the grant date; and (ii) 3,846 stock options vest ratably over 3 years from the date of grant. These options had an aggregate grant date fair value of $169,377, which is being recognized ratably over the vesting period. Approximately $99,598 of compensation expense was recognized during the nine months ended September 30, 2021.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2021, the Company granted 10-year stock options to purchase 5,114 shares of the Company’s Class A common stock at an exercise price of $23.90 to the Company’s former Head of Music Strategy. These options were initially scheduled to vest as follows: (i) 209 stock options vested immediately; (ii) 1,767 stock options were to vest on the 1-year anniversary of the grant date; and (iii) 3,138 stock options were to vest ratably upon each of 5 confirmations of pre-approved artist introductions. The option grant date fair value of $62,955 was to be recognized pursuant to the vesting terms. During the three months ended June 30, 2021, the Company modified the agreement such that the remaining balance of 4,905 unvested stock options were reduced to 2,092 options to purchase shares of the Company’s Class A common stock at an exercise price of $23.90, which vested immediately on the modification date with a modified fair value of $25,418. Approximately $25,418 of compensation expense was recognized for the nine months ended September 30, 2021 as a result of the modification.

During the nine months ended September 30, 2021, in conjunction with an amendment to the employment agreement of its Chief Executive Officer (as amended, the “CEO Employment Agreement”), the Company granted its Chief Executive Officer a 10-year stock option to purchase 150,000 shares of the Company’s Class A common stock at an exercise price of $20.00. The option vests ratably over 3 years from the date of grant and had a grant date fair value of $621,923 which is being recognized ratably over the vesting period. Approximately $58,739 of compensation expense was recognized during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, pursuant to the terms of the CEO Employment Agreement and based on the Company’s market value following its initial public offering, the Company granted its Chief Executive Officer a 10-year stock option to purchase 44,577 shares of the Company’s Class A common stock at an exercise price of $23.86. The option vests ratably over 3 years from the date of grant and had a grant date fair value of $579,300 which is being recognized ratably over the vesting period. Approximately $54,712 of compensation expense was recognized during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, in conjunction with the appointment of a new member of the Company’s board of directors, the Company granted a 10-year stock option to purchase an aggregate of 3,344 shares of the Company’s Class A common stock at an exercise price of $9.72 to the new director. The option vests on the 1-year anniversary of the grant date. The option had an aggregate grant date fair value of $14,800 which is being recognized ratably over the vesting period. Approximately $1,233 of compensation expense was recognized during the nine months ended September 30, 2021.

Stock-Based Compensation

For three months ended September 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $292,173 and $0, respectively, related to the issuances of stock options. For the nine months ended September 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $9,485,363 and $0, respectively, related to the issuances of stock options. As of September 30, 2021, there was $2,657,880 of unrecognized stock-based compensation expense which will be recognized over approximately 3.25 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021, the Company drew down an additional $2,073,312, and repaid $12,935,519 of the promissory note with Motorsport Network, resulting in the balance due to Motorsport Network of $55,551 as of September 30, 2021. This balance is included within due to related parties on the Company’s condensed consolidated balance sheet.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2021 and December 31, 2020, the Company has not accrued any amounts for contingencies.

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

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

On February 11, 2021, HC2 Holdings 2 Inc. and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the United States District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the sole manager of Motorsport Network (collectively, the “Individual Defendants”). The complaint alleges misrepresentations and omissions by the Company concerning 704Games’ financial condition and future prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act; joint and several liability of the Individual Defendants under Section 20(a) of the Exchange Act with respect to the alleged violation of Section 10(b) and Rule 10(b); alleged violation by the Company of Section 20A of the Exchange Act in connection with plaintiffs’ August 18, 2020 sale to the Company of an aggregate of 106,307 shares of common stock of 704Games, which is equal to 26.2% of the outstanding common stock of 704Games (the “Stock Sale”); alleged breach of the Company’s obligations under the Stockholders’ Agreement, dated August 14, 2018, by and among the Company and the other stockholders of 704Games, in connection with 704Games’ requirement to provide financial information about 704Games to the plaintiffs; the defendants’ alleged fraudulent inducement of the plaintiffs to enter into a stock purchase agreement for the Stock Sale; the defendants’ alleged breach of fiduciary duty by alleged failure to disclose key financial and other information about 704Games and allegedly diverting corporate opportunities for the benefit of defendants; and alleged unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on August 18, 2020, the date of the Stock Sale, and the purchase price that was paid in the Stock Sale, as well as punitive damages and other relief. In May 2021, the Company filed a motion to dismiss the plaintiffs’ amended complaint and the parties are awaiting the court’s decision on such motion.

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

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to this agreement, upon payment of the initial license fee described below, the Company was granted a non-exclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of this agreement) certain products using the Unreal Engine 4 for its next generation of games. In exchange for the license, this agreement requires the Company to pay Epic an initial license fee that was paid during the year ended December 31, 2020. During the three and nine months ended September 30, 2021, Epic did not earn any royalties under this agreement. During a two-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. This agreement is effective until terminated under its provisions; however, pursuant to its terms, the Company can only actively develop new or existing authorized products using the Unreal Engine 4 during a five-year active development period, which terminates on August 11, 2025.

Operating Leases

The Company leases its facilities under operating leases. The Company’s rent expense under its operating leases was $93,922 and $79,214 for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $285,080 and $201,173 for the nine months ended September 30, 2021 and 2020, respectively.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer	2021	2020	2021	2020
Customer A	*	49.8%	*	31.7%
Customer B	21.7%	20.1%	28.2%	25.9%
Customer C	22.0%	*	18.7%	*
Customer D	41.0%	16.9%	38.8%	23.1%
Total	84.7%	86.8%	85.7%	80.7%

* Less than 10%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

Customer	2021	2020
Customer A	49.7%	81.8%
Customer B	20.4%	*
Total	70.1%	81.8%

* Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Supplier	2021	2020	2021	2020
Supplier A	24.3%	33.6%	32.2%	37.6%
Supplier B	50.2%	*	39.4%	*
Supplier G	*	47.4%	*	32.9%
Total	74.5%	81.0%	71.6%	70.5%

* Less than 10%.

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2021 and 2020 were: (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments was as follows:

		For the Three Months Ended,		For the Nine Months Ended,
		September 30,		September 30,
		2021	2020	2021	2020
Revenues:
	Gaming	$2,042,322	$8,791,071	$6,731,462	$15,821,290
	Esports	96,144	197,126	120,063	290,291
Total Segment and Consolidated Revenues		$2,138,466	$8,988,197	$6,851,525	$16,111,581

Cost of Revenues:
	Gaming	$848,705	$2,883,631	$2,466,572	$4,981,748
	Esports	100,434	37,116	170,678	279,735
Total Segment and Consolidated Cost of Revenues		$949,139	$2,920,747	$2,637,250	$5,261,483

Gross Profit:
	Gaming	$1,193,617	$5,907,440	$4,264,890	$10,839,542
	Esports	(4,290)	160,010	(50,615)	10,556
Total Segment and Consolidated Gross Profit		$1,189,327	$6,067,450	$4,214,275	$10,850,098

(Loss) Income From Operations:
	Gaming	$(6,035,518)	$2,825,372	$(26,945,662)	$3,155,969
	Esports	(351,979)	5,480	(792,308)	(343,423)
Total Segment and Consolidated (Loss) Income From Operations		$(6,387,497)	$2,830,852	$(27,737,970)	$2,812,546

Depreciation and Amortization:
	Gaming	$79,394	$38,016	$176,617	$50,083
	Esports	2,480	-	2,480	-

Total Segment and Consolidated Depreciation and Amortization		$81,874	$38,016	$179,097	$50,083

Interest Income (Expense):
	Gaming	$(160,310)	$(230,965)	$(311,748)	$(448,325)
	Esports	-	-	-	-
Total Segment and Consolidated Interest Income (Expense)		$(160,310)	$(230,965)	$(311,748)	$(448,325)

Gain (loss) attributable to equity method investment :
	Gaming	$-	$(40,530)	$1,370,837	$(69,764)
	Esports	-	-	-	-
Total Gain (loss) attributable to equity method investment		$-	$(40,530)	$1,370,837	$(69,764)

Other income, net:
	Gaming	$(110,191)	$46,337	$(27,913)	$79,195
	Esports	(631)	-	1,798	-
Total Other income, net		$(110,822)	$46,337	$(26,115)	$79,195

Net Income (Loss):
	Gaming	$(6,306,019)	$2,699,212	$(25,914,486)	$2,786,839
	Esports	(352,610)	(93,518)	(790,510)	(413,187)
Total Net Income (Loss)		$(6,658,629)	$2,605,694	$(26,704,996)	$2,373,652

Motorsport Games Inc. Notes to Unaudited Condensed Consolidated Financial Statements

		September 30, 2021	December 31, 2020
Segment Total Assets:
	Gaming	$52,742,733	$17,377,993
	Esports	2,291,287	9,017
Consolidated Total assets		$55,034,020	$17,387,010

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and nine months ended September 30, 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report.

Our Business

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), the British Touring Car Championship (the “BTCC”), INDYCAR and others. Through the support of our majority stockholder, Motorsport Network, whose mission is to be the leading, independent voice for the global motorsport and automotive industries and their fans, Motorsport Games’ corporate mission is to create the preeminent motorsport gaming and esports entertainment ecosystem by delivering the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large and underserved global motorsport audience.

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content (sometimes known as “games-as-a-service”). Since our formation, our NASCAR video games have sold over one million copies for game consoles and PCs. For fiscal year 2020 and the three and nine months ended September 30, 2021, substantially all of our revenue was generated from sales of our racing video games.

As of September 30, 2021, we have increased our total headcount to approximately 168 people, made up of 167 full-time employees, including 116 dedicated to game development, in order to continue the development of our expanded product offerings.

COVID-19 Pandemic Update

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for us and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. In late fiscal 2020 and throughout fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions where we operate and began to be administered, and we saw some loosening of government-mandated COVID-19 restrictions in certain locations, such as the United States, in response to improved COVID-19 infection levels. More recently, new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains, have emerged. The spread of these new strains are causing some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants.

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

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, suppliers, business partners and others. The degree to which the ongoing and prolonged COVID-19 pandemic impacts our operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation, and the effect on discretionary spending by consumers; and how quickly and to what extent normal economic and operating conditions can resume.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity and the market price of our Class A common stock due to the ongoing and prolonged COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.

Recent Developments

Initial Public Offering

On January 15, 2021, Motorsport Games completed its initial public offering (“IPO”) of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $63,073,783 from the IPO, after deducting underwriting discounts and offering expenses paid by us during 2020 and 2021.

Amendment to Joint Venture Agreement with ACO

On January 25, 2021, we entered into an amendment to our joint venture agreement with Automobile Club de l’Ouest (“ACO”) with respect to the Le Mans Esports Series Limited Joint Venture. Pursuant to the amendment, we increased our ownership interest in the joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the amendment, we secured the rights to be the exclusive video game developer and publisher for the Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, we agreed to fund up to €8,000,000 (approximately $9,000,000) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

KartKraft Acquisition

On March 19, 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 was transferred to an escrow account, which was released in September 2021 on the 6-month anniversary of closing. Through this acquisition, we are entering the simulated kart-racing space. Motorsport Games has founded a new company, Motorsport Games Australia, to support the Black Delta development team.

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

Acquisition of Studio397

On April 20, 2021, we closed the transactions contemplated by the share purchase agreement dated April 1, 2021 (the “SPA”) with Luminis International BV (“Luminis”) and Technology In Business B.V. (“TIB”) pursuant to which we purchased from TIB 100% of the share capital of Studio397 B.V. The purchase price for the shares was $16,000,000, discounted to $15,911,781, payable in two installments, as follows: $12,800,000 at closing and $3,200,000 on the one-year anniversary of closing. See Note 3 – Acquisitions – Studio397 in our condensed consolidated financial statements for additional information.

INDYCAR License

On July 13, 2021, we entered into certain license agreements with INDYCAR LLC (“INDYCAR”) to use certain licensed intellectual property for motorsports and/or racing video gaming products and esports events related to, themed as, or containing the INDYCAR SERIES. The license agreements are long-term agreements, in connection with which the parties intend to form an exclusive relationship for the development of video games and events to be the official video games and esports events of the INDYCAR SERIES.

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

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR Heat products have historically accounted for the majority of our revenue. Most recently, we released our next generation NASCAR console/PC game, NASCAR 21: Ignition, on October 28, 2021. We anticipate releasing NASCAR Heat Ultimate Edition+ on Nintendo Switch on November 19, 2021, the first-ever NASCAR title to come to Nintendo Switch consoles. Additionally, in May 2020 and January 2021, respectively, we obtained the exclusive licenses to develop multi-platform games for the BTCC and the WEC series, including the iconic 24 hours of Le Mans race and in July 2021 we obtained the license to develop multi-platform games for INDYCAR. The BTCC and Le Mans games are currently under development, and we currently anticipate releasing games for these racing series in 2022. The INDYCAR game is scheduled for release in 2023. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold primarily through a distribution network with exclusive partners who specialize in the distribution of games, including through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We currently derive, and expect to continue to derive, significant revenues from sales of our products to a very limited number of distribution partners. For the year ended December 31, 2020 and the nine months ended September 30, 2021, we had one distribution partner through which we sold substantially all of our physical disk products for the retail channel, which represented approximately 32% and 3% of our total revenue, respectively. Physical disk sales represented a lower percentage of total revenues in 2021 as we reduced physical inventory in the channel in preparation for the launch of NASCAR 21: Ignition, which was released on October 28, 2021, as well as the lack of any new product releases in 2021 prior to the launch of NASCAR 21: Ignition. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2020 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the ongoing and prolonged COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, increased inflation, supply chain constraints, labor supply issues, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time, particularly due to the emergence of the significantly more contagious Delta variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people. For example, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. See “—COVID-19 Pandemic Update” for additional information regarding the impact of COVID-19 on our business and operations.

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 86% and 67% of our total revenue for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively. For the year ended December 31, 2020 and the nine months ended September 30, 2021, the sale of products for Microsoft Windows via Steam comprised approximately 5% and 19% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 9% and 10% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those recently released by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the year ended December 31, 2020 and the nine months ended September 30, 2021, approximately 62% and 97%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which has been heightened during the ongoing and prolonged COVID-19 pandemic. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. For the full-year 2020, we facilitated many esports events, which included official esports events for NASCAR, 24 Hours of Le Mans, the Official World Rallycross Esports Championship, FIA Formula E and other race series. During the three months ended September 30, 2021, we launched our Le Mans Virtual Series esports event, with the first event being watched for an average of approximately 18 minutes by viewers across our owned digital channels. As we continue to add to our existing portfolio of games centered around popular licensed racing series, this will provide us the opportunity to further grow our esports business by having more titles to produce our esports events.

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

Rapidly Changing Industry

We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete. For example, the global adoption of portable and mobile gaming devices has led to significant growth in portable and mobile gaming, which we believe is a continuing trend. Accordingly, in conjunction with the launch of our next generation NASCAR console/PC game, NASCAR 21: Ignition, we plan to launch an updated NASCAR Heat Ultimate Edition+ on Nintendo Switch in the fourth quarter of 2021. Given the recent popularity and fast growing nature of the branded casual game experience, we also plan to introduce a slate of NASCAR branded casual gaming options for mobile devices, starting with the officially licensed NASCAR “match three” game in 2022.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchise (currently NASCAR Heat) for game consoles, PC and mobile platforms. We deem this recurring because many existing game owners purchase annual updates, which includes updated drivers, liveries and cars as they are released. We have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses attributable to our license arrangement with NASCAR and certain other third-parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disc manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Cost of revenues for our esports segment consists primarily of the cost of event staffing, event production and event prize money.

Sales and Marketing

Sales and marketing expenses are primarily composed of salaries, benefits and related taxes of our in-house marketing teams, advertising, marketing and promotional expenses, including fees paid to social media platforms, Motorsport Network and other websites where we market our products.

Development

Development expenses consist of the cost to develop the games we produce, which includes salaries, benefits and operating expenses of our in-house development teams, as well as consulting expenses for any contracted external development. Development expenses also include expenses relating to our software licenses, maintenance and studio operating expenses.

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

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Revenue

		For the Three Months Ended,
		September 30,
		2021	2020

Revenues:
	Gaming	$2,042,322	$8,791,071
	Esports	96,144	197,126
Total Segment and Consolidated Revenues		$2,138,466	$8,988,197

For the three months ended September 30, 2021, revenues from our Gaming segment decreased $6,748,749, or 77%, to $2,042,322 from $8,791,071 for the three months ended September 30, 2020. The decrease in our Gaming segment revenues compared to the 2020 period was primarily due to lower sales of our console and PC games. The NASCAR Heat 5 game was released in July 2020 and the majority of sales from a new release occur closest to the launch date. Post release, we typically see a decrease in revenues over time for our games. We recently released our next generation NASCAR console/PC game, NASCAR 21: Ignition on October 28, 2021, and anticipate releasing NASCAR Heat Ultimate Edition+ on Nintendo Switch, both in the fourth quarter of 2021. We also benefited from additional sales of our video games during the 2020 period due to increased demand for our games, which we believe was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions during that time.

Esports segment revenues were $96,144 and $197,126 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $100,982, or 51%, from sponsorship revenues received during the third quarter of 2020. The decrease in esports segment revenues was due to lower number of events held in 2021 and less sponsorship revenue.

Cost of Revenues

		For the Three Months Ended, September 30,
		2021	2020

Cost of Revenues:
	Gaming	$848,705	$2,883,631
	Esports	100,434	37,116
Total Segment and Consolidated Cost of Revenues		$949,139	$2,920,747

Cost of revenues from our Gaming segment were $848,705 and $2,883,631 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $2,034,926, or 71%, primarily due to a decrease in revenues as a result of the timing of our product releases as discussed above. Cost of revenues from our esports segment were $100,434 and $37,116 for the three months ended September 30, 2021 and 2020, respectively, an increase of $63,318, or 171%. The increase for our esports segment was primarily the result of higher costs recognized from the Le Mans esports event held during the third quarter of 2021. As discussed below, we fully consolidated the Le Mans Joint Venture in the third quarter of 2021 whereas we applied equity accounting for the Le Mans Joint Venture in the third quarter of 2020. Cost of revenues in our esports segment are primarily comprised of contract labor to staff events, production costs and prize monies.

Gross Profit

		For the Three Months Ended, September 30,
		2021	2020
Gross Profit:
	Gaming	$1,193,617	$5,907,440
	Esports	(4,290)	160,010
Total Segment and Consolidated Gross Profit		$1,189,327	$6,067,450

Gross Profit was $1,189,327, or 56% of revenues, and $6,067,450, or 68% of revenues, for the three months ended September 30, 2021 and 2020, respectively, a decrease of $4,878,121, or 80%. The decrease in gross profit was primarily due to the reduction in revenues from our Gaming segment and an increase of $344,274 in amortization directly attributable to the cost of revenues, partially offset by $779,007 of lower royalty expenses and $1,392,915 in lower product retail and distribution expenses due to lower revenues and a higher percentage of digital games sales. In addition, the timing of esports events resulted in $100,982 less revenue recognized during the three months ended September 30, 2021 when compared to the same period in 2020, impacting overall gross profit.

Operating Expenses

Operating expenses were $7,576,824 and $3,236,598 for the three months ended September 30, 2021 and 2020, respectively, an increase of $4,340,226, or 134%, primarily attributable to expenses incurred in connection with our 2021 acquisitions and expansion of development staff during the current year to develop more gaming titles, across more platforms.

Sales and Marketing

Sales and marketing expenses were $1,348,773 and $961,450 for the three months ended September 30, 2021 and 2020, respectively. The increase of $387,323, or 40%, was primarily due to increased marketing payroll and stock-based compensation of $381,932.

Development

Development expenses were $3,015,233 and $1,300,314 for the three months ended September 30, 2021 and 2020, respectively. The $1,714,919, or 132%, increase in development expenses was primarily due to higher development expenses required to support an increased number of games and platforms. We are now actively working on six title games compared to one title game in process during 2020.

General and Administrative

General and administrative expenses were $3,130,944 and $936,818 for the three months ended September 30, 2021 and 2020, respectively, an increase of $2,194,126, or 234%. The increase in general and administrative expenses was primarily attributable to a $842,011 increase in professional fees primarily relating to the following:

Category	Amount	Comments
Management Consulting	$241,595	Increased expenses attributable to the Le Mans Joint Venture, and general corporate expenditures arising as a result of being a public company, such as investor and public relations consultancy.
Legal Fees	193,099	Acquisition-related expenses
Accounting and Audit Fees	199,081	Additional costs from being a public company, as well as valuation support
Computer Consulting	99,547	Increased expenses attributable to the Le Mans Joint Venture and consulting fees for Studio397
Recruitment Fees	67,484	Increased expenses attributable to staff, primarily development, to support increased number of games and platform offerings
Other Professional Fees	41,205	Various
Total	$842,011

Additionally, there was a $411,495 increase in compensation expense primarily due to the increase in our headcount to manage a larger portfolio of brands across a greater number of platforms; a $646,102 increase in insurance expense primarily due to the directors’ and officers’ insurance policy that we obtained when we became a publicly traded company; a $123,940 increase in travel and entertainment commensurate with increased headcount; and a $170,578 increase in other general and administrative expenses primarily due to increased software license fees.

Depreciation and Amortization

Depreciation and amortization expenses were $81,874 and $38,016 for the three months ended September 30, 2021 and 2020, respectively, an increase of $43,858, or 215%. The increase was primarily due to additional depreciation expense for fixed assets acquired during 2021.

Interest Expense

Interest expense was $160,310 and $230,965 for the three months ended September 30, 2021 and 2020, respectively. The decrease of $70,655, or 31%, was due to pay-downs of related party debt due to Motorsport Network that occurred during the first and second quarters of 2021, partially offset by an increase in non-cash interest for accretion of the INDYCAR license liability.

Gain (Loss) Attributable to Equity Method Investment

The loss attributable to equity method investment in the Le Mans Joint Venture was $0 and $40,530 for the three months ended September 30, 2021 and 2020, respectively. We discontinued equity method accounting and began to fully consolidate the Le Mans Joint Venture upon acquiring a majority interest during the first quarter of 2021.

Other Income (Expense), net

Other expense, net was $110,822 for the three months ended September 30, 2021. For the three months ended September 30, 2020, other income, net was $46,337 representing a variance of $157,159. This primarily represents foreign currency exchange losses.

Other comprehensive loss

Other comprehensive loss was $537,581 and $0 for the three months ended September 30, 2021 and 2020, respectively. This was primarily due to increased activity in our subsidiaries in the U.K., Australia, Russia and the Netherlands and represents unrecognized foreign currency exchange losses.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Revenues

		For the Nine Months Ended,
		September 30,
		2021	2020

Revenues:
	Gaming	$6,731,462	$15,821,290
	Esports	120,063	290,291
Total Segment and Consolidated Revenues		$6,851,525	$16,111,581

For the nine months ended September 30, 2021, revenues from our Gaming segment decreased by $9,089,828, or 57%, to $6,731,462 from $15,821,290 for the nine months ended September 30, 2020. The decrease in revenues was due primarily to the timing of our product releases during the reporting period in 2020 versus after the reporting period in 2021, as discussed above. We also benefited from additional sales of our video games during the 2020 period due to increased demand for our games, which we believe was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions during that time.

For the nine months ended September 30, 2021, revenues from our esports segment consisted of $120,063, which was comprised primarily of sponsorship and event revenues from Le Mans esports events. Esports segment revenue was $290,291 for the nine months ended September 30, 2020. The difference of $170,228 primarily relates to sponsorship income of $172,126 earned from Formula E esports events held during the third quarter of 2020, which did not reoccur in 2021.

Cost of Revenues

		For the Nine Months Ended, September 30,
		2021	2020
Cost of Revenues:
	Gaming	$2,466,572	$4,981,748
	Esports	170,678	279,735
Total Segment and Consolidated Cost of Revenues		$2,637,250	$5,261,483

For the nine months ended September 30, 2021, cost of revenues from our Gaming segment decreased by $2,515,174, or 50%, to $2,466,572 from $4,981,748 for the nine months ended September 30, 2020, primarily due to decreased revenue during the current year period and the costs associated with delivering that revenue.

For the nine months ended September 30, 2021, cost of revenues from our esports segment was $170,678, which related to our event staffing, live stream production costs and cash prizes. Cost of revenues for the nine months ended September 30, 2020 were $279,737. The difference in cost of revenues for prior year period was primarily driven by increased costs associated with producing the Formula E esports events held in 2020.

Gross Profit

		For the Nine Months Ended, September 30,
		2021	2020
Gross Profit:
	Gaming	$4,264,890	$10,839,542
	Esports	(50,615)	10,556
Total Segment and Consolidated Gross Profit		$4,214,275	$10,850,098

For the nine months ended September 30, 2021, gross profit from our Gaming segment decreased by $6,574,652, or 61%, to $4,264,890 from $10,839,542 for the nine months ended September 30, 2020, primarily due to the reduction in revenues from our Gaming segment that were partially offset by lower royalty and distribution expenses, as discussed above.

For the nine months ended September 30, 2021, our esports segment recorded a gross loss of $50,615 versus a gross profit of $10,554 for the nine months ended September 30, 2020. The gross loss in the 2021 period reflects revenue generated from sponsorships and live events, which were more than offset by the costs of cash prizes and esports event and production costs.

Sales and Marketing

For the nine months ended September 30, 2021, sales and marketing expenses increased by $755,578, or 33%, to $3,077,213 from $2,321,635 for the nine months ended September 30, 2020, primarily due to the increased staffing costs of $582,941 to support upcoming product releases, as well as additional IPO-related expenses, such as cash bonuses and stock-based compensation, and an increase in marketing spend of $172,637.

Development

For the nine months ended September 30, 2021, development expenses increased by $2,645,312, or 77%, to $6,083,773 from $3,438,461 for the nine months ended September 30, 2020. The increase in development expenses was primarily due to higher internal and external development expenses required to support the ongoing development of an increased number of games and platforms, as well as certain IPO -related expenses, including cash bonuses and stock-based compensation.

General and Administrative

For the nine months ended September 30, 2021, general and administrative expenses increased by $20,384,789, or 915%, to $22,612,162 from $2,227,373 for the nine months ended September 30, 2020. The increase was primarily attributable to   expenses incurred in connection with our IPO in January 2021, increased professional fees and costs associated with acquisitions made during 2021. These expenses include non-cash compensation expense of $9,276,277, acquisition related expenses of $1,930,566 and other IPO-related expenses of $2,947,192 for the nine months ended September 30, 2021. Additionally, compensation expense increased $4,331,879 (excluding stock-based compensation), as we have staffed up to be a public company and expanded our product and platform offerings. Insurance expense increased $1,702,516 in 2021, primarily as a result of public company directors’ and officers’ insurance premium costs and other general and administrative costs. The increase in professional fees primarily related to various acquisitions and corporate transactions, including the buyout through merger of 704Games, litigation matters relating to our previous purchase of certain equity interests in 704Games, and an increase in consulting fees primarily to support the preparation of public company filings.

Depreciation and Amortization

For the nine months ended September 30, 2021, depreciation and amortization expense increased by $129,014, or 257%, to $179,097 from $50,083 for the nine months ended September 30, 2020. The increase was primarily due to additional depreciation expense for fixed assets acquired during 2021.

Interest Expense

For the nine months ended September 30, 2021, interest expense decreased by $136,577, or 31%, to $311,748 from $448,325 for the nine months ended September 30, 2020. The decrease in interest expense was due to pay-downs of related party debt due to Motorsport Network that occurred during the first and second quarters of 2021, partially offset by an increase in non-cash interest for accretion of the INDYCAR license liability.

Gain (Loss) Attributable to Equity Method Investment

For the nine months ended September 30, 2021, the gain attributable to equity method investment in the Le Mans Joint Venture increased by $1,440,601, to a gain of $1,370,837 from a loss of $69,764 for the nine months ended September 30, 2020. The increase was primarily due to the purchase of an additional interest in the Le Mans Joint Venture during the first quarter of 2021, by which we acquired a majority ownership position in the joint venture and began full consolidation of the Le Mans Joint Venture.

Other Income (Expense), net

For the nine months ended September 30, 2021, other expense, net increased by $105,230, or 133% to an expense of $26,115 from income of $79,115 for the nine months ended September 30, 2020. The $26,115 in expense for the nine months ended September 30, 2021 was primarily comprised of rental income from the sub-lease of our Charlotte, NC office space of $137,192, offset by foreign currency losses of $158,229. For the nine months ended September 30, 2020, other income, net was primarily comprised of rental income from the sub-lease of our Charlotte, NC office space.

Other comprehensive loss

Other comprehensive loss was $466,772 and $0 for the nine months ended September 30, 2021 and 2020, respectively, which was primarily due to unrealized currency exchange loss in our subsidiaries in the U.K., Australia, Russia and the Netherlands.

Liquidity and Capital Resources

Liquidity

Since our inception, we have historically financed our operations primarily through advances from Motorsport Network, which were subsequently incorporated into a line of credit provided by Motorsport Network pursuant to a promissory note, as described below.

On January 15, 2021, we completed our IPO of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $63,073,783 from the IPO, after deducting underwriting discounts and offering expenses paid by us.

We believe that our existing cash on hand will be sufficient to fund our operations for at least the next 12 months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. However, there are currently no commitments in place for future financing and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms or by selling assets or operations.

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

Cash Flows From Operating Activities

Net cash (used in) provided by operating activities for the nine months ended September 30, 2021 and 2020 was ($16,723,099) and $562,231, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily a result of cash used to fund a net loss of $26,704,996, adjusted for net non-cash adjustments of $9,588,820, and $393,077 of net cash provided by changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2020 was primarily due to net income of $2,373,652, adjusted for non-cash expenses in the amount of $615,107 and by $2,426,528 of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $14,525,331, which was primarily attributable to $1,000,000 paid in connection with the acquisition of KartKraft, $12,785,463 paid in connection with the acquisition of Studio397 and the purchases of intangible assets and property and equipment of $893,118. During the nine months ended September 30, 2020, net cash used in investing activities was $1,443,796, which was primarily attributable to $1,200,000 for the purchase of additional shares of common stock of 704Games, $178,640 for the purchases of intangible assets and property and equipment and $65,156 for the acquisition of equity method investee attributable to our investment in the Le Mans Joint Venture.

Cash Flows From Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020 was $49,434,464 and $1,971,979, respectively. Cash flows from financing activities for the nine months ended September 30, 2021 was primarily attributable to approximately $63,700,000 of net cash provided by the sale of stock in our IPO, partially offset by approximately $12,936,000 of net repayments to Motorsport Network and $3,599,211 for the purchase of the remaining equity interests in 704Games. During the nine months ended September 30, 2020, cash provided by financing activities was primarily attributable to advances provided by Motorsport Network to fund operating and investing activities of the Company and payment of deferred offering costs for $370,947.

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

During the nine months ended September 30, 2021, the Company repaid $12,935,519 of the Promissory Note and drew down an additional $2,073,312, such that the balance due to Motorsport Network was $55,551 as of September 30, 2021. Subsequent to September 30, 2021, the Company has not made any repayments of the Promissory Note.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A. Controls and Procedures in the 2020 Form 10-K, and that continued to exist as of September 30, 2021.

Remediation of Material Weaknesses

During the quarter ended September 30, 2021, management continued to work with its outside Sarbanes-Oxley Act of 2002 (“SOX”) advisors to accomplish its objectives of SOX compliance. The Company completed its initial quantitative and qualitative Financial Risk Assessment (“FRA”), a required task under SOX. Further, management has finalized a plan to perform a top-down SOX assessment for 2021.

Management has commenced documenting the Company’s higher priority entity and business processes during the quarter ended September 30, 2021. Specifically, Entity Level Controls (ELC), Information Technology General Controls (ITGC), Disclosure Controls and Procedures (DCP), Financial Statement Close and Financial Reporting (FSCFR), and Revenue, Equity and Accounts Payable processes are being addressed on a priority basis.

During the quarter ended September 30, 2021, management has also taken steps to remediate the identified material weaknesses in our internal control over financial reporting by implementing measures to strengthen controls including the design of new controls relating to the Company’s segregation of duties across all business processes. This includes the development of a Delegation of Authority Matrix that will serve to identify appropriate segregation of duties across financially significant processes.

Further, management is implementing a process for review and formal documentation of management estimates, underlying assumptions and judgments that are used in the financial statement preparation and reporting process. Management plans to complete the remediation of the previously identified material weaknesses during 2022.

The Company continues to strengthen its resources by hiring additional qualified finance and accounting personnel to assist in the preparation and review of our financial statements and SEC filings.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 8 – Commitment and Contingencies – Litigation in our condensed consolidated financial statements for additional information.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Use of Proceeds

On January 15, 2021, we completed our IPO pursuant to our registration statement on Form S-1 (File No. 333-251501), as amended (the “Registration Statement”), which was declared effective by the SEC on January 12, 2021. As previously reported, we received net proceeds of approximately $63,073,783 from our IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 12, 2021, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

As of September 30, 2021, we have used approximately $44,531,435 of the net proceeds from our IPO, including (i) approximately $12,900,000 for the repayment of a portion of the outstanding amount due under our promissory note entered into with Motorsport Network, our majority stockholder; (ii) approximately $17,399,212 in connection with the acquisitions of Studio397, KartKraft and 704Games; (iii) $29,055,148 for working capital and general corporate purposes; and (iv) $2,576,287 in IPO-related expenses and bonuses.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.2	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.3	Certificate of Merger, dated as of April 16, 2021	8-K	001-39868	3.1	4/20/21

10.1*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.1	7/15/21

10.2*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.2	7/15/21

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted in accordance with the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)

