Form 10-K
period 2021-12-31
Motorsport Games Inc.
filed 2022-03-30
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A common stock as reported on The Nasdaq Capital Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64,902,558.

As of March 28, 2022, the registrant had 11,673,587 shares of Class A common stock, with 1 vote per share, and 7,000,000 shares of Class B common stock, with 10 votes per share, issued and outstanding. At such date, Motorsport Network, LLC (“Motorsport Network”) owned (i) 7,000,000 shares of Motorsport Games Inc. (the “Company” or “Motorsport Games”) issued and outstanding Class A common stock and (ii) all 7,000,000 shares of the Company’s issued and outstanding Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Motorsport Games Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) are forward-looking statements within the meaning of federal securities laws, including statements that involve expectations, plans or intentions, such as, but not limited to, those relating to our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of Russia’s invasion of Ukraine, as well as the coronavirus (“COVID-19”) pandemic; our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages; new or planned products or offerings, including the anticipated timing of our new product launches; our intentions with respect to our mobile games, including expectations that we will continue to focus on developing and further enhancing our multi-platform games for mobile phones, as well as the anticipated timing of the release of our future mobile games; our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers; our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports; our future plans and expectations for Traxion, our online destination for the virtual racing community, including with regards to its functionality and as a platform to grow our addressable audience, along with being able to monetize such audience through sponsorship and advertising revenues; our intention to continue to enhance our proprietary racing-focused Motorsport Games Engine with acquired technology, and our belief that this engine, coupled with our exclusive licensing and partnership rights with our existing racing series, will provide us an advantage over competing titles in the virtual racing space and allow us to efficiently scale to other official racing game franchises in the near future; our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres; our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on; our expectation that we will be able to extend or re-negotiate our promotion agreement with Motorsport Network on reasonable terms; our intention to continue seeking to expand our audience base through traditional marketing and sales distribution channels including Facebook, Twitter, Twitch, YouTube and other online social networks; our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as merchandising and sports betting, if the esports audience pattern continues to grow; our expectations that the COVID-19 pandemic will not have a material impact on our future business and operations; our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year; our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content; our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners; our belief that additions to our existing portfolio of games centered around popular licensed racing series will provide us the opportunity to further grow our esports business by having more titles to produce our esports events; our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections; our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend; our intention to continue to look for opportunities to expand the recurring portion of our business; our liquidity and capital requirements, including, without limitation, our ability to continue as a going concern, our belief that our existing cash on hand will not be sufficient to fund our operations for at least the next 12 months, our belief that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations, and our belief that we have access to capital resources, as well as statements regarding our cash flows and anticipated uses of cash; our expectations to generate additional liquidity through consummating equity and/or debt financings, as well as by continued cost control initiatives; our expectations that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; our intention to not declare dividends in the foreseeable future; our ability to utilize net operating loss carryforwards; industry trends, potential acquisitions; and management strategies. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including without limitation difficulties in securing funding that is on commercially acceptable terms us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions, as well as any ability to achieve cost reductions;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to the ongoing and prolonged COVID-19 pandemic and the recent Russia invasion of Ukraine;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic events that negatively impact industry trends, such as significant changes in the labor markets, an extended inflationary environment, tax increases impacting consumer discretionary spending and/or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending;

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic and the recent Russian invasion of Ukraine;

(vi)	our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	the ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation;

(xii)	our ability to protect its intellectual property; and/or

(xiii)	local, industry and general business and economic conditions.

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

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our financial condition; risks related to our business and industry; risks related to our relationship with Motorsport Network, LLC (“Motorsport Network”), which controls more than a majority of our issued and outstanding voting shares; risks related to our Company; risks related to the ownership of our common stock; risks related to our liquidity (see Note 1 – Business Organization of our consolidated financial statements); and certain general risks, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

●	We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

●	If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

●	If we do not provide high-quality products in a timely manner, our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations may be negatively impacted.

●	The ongoing and prolonged COVID-19 pandemic has impacted our operations and could continue to adversely affect our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations, the extent of which is uncertain and difficult to predict.

●	Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition, liquidity, cash flows and/or operating results.

●	We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

●	Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenues and profitability.

●	The importance of retail sales to our business exposes us to the risks of that business model.

●	We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business.

●	We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we are unable to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel, which could adversely affect our ability to achieve our business plans and financial objectives.

●	The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be accepted by consumers to the extent we planned.

●	If we do not adequately address the shift to mobile device technology by our customers, operating results could be harmed and our financial performance, financial condition, liquidity, cash flows and/or growth plans could be negatively affected.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

●	Motorsport Network controls more than a majority of our Class A common stock and Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

●	If we are no longer controlled by or affiliated with Motorsport Network, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us and our financial performance, financial condition, liquidity and/or cash flows.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Report.

PART I

Item 1. Business

Company Overview

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), INDYCAR, the British Touring Car Championship (the “BTCC”) and others. Our portfolio is comprised of some the most prestigious motorsport leagues and events in the world. We are the provider of official video games for NASCAR, INDYCAR, Le Mans and BTCC. Further, in 2021 we acquired the KartKraft karting simulation game as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform, adding both games and their underlying technology to our portfolio.

Motorsport Games’ purpose is to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large global motorsport audience. For 2021, NASCAR, INDYCAR and Le Mans, which includes the WEC, had an estimated combined global fanbase of over 1 billion, while the global fanbase for Formula 1 was estimated to be 757 million. Motorsport Games scales its business by releasing more games on more platforms under unique licenses, while continuing to evolve scalable technology platforms to “wow” users.

The company believes its addressable markets include the gaming, esports and motorsports segments. The gaming and esports market for 2021 represented over $180 billion in total spending, and the motorsports market segment produces a total economic output of approximately $175 billion.

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the official licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC, as well as INDYCAR. We develop and publish multi-platform racing video games for game consoles (such as Xbox, PlayStation, and Nintendo Switch), personal computers (PCs) and mobile platforms (such as iOS and Android) through various retail and digital channels, including full-game and downloadable content. For fiscal years 2021 and 2020, substantially all of our revenue was generated from sales of our NASCAR racing video games.

According to data from NewZoo, an industry source for games market insight and analytics, total global mobile gamers were estimated to be 2.8 billion for 2021. We continue to focus on developing and further enhancing our multi-platform games for mobile phones to attract this large audience. Currently, we offer NASCAR Heat Mobile for iOS and Android, and we are in the process of developing other NASCAR mobile games with projected release dates in 2022 and 2023.

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games. In 2021, we organized several esports competitions, including the DiRT Rally 2.0 World Series on the popular Codemasters game, and the Winter Heat and Summer Showdown on NASCAR Heat 5, and the expansion of 24 Hours of Le Mans Virtual event into a part of a longer annual series towards the end of the year with professional teams and real-world racing drivers. In addition, we also organized competitions to drive user engagement on our rFactor 2 platform. For 2021, our esports events had cumulative total viewership of approximately 1.5 million views with approximately 3.8 million minutes watched. Subsequently, in the first quarter of 2022, we announced our viewership figures for the 2021-22 Le Mans Virtual Series, which reached 7 million views and registered cumulated television and digital audience figures of more than 81 million through its five-month season. We continue to leverage esports competitions to bring wider awareness to our gaming products, while creating events that are adventures for viewers.

We believe that connecting virtual racing gamers, motorsport and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports. To that end, we have developed and launched in 2021 a destination for the virtual racing community called Traxion.gg (“Traxion”). We launched Traxion in beta in the first quarter of 2021 to cover news, reviews and editorial across video, web, social and audio platforms. Future plans for Traxion include the functionality to enable users to run their own esports competitions in a simple, turn-key format, allowing virtual racers and fans to assemble around racing games, leagues, individual ability, and various other metrics.

Company Background

Motorsport Games was formed in 2018 by Motorsport Network as a wholly-owned subsidiary in connection with the acquisition by Motorsport Games of a controlling interest in 704Games Company (“704Games”), which holds the exclusive license to be the official video game developer and publisher for the NASCAR video game racing franchise, subject to certain limited exceptions. Simultaneously with the acquisition of 704Games in 2018, we extended the NASCAR license for 10 years until December 31, 2029. In addition, we have the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, subject to certain limited exceptions.

We entered into an agreement to facilitate the Le Mans Esports Series as part of a joint venture with Automobile Club de l’Ouest (“ACO”), the organizer of the 24 Hours of Le Mans endurance race in 2019. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, which the 24 Hours of Le Mans race is a part of, for a ten-year period. In addition, through this joint venture with ACO, we have the right to create and organize esports leagues and events for the Le Mans Esports Series.

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

In March 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd (collectively, “Black Delta”). Through this acquisition, we entered the simulated kart-racing space and formed Motorsport Games Australia Pty Ltd. to support the Black Delta development team, which joined Motorsport Games Australia following the acquisition.

In April 2021, we acquired the remaining equity interests in 704Games Company whereby 704Games Company merged with 704Games LLC, a newly-formed Delaware limited liability company and our wholly-owned subsidiary, with 704Games LLC being the surviving entity in such merger.

In April 2021, we also acquired Studio397, the company behind the industry leading rFactor 2 racing simulation platform, from Luminis International BV. Following this acquisition, Studio397 continues its work on the rFactor 2 platform while also developing the physics and handling models for our other official games. We have begun utilizing our resources and expertise to enhance the rFactor 2 platform, especially in areas highlighted by the racing community. For example, we delivered the 2021/22 Le Mans Virtual Series on our rFactor 2 platform between September 2021 and January 2022, as well as the INDYCAR Pro Challenge on February 9, 2022.

In July 2021, we entered into certain license agreements with INDYCAR LLC to use certain licensed intellectual property for motorsports and/or racing video gaming products and esports events related to, themed as, or containing the INDYCAR SERIES. The license agreements are long-term agreements, in connection with which the parties intend to create a relationship for the development of video games and events to be the official video games and esports events of the INDYCAR SERIES.

Our Products

Game Products Portfolio

We develop and publish multi-platform racing video games including for game consoles, PCs and mobile platforms through various retail and digital channels, including full-game and downloadable content. Our current video game product portfolio is comprised of officially licensed NASCAR games. We have obtained licenses to develop multi-platform games for INDYCAR, the BTCC, the 24 Hours of Le Mans race, and the WEC. Since our formation in 2018, we have published NASCAR Heat 3, NASCAR Heat 4, NASCAR Heat 5, NASCAR 21: Ignition and NASCAR Heat Ultimate Edition+ for various platforms, including Xbox, PlayStation, PC, and Nintendo Switch. Our current mobile offering for NASCAR is NASCAR Heat Mobile for iOS and Android. In 2021, we added the KartKraft karting simulation game and the rFactor 2 realistic racing simulation game to our portfolio completing its full release on the Steam platform in January 2022.

We are making significant investments in both technology and human talent to create one of the best racing game experiences and to maximize the potential of our current and future gaming franchises. Starting in 2021, we introduced our next generation NASCAR console game, NASCAR 21: Ignition, offering fans of the sport and gaming franchise a game that provides an authentic and engaging NASCAR racing experience. NASCAR 21: Ignition was internally built from the ground up on our proprietary racing-focused Motorsport Games Engine (“MSG Engine”) that utilizes Unreal Engine’s game engine paired with the renowned car physics of the rFactor 2 platform. We continue to enhance the MSG Engine and believe that the MSG Engine, coupled with our licensing and partnership rights with our existing racing series, will provide us an advantage over competing titles in the virtual racing space and allow us to efficiently scale to other official racing game franchises in the near future.

Our current video game catalog includes the following titles:

Game	Image	Overview	Platforms	Release Date
rFactor 2		rFactor 2 is a realistic racing simulation game It features mixed class road racing with realistic dynamics, an immersive sound environment, and stunning graphics, that are perfect for top-level esports and a rich single-player experience.	Microsoft Windows via Steam	March 28, 2013

NASCAR Heat Mobile		NASCAR Heat Mobile is the only officially licensed, authentic NASCAR racing experience for mobile devices.	iOS and Android	April 25, 2017

NASCAR Heat 3		NASCAR Heat 3 is a racing video game simulating the 2018 NASCAR Cup Series and feeder competitions.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 7, 2018
NASCAR Heat 4		NASCAR Heat 4 is a racing video game simulating the 2019 NASCAR season. To date, NASCAR Heat 4 is the most successful sequel of the NASCAR Heat franchise based on quantity of units sold.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 13, 2019

NASCAR Heat 5	NASCAR Heat 5 is a racing video game simulating the 2020 NASCAR season.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	July 7 and 10, 2020

NASCAR 21: Ignition

NASCAR 21: Ignition is a racing video game simulating the 2021 NASCAR season. This is a first installment of the new series, which changes the game engine, physics, artificial intelligence, and many other game fundamental components.

		Xbox, PlayStation, and Microsoft Windows via Steam	October 28, 2021
NASCAR Heat Ultimate Edition+	NASCAR Heat Ultimate Edition+ is a racing video game simulating the 2020 NASCAR season.	Nintendo Switch	November 19, 2021

KartKraft	KartKraft is a kart racing simulator, which was released in January 2022.	Microsoft Windows via Steam	January 26, 2022 (full release)

Additionally, multi-platform games for INDYCAR, BTCC and the 24 Hours of Le Mans race are currently under development, and we currently anticipate releasing games for these racing series in 2023 and 2024.

Esports Partnerships and Franchises

We recognize the growing importance and business viability of esports, especially within the racing and motorsport genres. In recognition of this importance, we manage and operate the esports platforms for numerous racing series and organizations. In 2021, we organized several esports competitions, including the DiRT Rally 2.0 World Series on the popular Codemasters game, the Winter Heat and Summer Showdown on NASCAR Heat 5, and the expansion of the 24 Hours of Le Mans Virtual event into a part of a longer annual series towards the end of the year with professional teams and real-world racing drivers. In addition, we also organized competitions to drive user engagement on our rFactor 2 platform. In 2020, we organized and facilitated e-racing series for the eNASCAR Heat Pro League (“eNHPL”), Le Mans Esports Series, 24 Hours of Le Mans Virtual, official DiRT Rally 2.0 World Championship, Official World Rallycross Esports Championship, ABB Formula E Race at Home Challenge, Race of Champions Virtual Series and Karting Series.

Our Audience and Our Community

Our majority stockholder, Motorsport Network, is a leading global motorsport and automotive digital media platform. Founded in 2015, Motorsport Network offers hundreds of millions of fans and enthusiasts around the globe an interactive experience to engage with motorsports and cars by leveraging its technology, customer intelligence and brands. Motorsport Network’s global team creates engaging, around-the-clock content and experiences for passionate fans of motorsports and the automotive industry world-wide.

Pursuant to a promotion agreement we entered into with Motorsport Network in August 2018, Motorsport Network provides us with exclusive promotion services consisting of the use of its and its affiliates’ various media platforms to promote our business, organizations, products and services in racing video games and related esports activities. Our relationship with Motorsport Network provides us access to its highly engaged, brand-loyal and affluent audience, including in the form of editorial coverage, ad stack and special organic integrations that puts us in front of this targeted audience. We believe this allows us to cultivate a passionate fanbase to engage in our offered products and services that is similar to the target audience for our racing game products, and racing esports events and platform. We also believe this audience has a passion for everything motorsport and auto-related. This promotion agreement will remain in effect until such date that Motorsport Network no longer holds at least 20% of the voting interest in Motorsport Games, at which point we anticipate being able to extend or re-negotiate the promotion agreement on reasonable terms.

We have also continued to invest in and expand our audience base through traditional marketing and sales distribution channels including Facebook, Twitter, Twitch, YouTube and other online social networks. Additionally, in 2021, we launched Traxion in beta as a platform to grow our addressable audience as a source of information and news for all things virtual racing and as a hub for esports broadcasts.

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

Our esports business generates revenues from sponsorships, advertising and media rights for events and competitions. In addition, should audience patterns continue to grow, we believe the esports business has the potential to generate incremental revenues through the further sale of media rights to the Company’s esports events and competitions, as well as merchandising and sports betting. In addition, we believe our Traxion platform, which launched in beta in the first quarter of 2021, will further help us monetize our audience through sponsorship, affiliate partnerships, and advertising revenues as we attract a large amount of traffic to our community platform.

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

From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts, as well as co-marketing from promotional partners. For example, through our partnership with NASCAR, we benefit from having access to their extensive fanbase and social and digital media audience to market our products through email marketing campaigns, coordinated social media advertising and collaborated press releases, further expanding NASCAR and racing enthusiasts’ awareness of our products. This is similar with our other partnerships with INDYCAR, Le Mans, WEC, BTCC, Formula E and others.

Additionally, 704Games is a 50/50 joint venture partner with an affiliate of Race Team Alliance (“RTA”) to develop the eNHPL. RTA is an organization consisting of 14 NASCAR Cup Series teams and supports the promotion of eNHPL events through their individual team social and digital platforms, among other things, including by cross-posting Facebook livestreams of race broadcasts, adding eNHPL specific pages on team/sponsor websites, displaying tune-in graphics and digital promotions, generating creative content with specific eNHPL drivers, supporting NASCAR Heat social and digital content, and integrating with existing partners and more. Most notable, the RTA teams include the eNHPL and NASCARHeat.com logos on the contingency space on each of their NASCAR Cup Series vehicles for a number of NASCAR events. The contingency space is located behind the front tire and in front of the car number, placing the logos in prime sponsorship space on the race car. These logos are clearly visible on the cars during televised race action and are also clearly seen in Victory Lane photos, leading to increased awareness about the eNHPL and the NASCAR Heat franchise through this unique promotional channel.

We also are able to sell directly to consumers through various digital platforms. Our products and content are available for consumers to purchase and download at their convenience directly to their video game console, PC, or mobile device through our platform partners, including Microsoft Corporation (“Microsoft”), Sony Interactive Entertainment Inc. (“Sony”), Apple Inc. (“Apple”), Nintendo Co., Ltd. (“Nintendo”), Google and Steam.

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the year ended December 31, 2021, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 28% of our total revenue.

Customer Concentration

For the year ended December 31, 2021, four customers accounted for approximately 83% of our consolidated revenues, and for the year ended December 31, 2020, three customers accounted for approximately 78% of our consolidated revenues. No other customer accounted for 10% or more of our revenues in those periods. For the year ended December 31, 2021, two customers accounted for approximately 70% of our accounts receivable, and for the year ended December 31, 2020, one customer accounted for approximately 82% of our accounts receivable. No other customer accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Digital Marketing Strategy

As part of our plan to maximize our revenues and product offerings, we utilize an audience-centric approach, by collecting audience data across all of our products, platforms, campaigns, attribution models, and analytics tools. These metrics are then turned into actionable insights for use in the development of our games and esports offerings.

We monitor audience data to improve our understanding of three key areas—consumer behavioral changes, brand perception, and location in the sales funnel—which in turn allows us to build relationships with our customers and brand partners.

We use this audience intelligence to personalize messaging, product positioning, and creatives based on user signals and their position in the sales funnel. We believe this strategy is designed to minimize ad spend waste, increase customer conversion and thereby increase our return on investment.

Strategic Licenses and Partnerships

NASCAR

We are currently party to a series of license agreements with NASCAR for worldwide rights to use the NASCAR brand. Through our acquisition of 704Games in 2018, we obtained the exclusive right, subject to certain limited exceptions, to use certain licensed rights (including the rights of certain NASCAR teams) to develop, promote, advertise, distribute, manufacture and package simulation-style video gaming products, which are NASCAR-branded video game products. These games have a stock car and/or truck racing theme relating to NASCAR-sanctioned events intended to replicate authentic NASCAR racing competition rules and structure. The limited exceptions to this exclusive right represent third-party NASCAR- branded casual games, which may incorporate some mix of core characteristics of simulation-style video gaming products provided they are utilized with additional distinguishing creative liberties which are not consistent with authentic NASCAR racing. We also have a non-exclusive right to use certain licensed rights (including the rights of certain NASCAR teams) to develop, promote, advertise, distribute, manufacture and package other NASCAR-branded driving or non-driving gaming products.

In addition, we have the exclusive right to use NASCAR-branded simulation-style video gaming products as the platform for conducting and administering esports leagues and events for NASCAR. Such exclusivity excludes esports events relating to iRacing, which is a NASCAR-sanctioned motorsport racing simulation currently available for the PC platform and designed to imitate exact NASCAR racing physics and conditions (including for certain NASCAR racing series), and certain competitive gaming events that fall outside of the exclusivity granted to us.

Our current license arrangement with NASCAR expires on December 31, 2029. The license arrangement provides for a commitment by both parties to participate in exclusive negotiations to renew the license, beginning March 1, 2028, with negotiations lasting for at least 90 days. The license arrangement also requires us to pay royalties, including certain minimum annual guarantees, on an ongoing basis to NASCAR and to meet certain product distribution, development, marketing and related milestones.

24 Hours of Le Mans

On March 15, 2019, we formed Le Mans Esports Series Limited as a joint venture between Motorsport Games and ACO with the primary purpose of carrying on the promotion of and running of an esports event business replicating races of the WEC and the 24 Hours of Le Mans race on an electronic gaming platform. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC through a separate license agreement. This license expires 10 years beginning from the date of our first release of a WEC or Le Mans race video gaming product with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. In exchange for such license, we agreed to fund up to €8,000,000 (approximately $9,060,000 USD as of December 31, 2021) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the license. Additionally, we are obligated to pay ACO an annual payment beginning from the time of the launch of the first video game product and continuing on each anniversary thereof for the term of the license. In addition, through this joint venture, we have the right to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event through certain additional license agreements. These additional license agreements, which were granted on a royalty-free basis, each expire January 25, 2031 with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. This joint venture shall continue until the earlier of the date on which the parties cease to be beneficially entitled in the aggregate to 25% or more of the equity share capital of the joint venture, the parties otherwise cease to control the affairs of the joint venture or the date of the commencement of the winding-up of the joint venture. If certain events of defaults occur, the non-defaulting party has a call option pursuant to which it can force the defaulting party to sell all (but not part) of its ownership in the joint venture in accordance with the joint venture agreement.

BTCC

On May 29, 2020, we entered into a license agreement with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to the agreement, we were granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles and mobile applications, esports series and esports events (including our esports platform). In exchange for the license, the agreement requires us to pay BARC an initial fee in two installments, the first of which was due on June 5, 2020 and the second installment of which is due upon the earlier of 60 days after the release of the products contemplated by the license or May 29, 2022. Following the initial fee, the agreement also requires us to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. The agreement shall remain in effect through December 31, 2026. However, if BARC’s agreement with the Royal Automobile Club Motor Sport Association Limited to promote the BTCC is extended, BARC shall notify us and discussions for an extension of the license agreement shall take place no later than March 31, 2026. Except in the event of termination for breach, a sell off period will begin and continue until the earlier of 180 days from such termination or December 31, 2026.

INDYCAR

On July 13, 2021, we entered into a royalty-bearing license agreement (the “INDYCAR Gaming License”) with INDYCAR LLC. Pursuant to the INDYCAR Gaming License, INDYCAR LLC licensed us to use certain licensed intellectual property (described in the INDYCAR Gaming License) for motorsports and/or racing video gaming products related to, themed as, or containing the INDYCAR SERIES. The INDYCAR Gaming License is a long-term agreement, in connection with which the parties intend to form an exclusive relationship for the development of video games to be the official video games of the INDYCAR SERIES.

In exchange for the INDYCAR Gaming License, we will pay to INDYCAR an annual development fee through the date of launch, after which INDYCAR will receive a royalty equal to a certain percentage of sales of physical and digital video gaming products, subject to certain minimum guarantees. We have agreed under the INDYCAR Gaming License to provide advertising and publicity to bring the INDYCAR SERIES racing video gaming products to the attention of as many purchasers and potential purchasers as possible.

Additionally, we and INDYCAR entered into a royalty-bearing license agreement with INDYCAR which licensed us to use certain INDYCAR intellectual property (“Licensed IP”) for motorsports and/or racing esports events related to, themed as, or containing the INDYCAR SERIES (including the rFactor 2 platform) (the “INDYCAR Esports License”). The INDYCAR Esports License is a long-term agreement, in connection with which the parties intend to form an exclusive relationship for the development of events to be the official esports events of the INDYCAR SERIES, which include the esports events related to and/or themed as or containing the Licensed IP and related features which, prior to launch, are hosted on our rFactor 2 platform and, after launch of the products, are hosted using the products.

RTA

On February 18, 2019, we formed the Racing Pro League, LLC a 50/50 partnership between our subsidiary 704Games and an affiliate of RTA, with the primary purpose to create, own and operate the eNHPL, a stock car and/or stock truck racing themed esports multiplayer competition video gaming league based on the NASCAR Heat video game series. As part of this partnership, 704Games manages day-to-day operations of the eNHPL and RTA provides certain intellectual property rights from RTA teams and supports the promotion of eNHPL events through their individual team social and digital platforms, team/sponsor websites, digital promotions, content with specific eNHPL drivers, integration with existing partners and more. This partnership shall continue until dissolved by the approval of the board of Racing Pro League, LLC and each of 704Games and RTA, as members, or as required by law.

Epic Games

On August 11, 2020, through our wholly owned subsidiary, MS Gaming Development LLC, we entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, we were granted a nonexclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for our next generation of games. In exchange for the license, the agreement requires us to pay Epic an initial license fee, royalties, support fees and supplemental license fees for additional platforms. During a two-year support period, Epic will use commercially reasonable efforts to provide us with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. The agreement is effective until terminated under the provisions of the agreement; however, pursuant to the terms of the agreement, we can only actively develop new or existing authorized products during a five-year active development period, which terminates on August 11, 2025. This Agreement was assigned from MS Gaming Development LLC to Motorsport Games Inc. on September 3, 2021.

Arrangements with Console Manufacturers

Under the terms of agreements entered into separately with Sony, Microsoft, Nintendo and their affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation, Xbox and Switch consoles, respectively. Under these agreements with Sony, Microsoft and Nintendo, we have the non-exclusive right to use, for the specified term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony, Microsoft and Nintendo (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony, Microsoft and Nintendo, such as manufacturing terms, delivery times, policies and approval conditions, are determined unilaterally, and are subject to change by the console manufacturers.

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

Product Development and Support

We develop and produce our titles using a model in which a group of creative, technical, and production professionals, including among others, designers, producers, programmers, artists, and sound engineers, in coordination with our marketing, finance, analytics, sales, and other professionals, has responsibility for the entire development and production process, including the supervision and coordination of, where appropriate, external resources. We believe this model allows us to deploy the best resources for a given task, by supplementing our internal expertise with top-quality external resources on an as-needed basis.

In addition to our experienced development team, we also rely, in part, on third-party software developers for the partial development of our titles. From time to time, we also acquire the license rights to publish and/or distribute software products. Additionally, in April 2021, we acquired Studio397, the company behind the industry leading rFactor 2 racing simulation platform, as discussed above. Following this acquisition, Studio397 continues its work on the rFactor 2 platform while also developing the physics and handling models for our other project games.

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

We compete with other publishers of virtual racing video games for console, PC, and mobile entertainment, including Codemasters and other major video game publishers and esports companies, such as Electronic Arts. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Sony, and Nintendo, compete directly with us in the development of game titles for their respective platforms, including titles in the motorsport racing genre, even though they generally cannot create branded NASCAR, Le Mans, INDYCAR or BTCC games for which we hold licenses. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers, and we must compete with them for our audience base.

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

Employees

Our business relies on our ability to attract and retain the right team to enable us to be a leading game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world. We invest heavily in hiring and retaining talented people, particularly as we grow our business. Our headcount as of December 31, 2021 was 189, of which 188 were full-time employees, including 131 developers, located primarily in the United States, the United Kingdom and the Russian Federation. None of our employees were covered by collective bargaining agreements, and we believe that relations with our employees are generally good.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players, and deliver products and services, and may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Government regulations applicable to us may negatively impact our business” of this Report for additional information. Additionally, the current and potential sanctions against Russia following their recent invasion of Ukraine could have a material adverse effect on our ability to use our Russian development staff for future game development. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Russian military action against Ukraine could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook” of this Report for additional information.

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

While most of the intellectual property we use has been created or acquired by us, we have licensed rights to certain significant proprietary intellectual property. We have also licensed rights from third parties to use certain significant marquee racing brands and related intellectual property (See, “Strategic Licenses and Partnerships”). These agreements typically limit our use of the third party’s respective intellectual property to specific uses and for specific time periods, in consideration for up-front and recurring royalty payments that are typically based upon our sales of the respective products.

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

Corporate History and Available Information

Motorsport Gaming US LLC was organized as a limited liability company on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. in connection with our IPO. Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming US LLC, Motorsport Network, converted into an aggregate of (i) 7,000,000 shares of Class A common stock of Motorsport Games Inc., which have 1 vote per share (the “MSN Initial Class A Shares”) and (ii) 7,000,000 shares of Class B common stock, which have 10 votes per share, of Motorsport Games Inc., representing all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion.

Our Internet address is www.motorsportgames.com. We make available free of charge through our website copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC maintains a website, www.sec.gov that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.

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

Risks Related to Our Financial Condition and Liquidity

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

We incurred a net loss of $33.7 million for the year ended December 31, 2021 and had negative cash flows from operations of approximately $20.9 million. As of December 31, 2021, we had an accumulated deficit of $38.0 million. We expect to continue to incur losses for the foreseeable future as we continue to incur significant expenses to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures. Additionally, we expect our expenses to continue to increase due to the additional operational and reporting costs associated with being a public company.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2021 and 2020 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of this Report and Note 1 – Business Organization in our consolidated financial statements for additional information.

Management currently believes that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. We may choose to raise additional funds during 2022 through a variety of equity and/or debt financing arrangements; however, there are currently no commitments in place for future financing and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we cannot generate sufficient revenues, reduce cost and/or secure additional financing on acceptable terms, we may be required to, among other things, alter our business strategy, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. See “—Risks Related to Our Financial Condition and Liquidity—We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all” below for additional information.

We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

We expect to continue to incur losses for the foreseeable future as we continue to incur significant expenses. Accordingly, as a result of our financial condition, we will need to engage in equity and/or debt financing arrangements to secure additional funds to continue our existing business operations and to fund our obligations. If we raise additional funds through future issuances of equity (including preferred stock) or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock, including, without limitation, in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or to borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our Class A common stock will bear the risk of any such future offerings or borrowings. Further, any future debt financing could require compliance with restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets.

There are currently no commitments in place to satisfy our future needed liquidity and capital resources and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on acceptable terms, we may be required to, among other things, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

If we are unable to satisfy our cash requirements, including from any equity and/or debt financing arrangements, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	reducing or delaying the development and launch of new products and events;
●	reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or
●	reducing other discretionary spending.

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of this Report and Note 1 – Business Organization in our consolidated financial statements for additional information.

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

Delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business, our revenues and reputation and could cause our results of operations to be materially different from expectations. This is particularly the case where we seek to release certain products in conjunction with key events, such as the beginning of a racing season or a major racing event. If we fail to release our products in a timely manner, or if we are unable to continue to improve our existing games by adding features and functionality that will encourage continued engagement with these games, our business may be negatively impacted. Moreover, if we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example as a result of the COVID-19 pandemic or the current labor supply constraints affecting many industries, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for us and others, which has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. More recently, new variants of COVID-19, such as the Omicron variant, that are significantly more contagious than previous strains, have emerged. Further, the effectiveness of approved vaccines on these new strains remains uncertain. The spread of these new strains have caused some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants. While these lockdowns have begun to be lifted, the lingering impact of COVID-19 has continued to create significant volatility throughout the global economy, such as supply chain disruptions, limited labor supplies and higher inflation, which in turn has caused constraints on consumer spending. Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including, among other things, on the U.S. economy and consumer confidence. Such impact could result in further impacts to our business and operations, such as those discussed below and elsewhere in this “Risk Factors” section.

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

Our business operations, financial performance and results of operations have been and could be further adversely affected in a number of ways, including, but not limited to, the following:

●	reduced consumer demand for our products and adverse effects on the discretionary spending patterns of our customers, including the ability of our customers to pay for our products;

●	the operations and seasons of the motorsports industry may be further altered or even canceled due to the COVID-19 pandemic, which may further affect the demand for our products and esports business;

●	further disruptions to our operations, including any additional closures of our offices and facilities, which may affect our ability to develop, market, and sell our products;

●	disruptions to the operations of our counterparties, including the physical retail, digital download online platforms, and cloud streaming services we rely on for the distribution of our products, the suppliers who manufacture our physical products and other third parties with which we partner (e.g., to market or ship our products);

●	limitations on employee resources and availability, including due to sickness, government restrictions, labor supply constraints, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

●	a continuation or worsening of general economic conditions, including increased inflation, which may adversely affect discretionary spending by consumers;

●	a fluctuation in foreign currency exchange rates, which could impact our operations in the United Kingdom and Russia, or interest rates could result from market uncertainties; and

●	an increase in the cost or the difficulty of obtaining debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

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

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, business partners and others. Further, key personnel could contract COVID-19, hindering their availability and productivity.

Any of the foregoing could adversely affect our business operations, financial performance and results of operations. The potential effects of COVID-19 may also impact and potentially heighten many of our other risk factors discussed in this “Risk Factors” section. The degree to which the ongoing and prolonged COVID-19 pandemic impacts our operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; and how quickly and to what extent normal economic and operating conditions can resume.

Declines in consumer spending and other adverse changes in economic, market and geopolitical conditions could have a material adverse effect on our business, financial condition and operating results.

Our business is subject to economic, market and geopolitical conditions, which are beyond our control. In particular, our product purchases are predominately driven by discretionary spending by consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic, market and geopolitical conditions, such as a prolonged U.S. or international general economic downturn, whether or not caused by the COVID-19 pandemic or geopolitical issues, including the recent Russian invasion of Ukraine, could result in periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, which would also reduce consumer spending. Reduced consumer spending may in the future result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. As a result of the COVID-19 pandemic, our counterparty credit risk may be particularly exacerbated, as certain of our counterparties may face financial difficulties in paying owed amounts on a timely basis or at all. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, costs associated with developing and publishing our products, the cost and availability of sources of financing, and our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

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

The video game and esports industries have generally been dominated by a select few “hit” game titles. Accordingly, the success of our esports events will be closely linked to the quality and popularity of the games we publish or support for our esports events. Further, if we are unable to produce engaging and popular games, we may fail to sell the expected number of console games, meet our target install number for our mobile games, attract sufficient numbers of gamers to participate in our esports events attract a growing audience for our live esports streams, all of which may have a material and adverse impact on our results of operations and financial conditions.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are responsible for a disproportionately high percentage of our profits. For example, revenues associated with our NASCAR franchise accounted for approximately 88% and 98% of our total revenue for the years ended December 31, 2021 and 2020 respectively. In the future, we expect this trend to continue with a relatively limited number of franchises producing a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Most of our products and services are based on or incorporate intellectual property owned by others. For example, we have obtained an exclusive license for our NASCAR racing video games and related-esports franchise (subject to certain limited exceptions), as well as licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race, the WEC and INDYCAR. Additionally, through a series of joint ventures and other agreements with various racing series, we own exclusive rights to operate various esports tournaments and leagues, including the Le Mans Esports tournament and the eNHPL. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. Competition for these licenses also may increase minimum guarantees and royalty rates payable to licensors and developers, which could significantly increase our costs and reduce our profitability.

The importance of retail sales to our business exposes us to the risks of that business model.

While our customer base is increasingly purchasing our games as digital downloads, retail sales will remain important to our business. These physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). The loss of, or a significant reduction in sales by, any of these retailers could have adverse consequences to our business and results of operations.

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

As discussed above, our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers, consumer electronics stores, discount warehouses, game specialty stores and other online retail stores. We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the year ended December 31, 2021, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 28% of our total revenue. This concentration of sales to a single distribution partner could lead to a disruption to our business if this partner significantly reduces its purchases or ceases to offer our products. We also could be more vulnerable to collection risk if this partner experiences a deterioration of its business or declares bankruptcy. Having a significant portion of our retail sales concentrated through a single distribution partner could also reduce our negotiating leverage. Accordingly, if we are unable to negotiate favorable terms with our existing or future distribution partners, our business and results of operations could be adversely affected.

Our current and future digital entertainment and community platforms are dependent on our ability to provide interesting and useful high-quality content and experiences.

The quality of the content on our current and future digital entertainment and community platforms is critical to the success of such platforms. In order to attract and retain users, we must offer interesting and high-quality content and user experiences. Further, we must remain sensitive and responsive to evolving user preferences and offer content and experiences that appeal to our users. If we are unable to generate quality content and user experiences satisfactory to our users, we may suffer from reduced user traffic, which could negatively impact our business.

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

Consumers are increasingly using their mobile devices for entertainment, including for playing mobile games. As a result, our future success depends in part on our ability to develop and publish mobile games that consumers will download and spend time and money playing. We must continue to invest resources in research and development, technology, analytics and marketing to introduce new mobile games and continue to update existing mobile games. The of success of our mobile games may be affected by unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download and maintain on their devices, competing gaming and non-gaming related applications and new mobile platforms. Even if our mobile games are widely downloaded, we may fail to retain users or optimize the monetization of these games. This may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features, differences in user demographics and purchasing power, or our failure to effectively respond and adapt to changing user preferences through game updates.

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

Furthermore, as there are relatively low barriers to entry to developing mobile or online free-to-play or other casual games, we expect new competitors to enter the market and existing competitors to allocate more resources to developing and marketing competing games and applications. We compete, or may compete, with a vast number of small companies and individuals who are able to create and launch casual games and other content using relatively limited resources and with relatively limited start-up time or expertise. Competition for the attention of consumers on mobile devices is intense, as the number of applications on mobile devices has been increasing dramatically, which, in turn, has required increased marketing to garner consumer awareness and attention. This increased competition could negatively impact our business. In addition, a continuing industry shift to free-to-play games could result in a reprioritization of our other products by traditional retailers and distributors.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. In particular, our esports business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports and amateur online gaming competitions is relatively new and rapidly developing and is subject to significant challenges. Our business relies upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such community, including, for example, through tournament fees, subscriptions for our esports gaming services, and advertising and sponsorship opportunities. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the esports gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve. We cannot assure you that we will succeed in any of these aspects or that the esports gaming industry will continue to grow as rapidly as it has in the past.

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

Certain of our gaming products are subject to ratings by the Entertainment Software Rating Board (the “ESRB”), a self-regulatory body based in the United States that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity, or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (IARC) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if one of our games is “re-rated” for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

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

We depend in part on Internet search engines such as Google, Bing and Yahoo!, as well as social networking sites such as Facebook to drive traffic to our websites. Our ability to maintain and increase the number of visitors directed to our websites is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

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

Our brands, reputation, and ability to attract gamers or visitors depend on the reliable performance of our games, website and the supporting systems, technology and infrastructure. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, could affect the availability of our inventory on our website and prevent or inhibit the ability of customers to access our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

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

We are actively investing to capitalize on new trends (e.g., tracking and experimenting with other casual gaming formats, such as a “match three” mobile game, adopted for our audience) to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred in developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.

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

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the U.S. and in certain locations outside the U.S. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works. Enforcement of our intellectual property rights to certain trademarks and service marks, such as NASCAR, the BTCC, INDYCAR and/or Le Mans, will require reliance on enforcement efforts of third parties.

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

Attracting players in international markets is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. Additionally, we currently have operations in the United Kingdom, Russia, Australia, and the Netherlands and may seek to further expand our international operations. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

●	the inability to offer certain games in certain foreign countries;

●	recruiting and retaining talented and capable management and employees in foreign countries;

●	challenges caused by distance, language and cultural differences;

●	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

●	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of local player preferences;

●	utilizing, protecting, defending and enforcing our intellectual property rights;

●	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

●	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

●	implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;

●	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection, including, but not limited to, the United States Federal Trade Commission Act, various state consumer protection and video game control laws, and the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under;

●	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act in the United States and the Bribery Act 2010 in the United Kingdom;

●	credit risk and higher levels of payment fraud;

●	currency exchange rate fluctuations;

●	protectionist laws and business practices that favor local businesses in some countries;

●	potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;

●	political, economic and social instability, including acts of war, such as the recent Russian invasion of Ukraine;

●	public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;
●	work stoppages or other changes in labor conditions;

●	higher costs associated with doing business internationally; and
●	trade and tariff restrictions.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the United States. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly, in particular due to the recent Russian invasion of Ukraine, as well as continued sanctions against Russia. We cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition and results of operations.

Russian military action against Ukraine could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

On February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region is likely. Impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the United States and other nations against officials, individuals, regions, and industries in Russia, Ukraine, and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations.

The current and potential sanctions against Russia could have a material adverse effect on our ability to use our Russian development staff for future game development. A significant portion of our development staff is based in Russia. Such international sanctions and potential responses to such sanctions, including those that may limit or restrict our ability to transfer funds into Russia to pay for such development services or any frozen or lost funds, could significantly affect our ability to pay our developers based in Russia. In such event, we would have to look to alternative development arrangements, which may delay our ability to release future game titles.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit our ability to otherwise react to rapid foreign currency devaluations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly, in particular due to the recent Russian invasion of Ukraine, as well as continued and any new sanctions against Russia. While we cannot predict with precision the effect of future exchange-rate fluctuations, any significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

We have no way to predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

The exit by the United Kingdom from the European Union could harm our business, financial condition and results of operations.

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”) and entered into a transition period in which the United Kingdom and the European Union were negotiating their future relationship, including the terms of trade between the United Kingdom and the European Union. On December 24, 2020, an agreement was reached between the United Kingdom and the European Union in relation to their future relationship in certain areas, which included a new trade and cooperation agreement relating principally to the free trade in goods (the “Trade and Cooperation Agreement”). While the Trade and Cooperation Agreement provides some clarity with respect to the free trade in goods between the United Kingdom and the European Union, there remain uncertainties related to the stability and effects of the new relationship.

The announcement of Brexit caused (and the post-transition period relationship between the United Kingdom and the European Union is expected to cause in the future) significant volatility in global stock markets and significant fluctuations in foreign currency exchange rates, which will affect our financial results as we report in U.S. dollars. The announcement of Brexit also created (and the post-transition period relationship between the United Kingdom and the European Union may create in the future) global economic uncertainty, which may cause our customers to reduce the amount of money they spend on our games and products. The post-transition period relationship between the United Kingdom and the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our United Kingdom operations and relationships with existing and future customers and players, suppliers, business partners and employees. Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition and/or results of operations.

Catastrophic events may disrupt our business.

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, such as the COVID-19 pandemic, failed upgrades of existing systems or migrations to new systems, acts of terrorism, acts of war, including the recent Russian invasion of Ukraine, geopolitical and social turmoil or other events could cause outages, disruptions and/or degradations of our infrastructure, including our or our partners’ information technology and network systems, a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, suppliers, business partners and others could also be affected, which may prevent us from executing our business strategies or cause a decrease in consumer demand for our products and services. System redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or an inability to conduct normal business operations could also prevent access to our products, services or online platforms selling our products and services, cause delays or interruptions in our product or live services offerings, allow breaches of data security or result in the loss of critical data. For example, several of our key locations have experienced temporary closures as a result of the COVID-19 pandemic. Additionally, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. An event that results in the disruption or degradation of any of our critical business functions or information technology systems and harms our ability to conduct normal business operations or causes a decrease in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.

Risks Related to Our Relationship with Motorsport Network

Motorsport Network controls more than a majority of our Class A common stock and Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

Motorsport Network currently owns all of the shares of our Class B common stock and 7,000,000 shares of our Class A common stock, which together represents approximately 94.3% of the combined voting power of both classes of our common stock as of March 28, 2022. Our Class B common stock has ten times the voting power of our Class A common stock. As long as Motorsport Network continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Motorsport Network were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Motorsport Network or its affiliates relinquish beneficial ownership of any of the MSN Initial Class A Shares at any time, one share of Class B common stock held by Motorsport Network will be cancelled for each such MSN Initial Class A Share no longer beneficially owned by Motorsport Network or its affiliates. If, however, Motorsport Network does not dispose of its MSN Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

Motorsport Network is a one of the leading global motorsport and automotive data-driven digital platforms that owns and operates a unique collection of digital media motorsport and automotive brands. We rely, in part, on Motorsport Network to provide digital access to this audience to market, communicate and engage with users regarding our product offerings and services. Pursuant to a promotion agreement we entered into with Motorsport Network in August 2018, Motorsport Network provides us with exclusive promotion services consisting of the use of its and its affiliates’ various media platforms to promote our business, organizations, products and services in the racing video game market and related esports activities. The promotion agreement will remain in effect until such date that Motorsport Network no longer holds at least 20% of the voting interest in Motorsport Games. If this occurs, we cannot assure you that we will continue to have access to Motorsport Network’s digital audience in the future. In the event that we no longer have access to Motorsport Network’s digital audience, our business, results of operations and financial conditions could be adversely affected.

If Motorsport Network sells a controlling interest in our Company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our Class A common stock. Further, we may become subject to the control of a presently unknown third party in such instance or in the event Motorsport Network pledges a controlling interest in our Company that is foreclosed upon.

Motorsport Network has the ability, should it choose to do so, to sell some or all of its shares of our Class A common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our Company. The ability of Motorsport Network to privately sell its shares of our Class A common stock, with no requirement for a concurrent offer to be made to acquire all of the outstanding shares of our Class A common stock, could prevent you from realizing any change-of-control premium on your shares of our Class A common stock that may otherwise accrue to Motorsport Network on its private sale of our Class A common stock. Additionally, if Motorsport Network either privately sells a controlling interest in our Company, or pledges such shares in the future and secured parties foreclose on the shares, then we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Motorsport Network sells a controlling interest in our Company to a third party, any outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

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

Motorsports Games was formed and started operating in August 2018 in connection with the acquisition by Motorsport Games of a controlling interest in 704Games. As such, Motorsports Games does not have a long history operating as a commercial company. Due to this and other factors, our operating results are not predictable, and our historical results may not be indicative of our future results. We believe that our ability to grow our business will depend on many risks and uncertainties, including our ability to:

●	increase the number of players of our games;

●	continue developing innovative technologies, tournaments and competitions in response to shifting demand in esports and online gaming;

●	develop new sources of revenues;

●	expand our brand awareness; or

●	further improve the quality of our product offerings, features and complementary products and services, and introduce high-quality new products, services and features.

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

Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses we identified relate to (i) the documentation of significant accounting positions, estimates and conclusions that were not contemporaneously formalized and reviewed independently of the preparer, (ii) the segregation of duties and (iii) the failure to design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities. We have taken steps toward remediating these material weaknesses, which to date have included: (1) the hiring of additional qualified finance and accounting personnel, including the hiring of a new Chief Financial Officer with SEC reporting experience; (2) the implementation of formal policies, procedures and controls, training on standards of documentary evidence, as well as implementation of controls designed to ensure the reliability of critical spreadsheets and system generated reports from NetSuite, the enterprise resource planning system that the Company implemented in 2020; and (3) the documenting and evaluating of business processes and controls, as well as progressing towards readiness to test controls for operating effectiveness.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and the share price of our Class A common stock may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. See Part II, Item 9A – “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” of this Report for further information on material weaknesses and our remediation plans.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in our board of directors or management including, but not limited to::

●	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

●	creating a classified board of directors;

●	prohibiting cumulative voting in the election of directors;

●	permitting our board of directors to issue preferred stock without stockholder approval; and

●	reflecting two classes of common stock, as discussed above.

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

The trading price of our Class A common stock is likely to be volatile due several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include:

●	changes to our industry, including demand and regulations;

●	our ability to compete successfully against current and future competitors;

●	our ability to develop and launch consumer-preferred electronic racing games and esports events;

●	competitive pricing pressures;

●	our ability to obtain liquidity to fund our operations and other working capital financing as required;

●	additions or departures of key personnel;

●	sales of our Class A common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	our loss of any strategic relationship, sponsor or licensor;

●	any major change in our management;

●	changes in accounting standards, procedures, guidelines, interpretations or principles; and

●	economic, geopolitical and other external factors.

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

As an Exchange Act reporting company, we are subject to certain ongoing reporting requirements. Compliance with these requirements will increase our compliance costs, make some activities more difficult, time-consuming or costly and increase demands on our resources. The requirements may also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified officers. Moreover, as a result of the disclosure of information in the public filings we make, our business operations, operating results and financial condition will become more visible, including to competitors and other third parties.

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

We are subject to a requirement, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to conduct an annual review and evaluation of our internal control over financial reporting and furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting each fiscal year. However, for as long as we are an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be evaluated frequently. Establishing and maintaining these internal controls will be costly and may divert management’s attention.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Miami, Florida and currently consists of approximately 2,000 square feet of space under a lease that terminates on March 31, 2022 in connection with the commencement of a new lease on April 1, 2022. Under the new lease, which expires March 31, 2027, our corporate headquarters will move to a new location in Miami, Florida and will consist of approximately 8,200 square feet of office space. See Note 9 - Related Party Transactions, and Note 16 – Subsequent Events in our consolidated financial statements for additional information.

We also lease offices in Orlando, Florida, Charlotte, North Carolina, Silverstone, England, Moscow, Russia and Melbourne, Australia. We believe that we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We are involved in various routine legal proceedings incidental to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of our income for that particular period. See Note 12 – Commitments and Contingencies – Litigation in our consolidated financial statements for additional information.

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

Holders

As of March 30, 2022, there were approximately 7 holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

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

As of December 31, 2021, we have used $49,326,672 of the net proceeds from our IPO, including (i) approximately $12,967,000 for the repayment of a the outstanding amount due under our promissory note entered into with Motorsport Network, our majority stockholder; (ii) approximately $19,831,600 in connection with the acquisitions of Studio397, KartKraft and 704Games; (iii) $12,826,578 for working capital and general corporate purposes; (iv) $754,302 in capital expenditures; and (v) $2,947,192 in IPO-related expenses and bonuses.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended December 31, 2021 and 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report, including in the “Business” section and “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or the consolidated financial statements and related notes.

Our Business

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), INDYCAR, the British Touring Car Championship (the “BTCC”) and others. Our portfolio is comprised of some the most prestigious motorsport leagues and events in the world. Further, in 2021, we acquired the KartKraft karting simulation game as well as Studio397 and their rFactor 2 realistic racing simulator, adding both games to our portfolio.

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content (sometimes known as “games-as-a-service”). For fiscal years 2021 and 2020, substantially all of our revenue was generated from sales of our NASCAR racing video games.

COVID-19 Pandemic Update

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for us and others, which has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. In late fiscal 2020 and throughout fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions where we operate and began to be administered, and we saw some loosening of government-mandated COVID-19 restrictions in certain locations, such as the United States, in response to improved COVID-19 infection levels. More recently, new variants of COVID-19, such as the Omicron variant, that are significantly more contagious than previous strains, have emerged. Further, the effectiveness of approved vaccines on these new strains remains uncertain. The spread of these new strains have caused some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants. While these lockdowns have begun to be lifted, the lingering impact of COVID-19 has continued to create significant volatility throughout the global economy, such as supply chain disruptions, limited labor supplies and higher inflation, which in turn has caused constraints on consumer spending.

As a result of the ongoing and prolonged COVID-19 pandemic, including the related responses from government authorities, our business and operations have been impacted, including the temporary closures of our offices in Miami, Florida, Silverstone, England, and Moscow, Russia, which has resulted in many of our employees working remotely. During the initial COVID-19 outbreak in 2020, demand for our games generally increased, which we believe was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there was a significant increase in viewership of our esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as we were able to attract many of the top “real world” motorsport stars to compete. Conversely, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic and its variants, which has negatively impacted the sales of our products from such retailers. Additionally, in our esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the cancellation or postponement of certain events to later dates or shifting events from an in-person format to online only. The emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty during 2022 and could result in further impacts to our business and operations Refer to the section entitled “Risk Factors” in Part I, Item 1A of this Report for further information.

Although we do not currently expect the COVID-19 pandemic to have a material impact on our future business and operations, we will continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, suppliers, business partners and others. The degree to which the ongoing and prolonged COVID-19 pandemic impacts our operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; and how quickly and to what extent normal economic and operating conditions can resume.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity and the market price of our Class A common stock due to the ongoing and prolonged COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of this Report.

Recent Developments

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

Amendment to Joint Venture Agreement with ACO

On January 25, 2021, we entered into an amendment to our joint venture agreement with Automobile Club de l’Ouest (“ACO”) with respect to Le Mans Esports Series Limited. Pursuant to the amendment, we increased our ownership interest in the joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the amendment, we secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, we agreed to fund up to €8,000,000 (approximately $9,060,000 USD as of December 31, 2021) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

KartKraft Acquisition

On March 19, 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 was transferred to an escrow account, which was released in September 2021 on the 6-month anniversary of closing. Through this acquisition, we entered the simulated kart-racing space and formed Motorsport Games Australia to support the Black Delta development team.

Acquisitions of 704Games Common Stock

On April 16, 2021, we closed the transactions contemplated by each of: (i) the share exchange agreement with PlayFast Games, LLC, a North Carolina limited liability (“PlayFast”), dated as of March 11, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “PlayFast Exchange Agreement”); and (ii) the share exchange agreement with Ascend FS, Inc., a British Columbia corporation (“Ascend”), dated as of March 14, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “Ascend Exchange Agreement”). As a result, we acquired all of the remaining equity interests in 704Games Company (“704Games”).

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

Pursuant to the PlayFast Exchange Agreement and the Ascend Exchange Agreement, we and the other defendants, without admitting any liability by any party, were released from all claims that Ascend or PlayFast could allege or assert against us as minority stockholders of 704Games. Pursuant to the Ascend Exchange Agreement, the derivative legal action previously commenced by Ascend was dismissed with prejudice on April 25, 2021. See Note 12 – Commitments and Contingencies – Litigation in our consolidated financial statements for additional information

Acquisition of Studio397

On April 20, 2021, we closed the transactions contemplated by the share purchase agreement dated April 1, 2021 with Luminis International BV (“Luminis”) and Technology In Business B.V. (“TIB”) pursuant to which we purchased from TIB 100% of the share capital of Studio397. The purchase price for the shares was $16,000,000, discounted to $15,911,781, payable in two installments, as follows: $12,800,000 at closing and $3,200,000 on the one-year anniversary of closing. See Note 3 – Acquisitions – Studio397 in our consolidated financial statements for additional information.

INDYCAR

On July 13, 2021, we entered into certain license agreements with INDYCAR LLC to use certain licensed intellectual property for motorsports and/or racing video gaming products and esports events related to, themed as, or containing the INDYCAR SERIES. The license agreements are long-term agreements, in connection with which the parties intend to form an exclusive relationship for the development of video games and events to be the official video games and esports events of the INDYCAR SERIES.

In exchange for the gaming license, we will pay to INDYCAR LLC an annual development fee through the date of launch, after which INDYCAR LLC will receive a royalty equal to a certain percentage of sales of physical and digital video gaming products, subject to certain minimum guarantees. In exchange for the esports license, we will pay to INDYCAR LLC, on an annual basis, a royalty equal to a certain percentage of the net revenue (as defined in the esports license agreement) derived from or in connection with the events during the previous calendar year.

Product Releases

NASCAR 21: Ignition released on October 28, 2021, complete with official drivers, teams and tracks from the 2021 NASCAR Cup Series season. The Unreal Engine and rFactor 2 physics engine power NASCAR 21: Ignition, giving it a more authentic presentation, driving experience, immersive gameplay, dynamic artificial intelligence (AI) and stunning visuals. The newest installment in the officially licensed NASCAR gaming franchise is available for PlayStation and Xbox consoles and for PC through the Steam store.

NASCAR Heat Ultimate Edition+ released on November 19, 2021 and brings the first ever NASCAR title to Nintendo Switch. NASCAR Heat Ultimate Edition+, the official video game of the 2020 NASCAR season, puts players behind the wheel and challenges them to become the NASCAR Cup Series champion. The game features the 2020 official teams, drivers, cars and schedule from the three NASCAR National Series as well as the Xtreme Dirt Tour, racing on 39 authentic tracks. Ultimate Edition+ includes everything in NASCAR Heat 5 Ultimate Edition, plus the 2021 NASCAR Cup Series Cars Roster and 2021 primary paint schemes.

On January 26, 2022, we officially launched KartKraft, which was previously in ‘Early Access’ mode since November of 2018. This marks the full release of the KartKraft kart racing simulator, bringing new features for fans to enjoy and is available for PC through the Steam store.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR products have historically accounted for the majority of our revenue. As discussed above, most recently we released: (i) our next generation NASCAR console/PC game, NASCAR 21: Ignition, on October 28, 2021; (ii) NASCAR Heat Ultimate Edition+ on Nintendo Switch on November 19, 2021, the first-ever NASCAR title to come to Nintendo Switch; and (iii) the full release of the KartKraft kart racing simulator on January 26, 2022 for the PC. Additionally, in May 2020 and January 2021, respectively, we obtained the exclusive licenses to develop multi-platform games for the BTCC and the WEC series, including the iconic 24 hours of Le Mans race, and in July 2021, we obtained the license to develop multi-platform games for INDYCAR. The INDYCAR, BTCC and Le Mans games are currently under development, and we currently anticipate releasing games for these racing series in 2023 and 2024. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the years ended December 31, 2021 and 2020, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 28% and 30% of our total revenue for the year ended December 31, 2021 and 2020, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of this Report for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the ongoing and prolonged COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, increased inflation, supply chain constraints, labor supply issues, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time, particularly due to the emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people. For example, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. “See COVID-19 Pandemic Update” for additional information regarding the impact of COVID-19 on our business and operations.

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 47% and 51% of our total revenue for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the sale of products for Microsoft Windows via Steam comprised approximately 11% and 5% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 5% and 8% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those recently released by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the years ended December 31, 2021 and 2020, approximately 61% and 56%, respectively, of our revenue from sales of video games for game consoles was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which has been heightened during the COVID-19 outbreak. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2021, we organized several esports competitions, including the DiRT Rally 2.0 World Series on the popular Codemasters game, the Winter Heat and Summer Showdown on NASCAR Heat 5, and the expansion of the 24 Hours of Le Mans Virtual event into a part of a longer annual series towards the end of the year with professional teams and real-world racing drivers. In addition, we also organized competitions to drive user engagement on our rFactor 2 platform. For 2021, our esports events had cumulative total viewership of approximately 1.5 million views with approximately 3.8 million minutes watched. Subsequently, in the first quarter of 2022, we announced our viewership figures for the 2021-22 Le Mans Virtual Series, which reached 7 million views and registered cumulated television and digital audience figures of more than 81 million through its 5-month season.

Technological Infrastructure

As our digital business has grown, our games and services increasingly depend on the reliability, availability and security of our technological infrastructure. We are investing and expect to continue to invest in technology, hardware and software to support our games and services, including with respect to security protections. Our industry is prone to, and our systems and networks are subject to, cyberattacks, computer viruses, worms, phishing attacks, malicious software programs, and other information security incidents that seek to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets. As a result, we continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. See “Risks Related to Our Business and Industry—We may experience security breaches and cyber threats” in Part I, Item 1A of this Report for additional information.

Rapidly Changing Industry

We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete. For example, the global adoption of portable and mobile gaming devices has led to significant growth in portable and mobile gaming, which we believe is a continuing trend. Accordingly, in conjunction with the launch of our next generation NASCAR console/PC game, NASCAR 21: Ignition, we launched an updated NASCAR Heat Ultimate Edition+ on Nintendo Switch in the fourth quarter of 2021. Given the recent popularity and fast growing nature of the branded casual game experience, we also plan to introduce a slate of NASCAR branded casual gaming options for mobile devices, starting with the officially licensed NASCAR “match three” game in 2022.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchise (currently NASCAR) for game consoles, PC and mobile platforms. We deem this recurring because many existing game owners purchase annual updates, which includes updated drivers, liveries and cars as they are released. We have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

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

Components of Our Results of Operations

Revenues

We have historically derived substantially all of our revenue from sales of our games and related extra content that can be played by customers on a variety of platforms, including game consoles, mobile phones, PCs and tablets. Starting in 2019, we began generating sponsorship revenues from our production of live and virtual esports events.

Our product and service offerings included within the Gaming segment primarily include, but are not limited to, full PC, console and mobile games with both online and offline functionality, which generally include:

●	the initial game delivered digitally or via physical disk at the time of sale, which also typically provides access to offline core game content; and
●	updates to previously-released games on a when-and-if-available basis, such as software patches or updates, and/or additional content to be delivered in the future, both paid and free.

Our product and service offerings included within the esports segment relate primarily to curating esports events.

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses attributable to our license arrangement with NASCAR and certain other third-parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Cost of revenues for our esports segment consists primarily of the cost of event staffing and event production.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal audit and compliance fees, facilities, and other external general and administrative services.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of definite lived intangible assets acquired through our various acquisitions.

Results of Operations

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Revenue

	For the Year Ended December 31,
	2021	2020
Revenues:
Gaming	$14,267,735	$18,745,166
Esports	807,795	300,363
Total Segment and Consolidated Revenues	$15,075,530	$19,045,529

For the year ended December 31, 2021, revenues from our Gaming segment decreased by $4,477,431, or 24%, to $14,267,735 from $18,745,166 for the year ended December 31, 2020. The decrease in revenues compared to the 2020 period was primarily due to a $4,430,061 reduction in our NASCAR series game title sales. The reduction is primarily due to lower demand for our NASCAR 21: Ignition video game compared to the NASCAR Heat 5 video game. In addition, there were fewer months to generate revenue from NASCAR 21: Ignition, due to it being released in October 2021 compared to July 2020 for our NASCAR Heat 5 video game.

For the year ended December 31, 2021, revenues from our esports segment increased by $507,432, or 169%, to $807,795 from $300,363 for the year ended December 31, 2020. The increase was primarily due to an increase in sponsorship and events revenues from Le Mans Esports Series Ltd. being consolidated following our increase in ownership interest from 49% to 51% in early 2021, whereas it had previously been reflected as earnings from equity method investments.

Cost of Revenues

	For the Year Ended December 31,
	2021	2020
Cost of Revenues:
Gaming	$7,041,579	$6,306,581
Esports	487,576	289,291
Total Segment and Consolidated Cost of Revenues	$7,529,155	$6,595,872

For the year ended December 31, 2021, cost of revenues from our Gaming segment increased by $734,998, or 12%, to $7,041,579 from $6,306,581 for the year ended December 31, 2020. The increase was primarily due to a $854,178 increase in amortization of intangible assets driven by the acquisition and addition of intangible assets as a result of our 2021 acquisitions of Studio397 and KartKraft, and a $222,466 increase in royalties on our licensing agreements as result of sales occurring in 2021 that were subject to the terms of the licensing arrangements. The increase was partially offset by $243,379 in reduced direct marketing fees and $170,483 in reduced physical disk production costs due to lower retail unit sales.

For the year ended December 31, 2021, cost of revenues from our esports segment increased by $198,285, or 69%, to $487,576 from $289,291 for the year ended December 31, 2020. The change was primarily due to an increase of approximately $223,000 in prize money expense for our 2021 Le Mans Virtual Series Virtual, DiRT Rally 2.0 World Series, GT Pro, and Ultimate Summer Showdown events.

Gross Profit

	For the Year Ended December 31,		For the Year Ended December 31,
	2021	% of Revenues	2020	% of Revenues
Gross Profit:
Gaming	$7,226,156	51%	$12,438,585	66%
Esports	320,219	40%	11,072	4%
Total Segment and Consolidated Gross Profit	$7,546,375	50%	$12,449,657	65%

For the year ended December 31, 2021, gross profit from our Gaming segment decreased by $5,212,429, or 42%, to $7,226,156 from $12,438,585 for the year ended December 31, 2020. Gross profit margin as a percentage of revenues was 50% and 65%, a decrease of 15 percentage points, for December 31, 2021 and 2020, respectively. The decrease in gross profit was primarily due to a reduction in the number of game sales, as well as a higher proportionate cost of revenues driven by increased amortization and royalty expenses associated with our new licensing agreements.

For the year ended December 31, 2021, gross profit from our esports segment increased by $309,147, to $320,219 from $11,072 for the year ended December 31, 2020. The increase was primarily due to revenues from Le Mans Esports Series Ltd being consolidated following our increase in ownership interest from 49% to 51% in early 2021, whereas it had previously been reflected as earnings from equity method investments. This was partially offset by an increase in prize money expense of approximately $223,000.

Sales and Marketing

For the year ended December 31, 2021, sales and marketing expenses increased by $3,073,557, or 90%, to $6,475,867 from $3,402,310 for the year ended December 31, 2020. The increase in sales and marketing expenses was driven primarily by increased product support of $1,585,425 for our NASCAR branded products, Traxion.gg Community and rFactor 2 platform. In addition, sales and marketing payroll expenses increased by $855,959 due to the Company increasing its marketing function to support future game releases.

Development

For the year ended December 31, 2021, development expenses increased by $4,972,525, or 107%, to $9,621,712 from $4,649,187 for the year ended December 31, 2020. The increase in development expense was primarily due to a $4,379,615 increase in developments expenses required to support the development and launch of the new NASCAR titles and the ongoing development of KartKraft and BTCC games, as well as the rFactor 2 platform.

General and Administrative

For the year ended December 31, 2021, general and administrative expenses increased by $21,042,715, or 485%, to $25,378,149 from $4,335,434 for the year ended December 31, 2020. The increase was primarily attributable to $9,500,265 in non-cash compensation expense and approximately $5,022,500 in IPO and acquisition related expenses. In addition, insurance expense increased $2,378,792 in 2021, primarily as a result of public company directors’ and officers’ insurance premium costs, and payroll expense increased by $3,131,057, as staff and supporting operations were expanded to increase our product portfolio and revenue streams.

Depreciation and Amortization

For the year ended December 31, 2021, depreciation and amortization expenses increased by $218,613, or 355%, to $280,192 from $61,579 for the year ended December 31, 2020. The change was primarily due to an increase in capitalized fixed assets as a result of our continuing expansion.

Loss on Impairment of Indefinite-Lived Intangible Assets

Loss on impairment of indefinite-lived intangible assets was $317,113 for the year ended December 31, 2021 compared to $0 for the year ended December 31, 2020. The loss on impairment in 2021 relates to the rFactor 2 trade name, which was assessed for impairment due to brand specific results being less than expected. The change in the weighted cost of capital applied when determining the fair value of the trade name is the primary contributor to the calculated impairment loss.

Interest Expense

For the year ended December 31, 2021, interest expense decreased by $213,342, or 30%, to $504,156 from $717,498 for the year ended December 31, 2020. The decrease in interest expense is primarily due to paying down the related-party promissory note due to Motorsport Network during the first and second quarters of 2021. This was partially offset by an increase in non-cash interest for accretion of the INDYCAR license liability.

The $717,498 of interest expense for the year ended December 31, 2020 was primarily for interest charged on the promissory note entered into with Motorsport Network.

Gain (Loss) Attributable to Equity Method Investment

For the year ended December 31, 2021, the gain attributable to equity method investment increased by $1,441,629, or 2,036%, to a gain of $1,370,837 from a loss of $70,792 for the year ended December 31, 2020. The increase was primarily due to a gain on the equity investment from the purchase of additional equity interest in Le Mans Esports Series Ltd.

Other Income (Expense), net

For the year ended December 31, 2021, other income (expense), net increased by $152,057, or 141.7%, to an expense of $44,768 from income of $107,289 for the year ended December 31, 2020. The change was primarily due to foreign currency losses of $222,483 recorded during 2021 that did not exist in 2020, partially offset by $45,886 in higher rental income from the sub-lease of our Charlotte, NC office space for a full year in 2021.

Net Income (Loss) Attributable to Non-Controlling Interest

For the year ended December 31, 2021, the loss attributable to the non-controlling interest decreased by $1,619,547, or 150%, to a loss of $542,754 as compared to a gain of $1,076,793 for the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity

Since our inception and prior to our IPO, we financed our operations primarily through advances from Motorsport Network, which were subsequently incorporated into a line of credit provided by Motorsport Network pursuant to a promissory note, as described below.

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

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2021	2020

Cash and Cash Equivalents	$17,819,640	$3,990,532
Working Capital (Deficiency)	$16,024,590	$(4,441,367)

Additionally, we incurred a net loss of $33.7 million for the year ended December 31, 2021 and had negative cash flows from operations of approximately $20.9 million. As of December 31, 2021, we had an accumulated deficit of $38.0 million. We expect to continue to incur losses for the foreseeable future as we continue to incur significant expenses. Accordingly, we do not believe that our existing cash on hand will be sufficient to fund our operations for at least the next 12 months.

Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures. The adequacy of our available funds generally depends on many factors, including our ability to successfully develop consumer-preferred new products or enhancements to our existing products, continued development and expansion of our esports platform and our ability to enter into collaborations with other companies and/or acquire other companies or technologies to enhance or complement our product and service offerings.

We do not believe that our existing cash on hand will be sufficient to fund our operations for at least the next 12 months. We may choose to raise additional funds during 2022 through a variety of equity and/or debt financing arrangements, as well as by focusing on cost reduction actions. While we expect to generate additional liquidity through consummating equity and/or debt financings, as well as through cost control initiatives, if our sales continue to decline, there can be no assurances that such actions will provide us with sufficient liquidity to meet our cash requirements as, among other things, our liquidity can be impacted by a number of factors, including our level of sales, costs and expenditures, as well as accounts receivable and inventory.

There are currently no commitments in place to satisfy our future needed liquidity and capital resources and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on acceptable terms, we may be required to, among other things, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

If we are unable to satisfy our cash requirements from the sources identified above, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	reducing or delaying the development and launch of new products and events;
●	reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or
●	reducing other discretionary spending.

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital.

Even if we do secure additional financing, if our anticipated level of revenues are not achieved because of, for example, less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in currency; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity may continue to be insufficient to satisfy our future capital requirements.

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

Cash Flows From Operating Activities

Net cash (used in) provided by operating activities for the year ended December 31, 2021 and 2020 was ($20,941,664) and $4,053,345, respectively. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to cash used to fund a net loss of $33,704,745, adjusted for non-cash expenses in the amount of $14,392,707 and by $1,629,628 of cash used by changes in the levels of operating assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2020 was primarily due to $3,595,605 of cash provided by changes in the levels of operating assets and liabilities, partially offset by cash used to fund a net loss of $679,854, adjusted for non-cash expenses in the aggregate amount of $1,137,594.

Cash Flows From Investing Activities

Net cash used in investing activities for the year ended December 31, 2021, was $14,614,443, which was primarily attributable to $13,785,463 paid in connection with our acquisitions of Studio397 and KartKraft and to a lesser extent, the purchase of $982,230 of intangible assets and office and computer equipment.

During the year ended December 31, 2020, net cash used in investing activities was $1,797,237, which was primarily attributable to $1,316,280 for the purchase of additional shares of common stock of 704Games, $244,202 investment in Le Mans Esports Series Ltd, and the purchase of $236,755 of intangible assets and office/computer equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was $49,487,235 comprised primarily of $63,661,128 of net proceeds from our IPO, partially offset by $10,809,436 in net repayments under the promissory note entered into with Motorsport Network and $3,599,211 for the purchase of additional ownership from non-controlling interests in 704Games and Le Mans Esports Series Ltd.

Net cash used in financing activities during the year ended December 31, 2020 was $225,855. During the year ended December 31, 2020, cash used in financing activities was primarily attributable to $587,000 in payments of deferred offering costs, partially offset by $361,145 advances provided by Motorsport Network under the promissory note.

Promissory Note Line of Credit

On April 1, 2020, we entered into a promissory note with our majority controlling stockholder Motorsport Network (the “Promissory Note”) for a line of credit of up to $10,000,000 at an interest rate of 10% per annum. The principal amount under the Promissory Note was primarily funded through one or more advances from Motorsport Network, including advances in August and October 2020 for purposes of acquiring an additional ownership interest in 704Games. Previous non-interest-bearing advances due to Motorsport Network as of December 31, 2019 also were included in the amount outstanding under the Promissory Note at the time it was executed. The Promissory Note does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, which has agreed, pursuant to a Side Letter Agreement related to the Promissory Note, not to demand or otherwise accelerate any amount due under the Promissory Note that would otherwise constrain the Company’s liquidity position, including the Company’s ability to continue as a going concern. We may prepay the Promissory Note in whole or in part at any time or from time to time without penalty or charge. In the event we or any of our subsidiaries consummate certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable.

In November 2020, the Company and Motorsport Network entered into an amendment to the Promissory Note, effective as of September 15, 2020, pursuant to which the line of credit under the Promissory Note was increased from $10,000,000 to $12,000,000. All other terms remained the same.

During the year ended December 31, 2021, the Company repaid approximately $12,665,000 to Motorsport Network, which represented the total principal owed under the Promissory Note and accumulated interest incurred. As of December 31, 2021, the Company owed approximately $0 of principal and accrued interest on the promissory note, compared with approximately $11,705,000 as of December 31, 2020.

Future Capital Commitments

Capital Expenditures

The nature of the Company’s operations does not require significant expenditures on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of December 31, 2021.

Material Cash Requirements

As of December 31, 2021, our material cash requirements were as follows (in thousands):

		Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$2,389,590	$687,114	$1,217,276	$449,096	$36,104
Minimum payment guaranties	35,842,336	3,850,000	12,133,627	12,378,835	7,479,874
Purchase commitments	3,420,000	3,420,000
Other	1,700,000	550,000	1,150,000
Total	$43,351,926	$8,507,114	$14,500,903	$12,827,931	$7,515,978

The Company intends to fund these material cash requirements with a combination of cash generated from operations, as well as future funding arrangements that as of December 31, 2021 have not been determined. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Please see “—Liquidity and Going Concern” above and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties – Liquidity in our consolidated financial statements for further details on the Company’s going concern position as of December 31, 2021.

As a normal part of our business, depending on market conditions, pricing and overall growth strategy, we consider potential acquisitions. If any of these opportunities were to occur, they would be financed through the incurrence of additional indebtedness, issuance of additional shares or through cash flows from operations, provided that we are able to obtain such funds on terms acceptable to us.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that certain of these policies and estimates are deemed critical, as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the Audit Committee of our Board of Directors. We believe our most critical accounting policies and estimates are as follows:

Valuation of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill at the reporting unit level and indefinite-lived intangible assets for impairment annually or when events or circumstances dictate, more frequently.

The impairment review consists of a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit or the identified indefinite-lived intangible asset is less than its carrying amount. Factors considered in the qualitative assessment include general economic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific factors and changes in the Company’s share price.

If the Company elects to bypass the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, then the Company performs a one-step quantitative impairment test by comparing the fair value of a reporting unit to its carrying value, in order to determine if goodwill is impaired, and for indefinite-lived intangible assets we compare their carrying value to their fair value. We recognize a loss on impairment in the event the reporting unit or indefinite-lived intangible assets carrying value exceeds its fair value.

Where a one-step quantitative assessment is required for goodwill, we typically estimate fair value of a reporting unit by utilizing discounted cash flow models, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing a discounted cash flow model includes uncertainties that require our significant judgment when making assumptions of expected revenues, cost of revenues, and development, marketing, and general administrative expenses. The principal assumptions used in the discounted cash flow model for our 2021 impairment assessment were:

-	Forecasted net revenues; and
-	Weighted average cost of capital (i.e., discount rate)

The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital.

If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

Where a one-step quantitative assessment is required for our indefinite-lived intangible assets, we compare the carrying value of the asset to its fair value. We typically determine fair value using either a relief from royalty method for trade names, and a discounted cash flow model for our other indefinite-lived intangible assets. The principal assumptions used in our cash flow models and relief from royalty models for our 2021 impairment assessments were:

-	Forecasted net revenues;
-	Weighted average cost of capital (i.e., discount rate); and
-	Royalty rate (relief from royalty method only)

If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Sales Allowance, Sales Returns and Price Protection Reserves

We evaluate the collectability of our accounts receivable continuously throughout the year and reduce revenue for estimated future returns and price protection, which may occur with distributors and retailers (“channel partners”).

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

When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher-than-expected returns or higher price protection in subsequent periods. For the year ended December 31, 2021, the principal assumptions used to develop our sales allowance, sales returns and price protection reserves were:

-	Expected future selling prices
-	Expected future sell through of units in the channel

Recently Issued Accounting Standards

As an “emerging growth company”, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. We have elected to use this extended transition period under the JOBS Act until such time as we are no longer considered to be an emerging growth company.

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for the years ended December 31, 2021 and 2020).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Motorsport Games Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Motorsport Games Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity/member’s equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of approximately $33.7 million and negative cash flows from operations of approximately $20.9 million during the year ended December 31, 2021. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021

Miami, Florida

March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee

Motorsport Games Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Motorsport Gaming US, LLC and subsidiaries (the “Company”), which comprise the consolidated balance sheet as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity/member’s equity, and cash flows for the year ended December 31, 2020, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on the Company s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor from 2017 to 2021.

Raleigh, North Carolina

March 24, 2021

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Assets

Current Assets:
Cash and cash equivalents	$17,819,640	$3,990,532
Accounts receivable, net of allowances of $4,563,884 and $2,150,684 as of December 31, 2021 and 2020, respectively	5,490,272	5,975,414
Due from related parties	137,574	-
Prepaid expenses and other current assets	1,175,354	507,177
Total Current Assets	24,622,840	10,473,123
Property and equipment, net	727,089	162,148
Goodwill	4,867,465	137,717
Intangible assets, net	20,485,809	5,568,452
Deferred offering costs	-	749,370
Other assets	-	296,200
Total Assets	$50,703,203	$17,387,010

Liabilities and Stockholders’ Equity/Member’s Equity

Current Liabilities:
Accounts payable	$1,784,645	$705,951
Accrued expenses and other liabilities	3,524,271	3,355,003
Due to related parties	119,015	10,853,536
Deferred acquisition payments	3,170,319	-
Total Current Liabilities	8,598,250	14,914,490
Other non-current liabilities	4,122,950	856,694
Total Liabilities	12,721,200	15,771,184

Commitments and contingencies (Note 12)

Stockholders’ Equity/Member’s Equity
Preferred stock, $0.0001 par value authorized 1,000,000 shares; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Class A common stock - $0.0001 par value; authorized 100,000,000 shares; 11,635,897 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,164	-
Class B common stock - $0.0001 par value; authorized 7,000,000 shares; 7,000,000 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	700	-
Additional paid-in capital	75,651,175	-
Member’s equity	-	3,791,674
Accumulated deficit	(37,988,326)	(4,826,335)
Accumulated other comprehensive income (loss)	(945,375)	4,928
Total Stockholders’ Equity/Member’s Deficit Attributable to Motorsport Games Inc.	36,719,338	(1,029,733)
Noncontrolling interest	1,262,665	2,645,559
Total Stockholders’ Equity/Member’s Equity	37,982,003	1,615,826
Total Liabilities and Stockholders’ Equity/Member’s Equity	$50,703,203	$17,387,010

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Net revenues	$15,075,530	$19,045,529
Cost of revenues [1]	7,529,155	6,595,872
Gross Profit	7,546,375	12,449,657

Operating Expenses:
Sales and marketing [2]	6,475,867	3,402,310
Development [3]	9,621,712	4,649,187
General and administrative [4]	25,378,149	4,335,434
Depreciation and amortization	280,192	61,579
Impairment of intangible assets	317,113	-
Total Operating Expenses	42,073,033	12,448,510
Income (Loss) From Operations	(34,526,658)	1,147
Interest expense [5]	(504,156)	(717,498)
Gain (loss) attributable to equity method investment	1,370,837	(70,792)
Other income (expense), net	(44,768)	107,289
Net Loss	(33,704,745)	(679,854)
Less: Net income (loss) attributable to noncontrolling interest	(542,754)	1,076,793
Net Loss Attributable to Motorsport Games Inc.	$(33,161,991)	$(1,756,647)

Net loss per Class A common share attributable to Motorsport Games, Inc. [6]:
Basic and Diluted	$(2.91)	-
Weighted-average shares of Class A common stock outstanding [6]:
Basic and Diluted	11,376,754	-

[1]	Includes related party costs of $0 and $135,431 for the years ended December 31, 2021 and 2020, respectively.

[2]	Includes related party expenses of $75,378 and $67,686 for the years ended December 31, 2021 and 2020, respectively.

[3]	Includes related party expenses of $44,423 and $93,472 for the years ended December 31, 2021 and 2020, respectively.

[4]	Includes related party expenses of $1,803,709 and $1,236,591 for the years ended December 31, 2021 and 2020, respectively.

[5]	Includes related party expenses of $105,845 and $698,830 for the years ended December 31, 2021 and 2020, respectively.

[6]	Basic and diluted net loss per share of Class A common stock is presented only for the period after the Company’s organizational transactions. See Note 1 - Business Organization, Nature of Operations and Risks and Uncertainties for a description of the organizational transactions, as well as Note 2 – Summary of Significant Accounting Policies for the calculation of net loss per share.

The accompanying notes are an integral part of these consolidated financial statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2021	2020
Net loss	$(33,704,745)	$(679,854)
Other comprehensive loss:
Foreign currency translation adjustments	(950,303)	-
Comprehensive loss	(34,655,048)	(679,854)
Comprehensive income loss attributable to non-controlling interests	(542,754)	1,076,793
Comprehensive income loss attributable to Motorsport Games Inc.	$(34,112,294)	$(1,756,647)

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/MEMBER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

									Total Stockholders’
									Equity / Member’s Deficit		Total
	Class A		Class B			Additional		Accumulated Other	Attributable to	Non-	Stockholders’ Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balances at January 1, 2020	-	$-	-	$-	$-	$-	$(3,069,688)	$4,928	$(3,064,760)	$6,676,314	$3,611,554
Change of control adjustments	-	-	-	-	3,791,674	-	-	-	3,791,674	(5,107,548)	(1,315,874)
Net loss	-	-	-	-	-	-	(1,756,647)	-	(1,756,647)	1,076,793	(679,854)
Balances at December 31, 2020	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interest into share of common stock	7,000,000	700	7,000,000	700	(3,791,674)	3,790,274	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	3,450,000	345	-	-	-	63,073,783	-	-	63,074,128	-	63,074,128
Issuance of common stock to Ascend and PlayFast	855,264	86	-	-	-	-	-	-	86	-	86
Purchase of additional interest in Le Mans Esports Series Ltd	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Purchase of 704Games minority interest	-	-				(939,511)			(939,511)	(2,659,786)	(3,599,297)
ACO investment in Le Mans Esports Series Ltd	-	-	-	-	-	-	-	-	-	234,754	234,754
Stock-based compensation	330,633	33				9,726,629		-	9,726,662	-	9,726,662
Other comprehensive loss	-	-				-		(950,303)	(950,303)	-	(950,303)
Net loss	-	-	-	-	-	-	(33,161,991)	-	(33,161,991)	(542,754)	(33,704,745)
Balances at December 31, 2021	11,635,897	$1,164	7,000,000	$700	$-	$75,651,175	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003

[1]	Gross proceeds of $69,000,000 less offering costs of $5,925,872.

The accompanying notes are an integral part of these consolidated financial statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(33,704,745)	$(679,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,785,074	720,179
Sales return and price protection reserves	3,934,697	314,086
Loss on disposal of property and equipment	-	32,537
Loss on impairment of goodwill and intangible assets	317,113	-
(Gain) loss on equity method investee	(1,370,837)	70,792
Stock-based compensation	9,726,662	-
Changes in operating assets and liabilities:
Accounts receivable	(3,252,041)	642,732
Prepaid expenses and other current assets	(768,801)	(427,980)
Other assets	25,000	(40,428)
Accounts payable	944,527	(1,737,999)
Accrued expenses	670,107	5,094,585
Other non-current liabilities	751,580	64,695
Net Cash Provided By (Used In) Operating Activities	(20,941,664)	4,053,345

Cash Flows From Investing Activities:
Purchase of additional interest in Le mans, net of cash acquired	153,250	-
Purchase of shares of common stock of 704Games from noncontrolling shareholders	-	(1,316,280)
Acquisition of equity method investee	-	(244,202)
Acquisition of KartKraft	(1,000,000)	-
Acquisition of Studio397	(12,785,463)	-
Purchase of intangible assets	(227,928)	(100,000)
Purchase of property and equipment	(754,302)	(136,755)
Net Cash Used In Investing Activities	(14,614,443)	(1,797,237)

Cash Flows From Financing Activities:
Proceeds from advances from related parties	2,157,707	361,145
Repayments on advances from related parties	(12,967,143)	-
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	63,661,128	-
Purchase of additional ownership from non-controlling interest	(3,599,211)	-
Contributed capital from non-controlling interests	234,754	-
Payments of deferred offering costs	-	(587,000)
Net Cash Provided By (Used In) Financing Activities	49,487,235	(225,855)

Effect of exchange rate changes on cash	(102,020)	-

Net Increase In Cash	13,829,108	2,030,253

Cash and Cash Equivalents - Beginning of the Year	3,990,532	1,960,279

Cash and Cash Equivalents - End of the Year	$17,819,640	$3,990,532

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$804,675	$-

Non-cash investing and financing activities:
Increase of additional paid-in capital for initial public offering costs paid in the prior year	$587,000	$-
Accrual of intangible asset	$2,513,871	$791,999
Deferred acquisition consideration	$3,170,319	$-
Reduction of additional paid-in capital for purchased 704Games minority shares	$939,511	$-
Acquisition of controlling interest in Le Mans	$1,584,892	$-
Accrual of deferred offering costs	$-	$162,370
Accrued loss on equity method investee	$-	$26,999

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

Organization and Operations

Motorsport Gaming US LLC (“Motorsport Gaming”) was established as a limited liability company on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”). Upon effecting the corporate conversion on January 8, 2021, Motorsport Games now holds all the property and assets of Motorsport Gaming, and all of the debts and obligations of Motorsport Gaming were assumed by Motorsport Games by operation of law upon such corporate conversion. See “Note 10 – Stockholder’s/Member’s Equity – Corporate Conversion” for additional details.

Risks and Uncertainties

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for us and others, which has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. In late fiscal 2020 and throughout fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions where we operate and began to be administered, and we saw some loosening of government-mandated COVID-19 restrictions in certain locations, such as the United States, in response to improved COVID-19 infection levels. More recently, new variants of COVID-19, such as the Omicron variant, that are significantly more contagious than previous strains, have emerged. Further, the effectiveness of approved vaccines on these new strains remains uncertain. The spread of these new strains have caused some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants. While these lockdowns have begun to be lifted, the lingering impact of COVID-19 has continued to create significant volatility throughout the global economy, such as supply chain disruptions, limited labor supplies and higher inflation, which in turn has caused constraints on consumer spending.

As a result of the ongoing and prolonged COVID-19 pandemic, including the related responses from government authorities, the Company’s business and operations have been impacted, including the temporary closures of its offices in Miami, Florida, Silverstone, England, and Moscow, Russia, which has resulted in many of the Company’s employees working remotely. During the initial COVID-19 outbreak in 2020, demand for the Company’s games generally increased, which the Company believes was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there was a significant increase in viewership of the Company’s esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as the Company was able to attract many of the top “real world” motorsport stars to compete. Conversely, several retailers have experienced, and continue to experience, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic and its variants, which has negatively impacted the sales of the Company’s products from such retailers. Additionally, in the Company’s esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the cancellation or postponement of certain events to later dates or shifting events from an in-person format to online only. The emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to the Company’s business and operations, such as those discussed above.

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

Liquidity and Going Concern

On January 15, 2021, the Company completed its initial public offering which resulted in net proceeds to the Company of approximately $63.1 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

The Company had a net loss of approximately $33.7 million and negative cash flows from operations of approximately $20.9 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $38.0 million. It is expected that operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to reach profitability. We expect to continue to incur losses for the foreseeable future as we continue to incur significant expenses. Accordingly, we do not believe that our existing cash on hand will be sufficient to fund our operations for at least the next 12 months.

Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures. The adequacy of our available funds generally depends on many factors, including our ability to successfully develop consumer-preferred new products or enhancements to our existing products, continued development and expansion of our esports platform and our ability to enter into collaborations with other companies and/or acquire other companies or technologies to enhance or complement our product and service offerings.

We may choose to raise additional funds during 2022 through a variety of equity and/or debt financing arrangements, as well as by focusing on cost reduction actions. While we expect to generate additional liquidity through consummating equity and/or debt financings, as well as by continued cost control initiatives, if our sales continue to decline, there can be no assurances that such actions will provide us with sufficient liquidity to meet our cash requirements as, among other things, our liquidity can be impacted by a number of factors, including our level of sales, costs and expenditures, as well as accounts receivable and inventory.

There are currently no commitments in place to satisfy our future needed liquidity and capital resources and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on acceptable terms, we may be required to, among other things, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

If we are unable to satisfy our cash requirements from the sources identified above, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	reducing or delaying the development and launch of new products and events;
●	reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or
●	reducing other discretionary spending.

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital.

Even if we do secure additional financing, if our anticipated level of revenues are not achieved because of, for example, less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in currency; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity may continue to be insufficient to satisfy our future capital requirements.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The factors described above, in particular the available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the operations of the Company and its wholly owned and majority owned subsidiaries. The interests of non-controlling members are reflected as non-controlling interest in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition criteria, including reserves for sales returns and price protection, valuation allowance of deferred income taxes, valuation of acquired companies and equity method investments, the recognition and disclosure of contingent liabilities, goodwill and intangible assets impairment testing, and stock-based compensation valuation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

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

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for sales allowances. Management estimates the allowance for sales based on previous experience, existing economic conditions, actual sales and inventories in the distribution channel. See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition - Sales Allowance, Sales Returns and Price Protection Reserves for additional details.

Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2021 and 2020, the Company determined that all of its accounts receivable were fully collectible and, accordingly, no allowance for doubtful accounts was recorded. Sales allowances represent the difference between the retail distributor purchase order price and the estimated average sell through price. As of December 31, 2021 and 2020, sales allowances were $4,563,884 and $2,150,684, respectively.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which requires goodwill and indefinite-lived intangible assets to be tested for impairment annually or more frequently, if events or circumstances indicate that the fair value of the asset or the reporting unit associated with the goodwill has decreased below its carrying value.

The Company performs its annual or interim goodwill and indefinite-lived intangible asset impairment tests by comparing the fair value of its reporting units and indefinite-lived intangible assets to their respective carrying values. An entity recognizes an impairment charge for the amount by which the carrying amount of the asset or reporting unit exceeds its fair value. The Company has determined that its reporting units align with its operating segments as defined below.

In evaluating goodwill and indefinite-lived intangible assets for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, then the Company performs a one-step quantitative impairment test by comparing the fair value of a reporting unit or indefinite-lived intangible asset with its carrying amount and recognizes a loss on impairment in the event the carrying value exceeds the fair value. In assessing the fair value of a reporting unit, the Company utilizes the Income Approach-Discounted Cash Flow Method as well as the Market Approach-Guideline Public Company Method for its reporting units and the relief from royalty method for its indefinite-lived intangible assets. The Company performs its impairment testing as of December 31 of each year or as required if triggering events occur indicating a potential for impairment.

Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC 360, Property, Plant and Equipment when determining the extent of impairment losses, if any. The Company’s finite lived intangible assets consist of the following:

Intangible Asset	Useful Life
License agreements	6.5 - 16 years
Software	6 - 10 years
Distribution contracts	1 year
Employment and non-compete agreements	3 years

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

The Company currently derives revenue principally from sales of its games and related extra content that can be played by customers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. The Company’s product and service offerings include, but are not limited to, the following:

1)	Sales of Games – Full console, PC and mobile games contain a software license that is delivered digitally or via physical disk at the time of sale;

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

Sales of Games. Sales of games are generally determined to have a singular distinct performance obligation, as the Company does not have an obligation to provide future update rights or online hosting. As a result, the Company recognizes revenue equal to the full transaction price, less any applicable reserves, at the point in time the customer obtains control of the software license and the Company satisfies its performance obligation.

Sales of Extra Content. Revenue recognized from sales of extra content is derived primarily from the sale of digital in-game content that is downloaded by the Company’s console, PC and mobile customers that enhance their gameplay experience, typically by providing car upgrades, additional drivers and/or allows them to customize their gameplay. In-game credit, and other downloadable content, may only be used for in-game purchases and/or customizing the gameplay. Revenue related to extra content is recognized at the point in time the Company satisfies its performance obligation, which is generally at the time the customer obtains control of the extra content, either by downloading the digital in-game content or by purchasing the in-game credits. For console and PC customers, extra content is either purchased in a pack or on a standalone basis.

Esports. The Company recognizes sponsorship revenue associated with hosting online esports competition events over the period of time the Company satisfies its performance obligation under the contract, which is generally concurrent with the time the event is held. If the Company enters into a contract with a customer to sponsor a series of esports events, the Company allocates the transaction price between the series of events and recognizes revenue over the period of time each event is held and the Company satisfies its performance obligations.

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

During the years ended December 31, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The following table summarizes revenue recognized under ASC 606 in the consolidated statements of operations:

	For the Year Ended December 31,
	2021	2020
Revenues:
Gaming	$14,267,735	$18,745,166
Esports	807,795	300,363
Total Revenues	$15,075,530	$19,045,529

Identifying Performance Obligations

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available) and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, the Company must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

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

Principal Versus Agent Considerations

The Company evaluates sales to end customers of its full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Nintendo’s eShop, Apple’s App Store, and Google’s Play Store, to determine whether the Company is acting as the principal or agent in the sale to the end customer. Key indicators that the Company evaluates in determining gross versus net treatment include but are not limited to the following:

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

Based on an evaluation of the above indicators, the Company determined that, apart from contracts with customers where revenue is generated via the Apple’s App Store or Google Play Store, the third party is considered the principal with the end customer and, as a result, the Company reports revenue net of the fees retained by the storefront. For contracts with customers where revenues are generated via the Apple’s App Store or Google’s Play Store, the Company has determined that it is the principal and, as a result, reports revenues on a gross basis, with mobile platform fees included within cost of revenues.

Sales Allowance, Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See Note 2 – Summary of Significant Accounting Policies – Accounts Receivable for additional details. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher-than-expected returns or higher price protection in subsequent periods. The Company’s sales returns and price protection reserves as of December 31, 2021 and 2020 were approximately $4.6 million and $2.2 million, respectively. The Company recognized approximately $3.9 million and $2.2 million of sales returns and price protection charges as reductions of revenues for the years ended December 31, 2021 and 2020, respectively.

Income Taxes

On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement book values and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable in the foreseeable future. The Company must make significant estimates and assumptions about future taxable income and future tax consequences and tax strategies available to recognize deferred tax assets when determining the amount of the valuation allowance. The additional guidance provided by ASC 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable. The Company is considered to be disregarded from its owner for U.S. tax purposes. In addition, for its 2019 fiscal year, the Company is the parent company to another disregarded entity, MS Gaming Development LLC, and a regarded entity taxed as a separate corporation, 704Games. 704Games was acquired on August 14, 2018 and the Company has no other material tax effective items other than those items attributed to it from 704Games.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Subtopic 718-10. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date, using the Black-Scholes option pricing model. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares. Stock-based compensation is adjusted for any forfeitures, which are accounted for on an as occurred basis.

We account for share-based payments in accordance with ASC Subtopic 718-10. Share-based compensation expense for a given grant is recognized over the requisite service period (that is, the period for which the employee is being compensated) and is based on the value of share-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We generally estimate the value of stock options using a binomial-lattice model. This estimate is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Year Ended December 31,
	2021	2020
Stock options	573,571	n/a
	573,571	n/a

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currency of the Company’s operating subsidiaries are their local currencies (the United States Dollar, the Russian Ruble, Euro, Australian Dollar and Pound Sterling). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rate in effect during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in the results of operations.

The Company recorded approximately $222,500 of transaction gains and $1,000 of transaction losses for years ended December 31, 2021 and 2020, respectively. Such amounts have been classified within other income (expense) in the accompanying consolidated statements of operations.

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 revises an entity’s accounting for operating leases and requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. This update also requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all such leases and requires disclosures designed to give financial statement users information on the amount and timing of lease expenses arising from such leases. These disclosures include certain qualitative and specific quantitative disclosures.

The Company adopted ASU 2016-02 on January 1, 2022, using the modified retrospective transition approach and has elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Upon adoption, ASU 2016-02 did not have a material effect on the Company’s consolidated balance sheets due to the recognition of approximately $765,000 of operating lease assets and approximately $765,000 of operating lease liabilities primarily related to real estate and automobiles. The Company does not expect a cumulative-effect adjustment of initially applying the guidance to the opening balance of its retained earnings or for ASU 2016-02 to have a material impact on its consolidated statements of operations and comprehensive loss or its consolidated statements of cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company does not expect this amended guidance to have a material impact on its consolidated financial statements and disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (“Topic 321”), Investments—Equity Method and Joint Ventures (“Topic 323”), and Derivatives and Hedging (“Topic 815”)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 will become effective for the Company on January 1, 2022. The Company does not expect this amended guidance to have a material impact on its consolidated financial statements and disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if the acquiring entity had originated the related revenue contracts. Early adoption is permitted, including interim periods within those fiscal years. An entity that early adopts this guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company early adopted the guidance during the fourth quarter of 2021. As of December 31, 2021, this guidance did not have a material impact on the consolidated financial statements.

NOTE 3 – ACQUISITIONS

Le Mans

On January 25, 2021, the Company entered into an Amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd Joint Venture Agreement with Automobile Club de l’Ouest, a company registered in France (“ACO”). Pursuant to the Le Mans Amendment, the Company increased its ownership share in Le Mans Esports Series Ltd, from 45% to 51%, with the Company now holding a controlling financial interest and ACO holding a 49% minority ownership share in Le Mans Esports Series Ltd.

Pursuant to the Le Mans Amendment, the parties expanded the primary objective and purpose of Le Mans Esports Series Ltd to include the creation, development, and publishing of video games based on the FIA World Endurance Championship and the 24 Hours of Le Mans, in addition to operating, promoting, and running an electronic sports events business replicating races of the FIA World Endurance Championship and the 24 Hours of Le Mans on an electronic video gaming platform.

Pursuant to the Le Mans Amendment, if the board of directors of Le Mans Esports Series Ltd determines that its working capital requirements for the development of future games exceeds its resources, the Company will be obligated to contribute such additional funding to Le Mans Esports Series Ltd as a loan (which loan would not be interest bearing). Any such loan would be repayable when additional funding was no longer required by Le Mans Esports Series Ltd, as determined by its board of directors, provided that any such repayment would occur prior to Le Mans Esports Series Ltd’s distribution of any of its profits to the shareholders of Le Mans Esports Series Ltd.

Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments that serve as the consideration for the Le Mans Video Gaming License (as defined below).

On January 25, 2021, simultaneously with the execution of the Le Mans Amendment, Le Mans Esports Series Ltd and ACO entered into a license agreement pursuant to which Le Mans Esports Series Ltd was granted an exclusive license to use certain licensed intellectual property described in such license agreement for motorsports and/or racing video gaming products related to, themed as, or containing the FIA World Endurance Championship and the 24 Hours of Le Mans (including Le Mans Esports Series Ltd’s esports web platform) (the “Le Mans Video Gaming License”).

The Le Mans Video Gaming License’s term is 10 years starting on the date of the first release of a product and automatically renews for an additional 10-year term, unless ACO elects not to renew. In exchange for the Le Mans Video Gaming License, the Company agreed to fund up to €8,000,000 (approximately $9,060,000 USD as of December 31, 2021) as needed by Le Mans Esports Series Ltd to develop video game products, which will be contributed on an as-needed basis during the term of the Le Mans Video Gaming License. Additionally, the Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product, which is planned for 2023, and continuing through each anniversary thereof for the term of the license.

On January 25, 2021, Le Mans Esports Series Ltd and ACO entered into an esports license agreement pursuant to which Le Mans Esports Series Ltd was granted an exclusive license to use certain licensed intellectual property described in such license agreement for motorsports and/or racing esports events related to, themed as, or containing the FIA World Endurance Championship and the 24 Hours of Le Mans (including the Le Mans Esports Series Ltd’s esports web platform) (the “Le Mans Esports License”).

The Le Mans Esports License’s term is through January 25, 2031, which automatically renews for an additional 10-year term, unless ACO elects not to renew. The Le Mans Esports License was granted to Le Mans Esports Series Ltd on a royalty-free basis in consideration of the investments already made into Le Mans Esports Series Ltd by the Company and ACO.

On January 25, 2021, Le Mans Esports Series Ltd and ACO entered into another esports license agreement pursuant to which Le Mans Esports Series Ltd was granted an exclusive license to use certain licensed intellectual property described in such license agreement to run, promote, and exploit the 24 Hours of Le Mans Virtual event (the “24 Hours of Le Mans Virtual License”).

The 24 Hours of Le Mans Virtual License’s term is through January 25, 2031, which will automatically renew for an additional 10-year term, unless ACO elects not to renew. The 24 Hours of Le Mans Virtual License was granted to Le Mans Esports Series Ltd on a royalty-free basis in consideration of the investments already made into Le Mans Esports Series Ltd by the Company and ACO.

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

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

	Valuation Method	Discount Rate	GBP	USD
Cash			£257,232	$350,626
Other assets			858	1,169
Gaming license	Excess earning Method	30.00%	843,682	1,150,000
Esports licenses	Excess earning Method	30.00%	1,217,836	1,660,000
Goodwill		30.00%	47,084	65,221
Accounts payable		-	(5,147)	(7,016)
Non-controlling interest	Business Enterprise Income	30.00%	(1,157,531)	(1,573,624)

Total Fair value of Member’s equity			£1,204,014	$1,646,376
Fair value of the previously held interest			£1,062,999	$1,449,000

Fain value of the consideration			£141,015	$197,376

During the year ended December 31, 2020, the Company’s investment in Le Mans Esports Series Ltd generated a net loss of $70,792, which was included in gain (loss) from equity investment in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company had $234,667 payable to Le Mans Esports Series Ltd, which represents the balance due to Le Mans Esports Series Ltd attributable to the Company’s proportionate share of the loss generated by Le Mans Esports Series Ltd during 2020. As of December 31, 2020, there was $271,200 of investment recorded in other assets on the Company’s consolidated balance sheets. Following the Company’s acquisition of additional interest in Le Mans Esports Series Ltd on January 25, 2021, the Company ceased equity method accounting for its interest in Le Mans Esports Series Ltd and commenced consolidation accounting.

Results of operations of Le Mans Esports Series Ltd for the period from January 25, 2021 to December 31, 2021 included approximately $741,000 in revenues and approximately $288,000 in net losses. Revenues and net income (loss) on an unaudited pro forma basis for the years ended December 31, 2021 and 2020 are immaterial.

The acquisition of Le Mans Esports Series Ltd has been recorded in accordance with ASC 805, Business Combinations. The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes.

KartKraft

On March 19, 2021, the Company acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd. (collectively, “Black Delta”). The purchase price for the assets was $1,000,000, of which $750,000 was paid at closing and $250,000 was transferred to an escrow account, which was released in September 2021 on the 6-month anniversary of closing. Through this acquisition, the Company entered the simulated kart-racing space and formed Motorsport Games Australia to support the Black Delta development team.

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

Results of operations of KartKraft for the period from March 18, 2021 to December 31, 2021 included revenue of approximately $168,000 and approximately $482,000 in net losses. Revenues and net income (loss) on an unaudited pro forma basis for the years ended December 31, 2021 and 2020 are immaterial.

The KartKraft acquisition has been recorded in accordance with ASC 805, Business Combinations. The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes.

Studio397

On April 20, 2021, the Company closed the transactions contemplated by the share purchase agreement, dated April 1, 2021 (the “SPA”), with Luminis International BV (“Luminis”) and Technology In Business B.V. (“TIB”) pursuant to which the Company purchased from TIB 100% of the share capital (the “Studio397 Shares”) of Studio397 B.V. (“Studio397”). Studio397 is a racing simulation and technology company that provides the industry-leading racing simulation platform, rFactor 2. Since early 2020, Studio397 has been providing its vehicle physics, tire modeling and artificial intelligence software to the Company’s video games.

The purchase price for the Studio397 Shares was $16,000,000, payable in the following two installments: $12,800,000 was paid at closing (the “Completion Payment”) and $3,200,000 in April 2022 on the first anniversary of closing (the “Deferred Payment”). The Deferred Payment was discounted to $3,111,781 using a 2.8% discount rate as of the acquisition date and a payment date of April 20, 2022. The balance of the deferred payment as of December 31, 2021 was $3,170,319.

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

The Studio397 acquisition has been recorded in accordance with ASC 805. The purchase price allocation for total invested capital of $16,000,000 was based on preliminary estimates of fair value of the assets acquired and liabilities assumed at the acquisition date, with excess allocated to goodwill. Goodwill represents synergies from combining the operations of the acquiree with the Company, as well as other intangible assets that do not qualify for separate recognition. Goodwill will be deductible for tax purposes and the transaction itself was deemed taxable for income tax purposes. All assets and liabilities have been recorded at fair value for both book and income tax purposes.

The purchase price allocation for total invested capital of $15,911,781 was completed as of the Studio397 acquisition date. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

	Valuation Method	Discount Rate	Amount
Debt-free net working capital	-	-	$(12,450)
Fixed assets	-	-	21,504
rFactor 2 Trade Name	Relief-from-Royalty	9.30%	3,040,000
Software	Replacement Cost	9.30%	7,010,000
Employment & Non-Compete Agreements	With & Without Method	9.30%	214,000
Internally developed franchise	Excess earning Method	9.30%	678,000
Goodwill			4,960,727
Total Consideration			$15,911,781

Total acquisition-related costs and expenses incurred in connection with the acquisition of Studio397 were immaterial.

Studio397’s results of operations for the period from April 20, 2021 to December 31, 2021 included approximately $845,000 in revenues and $1,857,000 in net losses. On an unaudited pro forma basis, if the acquisition had occurred on January 1, 2021, the Company’s consolidated revenues and net loss for the year ended December 31, 2021 would have been approximately $15,143,000 and $34,151,000, respectively. It is impracticable to disclose revenues and net income (loss) on an unaudited pro forma basis for the year ended December 31, 2020, as the Company does not have access to the requisite financial information of Studio397 prior to the acquisition date.

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

704Games Company

On April 16, 2021, the Company closed the transactions contemplated by each of (i) the share exchange agreement with PlayFast Games, LLC, a North Carolina limited liability (“PlayFast”), dated as of March 11, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “PlayFast Exchange Agreement”) and (ii) the share exchange agreement with Ascend FS, Inc., a British Columbia corporation (“Ascend”), dated as of March 14, 2021, as amended by that certain amendment dated as of April 1, 2021 (as amended, the “Ascend Exchange Agreement”). As a result, the Company acquired all of the remaining issued and outstanding equity interests in 704Games, which represented 17.8% of 704Games.

The transactions contemplated by the PlayFast Exchange Agreement and the Ascend Exchange Agreement were structured as a merger of 704Games Company with and into 704Games LLC, a newly-formed Delaware limited liability company and wholly-owned subsidiary of the Company, with 704Games LLC being the surviving entity in such merger. The merger consideration issued to (i) PlayFast with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 366,542 newly-issued shares of the Company’s Class A common stock with a fair market value at such date of $7,587,419 and $1,542,519 in cash and (ii) Ascend with respect to the shares of common stock of 704Games Company it surrendered in such merger consisted of 488,722 newly-issued shares of the Company’s Class A common stock with a fair market value of $10,116,545 and $2,056,692 in cash.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following balances as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Furniture and fixtures	$16,580	$-
Computer software and equipment	863,931	246,101
Leasehold improvements	127,524	-
	1,008,035	246,101
Less: accumulated depreciation	(280,946)	(83,953)
Property and equipment, net	$727,089	$162,148)

Depreciation expense was $196,993 and $69,476 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

Licensing Agreements

BTCC

On May 29, 2020, the Company secured a licensing agreement with the BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to the agreement, the Company was granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for this license, the agreement requires the Company to pay BARC an initial fee in two installments, the first of which was due on June 5, 2020 and the second installment on the earlier of 60 days after the release of the products contemplated by this license or May 29, 2022. Following the initial fee, the agreement also requires the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. The Company capitalized the initial license fee and present value of committed future minimum royalty payments as a license intangible asset in the amount of approximately $892,000. During the year ended December 31, 2020, the Company paid $100,000 in connection with the purchase of the license. The Company considers this to be a non-amortizing intangible asset until such point the Company begins to generate revenues under the BTCC license, at which amortization will be recorded, and as such the asset has been monitored for impairment triggers throughout the year. As such, no amortization expense has been recognized in respect of this asset during the year ended December 31, 2021. As of December 31, 2021 and 2020, the Company had a remaining liability in connection with the licensing agreement of $853,535 and $791,999, respectively, which is included in other non-current liabilities on the consolidated balance sheets.

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

Additionally, the Company and INDYCAR entered into a license agreement pursuant to which, the Company was granted a license to use certain licensed intellectual property described in such license (“Licensed IP”) for motorsports and/or racing esports events related to, themed as, or containing the INDYCAR SERIES (including the rFactor 2 platform) (the “INDYCAR Esports License”). The INDYCAR Esports License is a long-term agreement, in connection with which the parties intend to form an exclusive relationship for the development of events to be the official esports events of the INDYCAR SERIES, which include the esports events related to and/or themed as or containing the Licensed IP and related features which, prior to launch, are hosted on the Company’s rFactor 2 and, after launch of the products, are hosted using the products. In exchange for the INDYCAR Esports License, INDYCAR will receive, on an annual basis, a royalty equal to a certain percentage of the net revenue (as defined in the INDYCAR Esports License) derived from or in connection with the events during the previous calendar year. The Company capitalized the initial license fee and present value of committed future minimum royalty payments as a license intangible asset in the amount of $2,713,871, which is considered to be an indefinite lived intangible asset and, as such, not subject to amortization. The committed liability outstanding in connection with the licensing agreement as of December 31, 2021 was approximately $2,787,129, of which approximately $79,739 and $2,707,390 is recorded as current and other non-current liabilities respectively on the consolidated balance sheets.

Acquisitions

In connection with the acquisition of Le Mans Esports Series Ltd, the Company acquired the following intangible assets (See Note 3 – Acquisitions for additional details):

Intangible Asset	Useful Life	Cost
Gaming license	Indefinite	$1,150,000
Esports licenses	Indefinite	1,660,000
Total		$2,810,000

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

As of December 31, 2021, we performed our annual indefinite-lived intangible asset impairment review and determined the carrying value of the rFactor 2 trade name, which is part of the Gaming Segment, exceeded its fair value. Accordingly, we recognized an impairment charge of $317,113 for the year ended December 31, 2021 and is presented as impairment of intangible assets in the income statement. The assessment for impairment was triggered by brand specific results for the year ended December 31, 2021 being less than expected. The change in the weighted cost of capital applied when determining the fair value of the trade name is the primary contributor to the calculated impairment loss. Our Le Mans Video Gaming License and Le Mans Esports License were also subject to review and their fair values were found to exceed their carrying amounts by 266% and 32%, respectively.

The determination of our trade name fair value was determined using a relief-from-royalty method, which requires the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the relief-from-royalty method analysis used to determine the rFactor 2 trade name fair value consisted forecasted revenues, royalty rate and weighted average cost of capital (i.e., discount rate).

The following is a summary of intangible assets as of December 31, 2021 and 2020:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Infinite)	Non-Compete Agreement (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2020	$-	3,620,000	2,340,000	560,000	-	-	(1,192,844)	$5,327,156
Additions	891,999	-	-	-	-	-	-	891,999
Disposals	-	-	-	-	-	-	-	-
Impairment	-	-	-	-	-	-	-	-
Amortization	-	-	-	-	-	-	(650,703)	(650,703)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Balance as of December 31, 2020	$891,999	3,620,000	2,340,000	560,000	-	-	(1,843,547)	$5,568,452
Additions	5,553,818		8,521,000	-	3,175,928	273,000	-	17,523,746
Disposals	-		-	-	-	-	-	-
Impairment	-		-	-	(317,113)	-	-	(317,113)
Amortization	-		-	-	-	-	(1,568,652)	(1,568,652)
Foreign currency translation adjustment	(57,454)	-	(496,459)	-	(186,234)	(15,470)	34,993	(720,624)
Balance as of December 31, 2021	$6,388,363	3,620,000	10,364,541	560,000	2,672,581	257,530	(3,377,206)	$20,485,809

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Trade Names	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2020	$311,094	321,750	560,000	-	-	1,192,844
Amortization expense	374,918	275,785	-	-	-	650,703
Balance as of December 31, 2020	686,012	597,535	560,000	-	-	1,843,547
Amortization expense	226,873	1,278,633	-	-	63,146	1,568,652
Foreign currency translation adjustment	(625)	(32,452)	-	-	(1,916)	(34,993)
Balance as of December 31, 2021	$912,260	1,843,716	560,000	-	$61,230	3,377,206

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2022	$2,147,445
2023	2,147,445
2024	1,921,927
2025	1,932,455
2026	1,654,820
Thereafter	2,364,206
$12,168,298

NOTE 6 - GOODWILL

The carrying amount of goodwill attributable to our Gaming and esports reporting units and the changes in such balances during the years ended December 31, 2021 and 2020 were as follows:

	Games	Esports	Total
Balance as of January 1, 2020	$137,717	-	$137,717
Foreign currency translation adjustment	-	-	-
Balance as of December 31, 2020	137,717	-	137,717
Goodwill attributable to Le Mans Esports Series Ltd	-	65,221	65,221
Goodwill attributable to Studio397	4,960,727	-	4,960,727
Foreign currency translation adjustment	(295,562)	(638)	(296,200)
Balance as of December 31, 2021	$4,802,882	64,583	$4,867,465

As of December 31, 2021, we performed our annual goodwill impairment review and determined no impairment losses existed at the date of the annual assessment. We determined the fair value of the Gaming reporting unit exceeded its carrying value at the date of this annual assessment. The fair value of the Gaming reporting unit was determined using a discounted cash flow model, which required the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow model to support the fair value of the Gaming reporting unit were forecasted net revenues and weighted average cost of capital (i.e., discount rate). The assumptions used are uncertain in nature and could be subject to change in future periods, which may result in impairments to goodwill in future periods.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2021	2020
Accrued royalties	$1,694,011	$1,485,261
Accrued professional fees	80,909	129,291
Accrued consulting fees	106,006	398,526
Payable to Le Mans joint venture	-	234,667
Accrued development costs	968,007	196,845
Esports prize money	168,959	-
Accrued taxes	31,491	54,880
Accrued payroll	235,224	778,918
Accrued other	239,664	76,615
Total	$3,524,271	$3,355,003

NOTE 8 – DUE TO/FROM RELATED PARTIES

On April 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with the Company’s majority stockholder, Motorsport Network, LLC (“Motorsport Network”), for a line of credit of up to $10,000,000 at an interest rate of 10% per annum. The principal amount under the Promissory Note was primarily funded through one or more advances from Motorsport Network, including advances in August and October 2020 for purposes of acquiring an additional ownership interest in 704Games. The Promissory Note does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, which has agreed, pursuant to a Side Letter Agreement related to the Promissory Note, dated September 4, 2020, not to demand or otherwise accelerate any amount due under the Promissory Note that would otherwise constrain the Company’s liquidity position, including the Company’s ability to continue as a going concern. The Company may prepay the Promissory Note in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the Promissory Note, effective in 2020, pursuant to which the line of credit under the Promissory Note was increased from $10,000,000 to $12,000,000. All other terms remained the same. During the year ended December 31, 2021 and 2020, the Company recorded related party interest expense of $105,845 and $698,830, respectively.

During the year ended December 31, 2021, the Company repaid approximately $12,665,000 to Motorsport Network, which represented the total principal owed under the Promissory Note and accumulated interest incurred. As of December 31, 2021, the Company owed approximately $0 of principal and accrued interest on the promissory note, compared with approximately $11,705,000 as of December 31, 2020.

In addition to the Promissory Note, the Company had regular related party receivables and payables outstanding as of the year ended December 31, 2021. Specifically, the Company owed $119,014 to its related parties as a related party payable and was due $137,574 from its related parties as a related party receivable. Approximately $302,000 had been paid to related parties during the year ended December 31, 2021, in settlement of related party payables. No related party payables or receivables were outstanding as of December 31, 2020, beyond the Promissory Note disclosed above.

NOTE 9 – RELATED PARTY TRANSACTIONS

In August 2018, the Company entered into an agreement with its majority stockholder, Motorsport Network, to provide the Company exclusive promotion services for the Company’s business, organizations, products and services. The promotion agreement shall remain in effect until such date that Motorsport Network no longer holds at least twenty percent (20%) of the Company’s voting interest, at which time the promotion agreement will terminate automatically, unless otherwise extended by the parties. The Company agreed to give Motorsport Network an exclusive first look on any media-related activity in consideration of the promotion services.

In January 2020, the Company entered into a three-year services agreement with Motorsport Network, pursuant to which Motorsport Network will provide exclusive legal, development and accounting services on a full-time basis to support the Company’s business functions. The services agreement can be extended by mutual agreement and may be terminated by either party at any time. Pursuant to the services agreement, the Company is required to pay monthly fees to Motorsport Network as follows: (i) $5,000 for legal services, (ii) $2,500 for accounting services and (iii) on an hourly, per use basis, from $15 to $30 per hour for development services.

From time to time, Motorsport Network, and other related entities pay for Company expenses on the Company’s behalf. In addition, Motorsport Network occasionally advances funds to the Company under the Promissory Note. During the years ended December 31, 2021 and 2020, the Company incurred expenses of $1,400,000 and $1,099,846 respectively, that were paid by Motorsport Network on its behalf and are reimbursable by the Company to Motorsport Network under the Promissory Note. During the years ended December 31, 2021 and 2020, the Company received from Motorsport Network cash proceeds of $2,157,707 and $361,145, respectively, in connection with advances under the Promissory Note.

During the years ended December 31, 2021 and 2020, an entity wholly owned by Motorsport Network provided services associated with In-Kind Consideration of $0 and $149,898, respectively, to 704Games in connection with the terms of the acquisition. Such amounts are reflected as related party operating expenses on the consolidated statements of operations.

As of December 31, 2021 and 2020, there was $24,348 and $10,853,536, respectively, related to these services included within due to related parties on the consolidated balance sheets. See Note 12 – Commitments and Contingencies – Operating Leases and Note 16 – Subsequent Events for additional details of the related party lease with an entity owned by the manager of Motorsport Network.

NOTE 10 – STOCKHOLDERS’ EQUITY/MEMBER’S EQUITY

Corporate Conversion

On January 8, 2021, Motorsport Gaming converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc.

Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming, Motorsport Network, converted into an aggregate of (i) 7,000,000 shares of Class A common stock of Motorsport Games, with 1 vote per share, and (ii) 7,000,000 shares of Class B common stock, with 10 votes per share, of Motorsport Games, representing all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Motorsport Network is the only holder of shares of the Company’s Class B common stock and does not have any transfer, conversion, registration or economic rights with respect to such shares of Class B common stock.

Upon effecting the corporate conversion on January 8, 2021, Motorsport Games now holds all the property and assets of Motorsport Gaming, and all of the debts and obligations of Motorsport Gaming were assumed by Motorsport Games by operation of law upon such corporate conversion.

Effective as of January 8, 2021, the members of the board of directors of Motorsport Gaming became the members of Motorsport Games’ board of directors, at such time, and the officers of Motorsport Gaming became the officers of Motorsport Games, at such time.

Common Stock

See Note 3 – Acquisitions for details of the Company’s issuance of Class A common stock in connection with certain acquisitions.

Initial Public Offering

On January 15, 2021, the Company completed its initial public offering of 3,450,000 shares of its Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 450,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the initial public offering were $63,074,128, after deducting underwriting discounts and commissions and offering expenses paid by the Company during 2020 and 2021.

Stock Warrants

As of December 31, 2021 and 2020, 704Games has outstanding ten-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of December 31, 2021, the warrants had no intrinsic value and a remaining life of 3.8 years.

Stock Purchase Agreement

On August 18, 2020, the Company entered into a stock purchase agreement with HC2 Holdings 2, Inc. (“HC2”) and Continental General Insurance Company (“Continental”) pursuant to which the Company purchased an aggregate of 106,307 shares of common stock of 704Games at a price of $11.29 per share for an aggregate consideration of $1,200,000. During the year ended December 31, 2021, the Company recognized an adjustment to non-controlling interest and additional paid-in capital of $939,511 in connection with the purchase of the 106,307 shares of common stock.

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

NOTE 11 – SHARE-BASED COMPENSATION

Summary of Plans and Plan Activity

On January 12, 2021, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 1,000,000 shares of Class A common stock to be available for issuance. As of December 31, 2021, 429,873 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

In conjunction with the Company’s initial public offering, the Company granted an aggregate of 330,633 shares of Class A common, with an aggregate grant date fair value of $6,612,660. These shares were primarily awarded to a third-party consultant, with a portion allocated to the Company’s Chief Executive Officer and three of its directors. The grant date fair value of these shares was recognized as stock-based compensation expense on the date of grant as the awards were fully vested on such date.

The Company issued stock options under its MSGM 2021 Stock Plan during the fiscal year ended December 31, 2021. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, notably awards made to the Company’s Chief Executive Officer in conjunction with the Company’s initial public offering that vested immediately, as well as those made to Company’s directors that vested on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

Fair Value Valuation Assumptions

The fair value of the stock options and stock appreciation rights are estimated using the Black-Scholes option pricing model. The estimation of fair value for these awards is affected by subjective and complex variables, which are typically based on historical information. Judgment is required to determine if historical trends are indicators of future outcomes.

Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The Company determined the risk-free interest rate using U.S. Treasury yields in effect at the time of the grant that matched the expected term of the options. Expected volatility is based on a combination of historical stock price volatility, as well as implied volatilities, of comparable publicly traded companies with operations similar to Motorsport Games over a 10-year period, consistent with the contractual term of the options. The Company calculated the expected term using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin, topic 14 (“SAB Topic 14”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. The dividend yield was zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Share-based compensation expense recognized is based on awards ultimately expected to vest and therefore has been reduced for actual forfeitures occurring within the period.

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility:

	For the Year Ended December 31,
	2021	2020
Risk-free interest rate	0.48 - 1.09%	-
Expected volatility	50 - 65%	-
Weighted-average volatility	60%	-
Expected term	5 - 6 years	-
Expected dividends	None	-
Weighted-average grant date fair value	9.37	-

Stock Options

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2021:

	Options	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	-	$-
Granted	573,571	20.35
Exercised	-	-
Forfeited, cancelled or expired	(22,972)	20.00
Outstanding as of December 31, 2021	550,599	$20.36	9.14	$-
Vested and expected to vest	550,599	$20.36	9.14	$-
Exercisable as of December 31, 2021	205,425	$20.04	9.04	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2021, which would have been received by the option holders had all the option holders exercised their options as of that date. The Company issues new Class A common stock from its authorized shares upon the exercise of stock options.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock option awards included in our Consolidated Statement of Operations:

	For the Year Ended December 31,
	2021	2020
General and administrative	$9,500,265	-
Sales and marketing	126,272	-
Development	100,125	-
Stock-based compensation expense	$9,726,662	-

As of December 31, 2021, there was $2,225,415 of unrecognized stock-based compensation expense which will be recognized over approximately 2.0 years.

Stock Appreciation Rights

On April 3, 2017, as amended on August 8, 2018, 704Games effected the 2017 Appreciation Plan (“SAR Plan”) that provides a means whereby directors, officers, employees, consultants or advisors of 704Games can be granted Stock Appreciation Rights (“SARs”) as incentive compensation measured by reference to the value of common stock. A total of 25,734 SARs may be granted under the SAR Plan. The SARs granted under the SAR Plan that vest were required to be settled in cash only upon the occurrence of a change of control event, as defined in the SAR Plan.

During the year ended December 31, 2020, an aggregate of 9,701 SARs were forfeited, such that as of December 31, 2020, there were 4,211 SARs outstanding with an exercise price of $55.67 per share. During the year ended December 31, 2021, the outstanding shares were settled in cash for $1,051,995 in connection with the acquisition of the remaining equity interest in 704Games during the second quarter of 2021.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2021 and 2020, the Company has not accrued any amounts for contingencies.

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

On February 11, 2021, HC2 Holdings 2 Inc. and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the United States District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the sole manager of Motorsport Network (collectively, the “Individual Defendants”). The complaint alleges misrepresentations and omissions by the Company concerning 704Games’ financial condition and future prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act; joint and several liability of the Individual Defendants under Section 20(a) of the Exchange Act with respect to the alleged violation of Section 10(b) and Rule 10(b); alleged violation by the Company of Section 20A of the Exchange Act in connection with plaintiffs’ August 18, 2020 sale to the Company of an aggregate of 106,307 shares of common stock of 704Games, which is equal to 26.2% of the outstanding common stock of 704Games (the “Stock Sale”); alleged breach of the Company’s obligations under the Stockholders’ Agreement, dated August 14, 2018, by and among the Company and the other stockholders of 704Games, in connection with 704Games’ requirement to provide financial information about 704Games to the plaintiffs; the defendants’ alleged fraudulent inducement of the plaintiffs to enter into a stock purchase agreement for the Stock Sale; the defendants’ alleged breach of fiduciary duty by alleged failure to disclose key financial and other information about 704Games and allegedly diverting corporate opportunities for the benefit of defendants; and alleged unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on August 18, 2020, the date of the Stock Sale, and the purchase price that was paid in the Stock Sale, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ amended complaint. On March 28, 2022, the Court entered an order denying the motion to dismiss.

At this time, it is premature to determine the outcome of this litigation. As a result, the Company has not accrued for any loss contingencies related to this claim because the amount and range of loss, if any, cannot currently be reasonably estimated. The Company believes that the plaintiff’s allegations are without merit and the Company intends to continue to vigorously defend its position to the fullest extent permitted by law.

On March 22, 2021, the Company entered into a binding term sheet (as amended, the “Digital Tales Term Sheet”) with EleDa s.r.l. (“EleDa”) in connection with a contemplated acquisition by the Company of the shares of Digital Tales USA, LLC, a Florida limited liability company. The Digital Tales Term Sheet expired on September 30, 2021, and the Company and EleDa did not consummate any transaction by such date, nor does the Company expect to complete any such transaction. On September 29, 2021, EleDa filed a complaint in the Eleventh Judicial Circuit Court of Florida against the Company and its Chief Executive Officer relating to the expiration of the Digital Tales Term Sheet, without having consummated any transaction. In November 2021, the Company filed a motion to dismiss the plaintiffs’ complaint and EleDa filed an amended complaint on February 2, 2022. The Company filed a motion to extend case management deadlines on March 2, 2022. The Company has not accrued for any loss contingencies related to this claim because the amount and range of loss, if any, cannot currently be reasonably estimated. The Company believes, however, that the plaintiff’s allegations are without merit and intends to vigorously defend its position to the fullest extent permitted by law.

Operating Leases

The Company leases its facilities under operating leases. The Company’s rent expense under its operating leases was $387,865 and $291,892 for the years ended December 31, 2021 and 2020, respectively.

On February 21, 2020, the Company entered into a sublease agreement for office space in Charlotte, North Carolina, that provides for rent payments to the Company in the amount of $14,896 per month and ends on August 31, 2024. On March 1, 2021 and each anniversary thereafter for the duration of the term of the sublease, the monthly payment to the Company shall increase by 3% per annum. The security deposit is approximately $30,000. During the year ended December 31, 2021, the Company recorded approximately $183,200 of sublease income.

On May 15, 2020, the Company entered into a five-year lease agreement for office space in Miami, Florida with an entity owned by the manager of Motorsport Network. The base rent from the lease commencement date through April 15, 2025 was $3,000 per month. The Company had the option to renew the lease for two separate five-year terms, with monthly rent to be negotiated prior to such extension. The security deposit was $6,000. On March 31, 2022, this lease will be terminated without penalty in connection with the commencement on April 1, 2022 of a new five-year lease agreement for office space in Miami, Florida in a new location. See Note 16 – Subsequent Events for additional details.

On September 3, 2021, the Company entered into a one-year lease agreement for approximately 1,600 square feet of office space in Silverstone, England. The base rent is approximately $6,700 per month over the term of the lease for a total base rent lease commitment of approximately $75,000. The security deposit is approximately $15,000.

Future minimum payments under our non-cancellable operating leases as of December 31, 2021 are as follows:

For the Years Ending December 31,	Total
2022	$299,442
2023	289,218
2024	189,786
2025	48,104
2026	24,069
$850,619

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

The Company entered into an employment agreement, effective as of October 1, 2020, with Stephen Hood, President of Motorsport Games, which replaced Mr. Hood’s prior employment agreement. Pursuant to this employment agreement, Mr. Hood was entitled to a base salary of $198,000 per year, was eligible to receive a discretionary bonus and had the right to participate in the Company’s group pension plan for UK employees. In addition, other than in connection with a termination for cause as specified in the agreement, the Company was required to provide Mr. Hood notice in writing three months in advance of any termination of employment. However, the Company could terminate Mr. Hood immediately by paying a sum equal to his gross basic salary (less any deductions) in lieu of this notice period or any remaining part of it. Following the consummation of the Company’s initial public offering in January 2021, Mr. Hood’s gross salary increased to $230,000 (which was to be paid in pound sterling at the then applicable exchange rate). Subject to consummation of the initial public offering, Mr. Hood was paid a one-time cash bonus of $100,000 (subject to the applicable withholding and deductions) payable to Mr. Hood 90 days after the consummation of the Company’s initial public offering. Mr. Hood was also entitled to receive an annual stock option award for such number of shares of the Company’s Class A common stock that will equal his then applicable annual base salary divided by the closing trading price of the Company’s Class A common stock on the date of each such grant, which would vest in three equal annual installments from the date of grant. On January 21, 2022, the Company notified Stephen Hood that his position will be eliminated effective January 21, 2022. Mr. Hood will receive the following separation payments: £43,750 in lieu of his entitlement to 3 months’ termination notice, £37,019 in lieu of accrued but untaken holiday pay and an £60,000 ex gratia settlement payment which includes statutory redundancy as required under the law of England & Wales.

Joint Venture Agreement

On March 15, 2019, Motorsport Games (Party B) entered into a joint venture agreement with ACO (Party A), whereby Motorsport Games acquired 45 B Shares, which represented 45% of the equity interests of Le Mans Esports Series Ltd, and ACO acquired the remaining 55 A Shares, which represented 55% of the equity interests of Le Mans Esports Series Ltd. Under the joint venture agreement, Motorsport Games and ACO are jointly and severally liable for the fulfillment of the obligations of Le Mans Esports Series Ltd. The parties agreed to make the following in-kind contributions to Le Mans Esports Series Ltd:

i.	ACO has and will continue to provide a dedicated team to develop and implement the business and has and will continue to make the 24 Hours of Le Mans brand available to Le Mans Esports Series Ltd under a separate license agreement; and
ii.	Motorsport Games has provided and will continue to provide a dedicated team to develop and implement the business and has and will continue to make itself and its employees, who have experience in e-sports and e-gaming platforms, available to develop the business and create a dedicated gaming platform for use by and to facilitate the continued development of the business.

On January 25, 2021, the Company entered into the Le Mans Amendment that increased the Company’s ownership interest in the joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9,060,000 USD as of December 31, 2021) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. See Note 3 – Acquisitions for additional information.

Epic

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, upon payment of the initial license fee described below, the Company was granted a nonexclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for its next generation of games. In exchange for the license, the agreement required the Company to pay Epic an initial license fee of $40,000, which was paid during the year ended December 31, 2020. An additional $100,000 was paid during the year ended December 31, 2021 to add the Xbox and PlayStation platforms to the license. The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the year ended December 31, 2021, Epic earned royalties of approximately $340,000 under the agreement. During a two-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. The agreement is effective until terminated under the provisions of the agreement; however, pursuant to the terms of the agreement, the Company can only actively develop new or existing authorized products during a five-year active development period, which terminates on August 11, 2025. Effective September 3, 2021, this licensing agreement was assigned from MS Gaming Development LLC to Motorsport Games, Inc.

NOTE 13 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company establishes valuation allowances against its net deferred tax assets when it is more likely than not that the benefits will not be realized in the foreseeable future.

The components of deferred tax assets and liabilities consist of the following at December 31, 2021 and 2020:

	2021	2020
Assets:
Net operating loss carryforwards	$5,756,658	$1,937,626
Bad debts	1,312,332	-
Stock options	684,238	-
Charitable contribution carryforward	17,032	797
Goodwill	11,268	287,878
Other assets	44,667	45,453
Total Assets	7,826,195	2,271,754
Liabilities:
Depreciable assets	21,135	45,177
Other intangible assets	590,692	923,224
Total Liabilities	611,827	968,401

Net asset before valuation allowance	7,214,368	1,303,353
Valuation allowance	(7,214,368)	(1,303,353)
Net deferred tax (liability) asset	$-	$-

A reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory income tax benefit	21.00%	21.0%
State income taxes, net of federal income tax benefit	5.50%	-13.2%
IPO & Acquisition Costs	-6.99%	-
Permanent differences and other	-1.75%	0.9%
Change in valuation allowance	-17.54%	46.9%
Effect of flow through entity	0.00%	-55.6%
Other adjustments	-0.21%	-
Effective income tax rate	0.0%	0.0%

At December 31, 2021, the Company has United States federal net operating loss carryforwards available to reduce future taxable income in the amount of $20.0 million. $15.6 million of the Federal net operating losses do not expire due to changes made by the Tax Cuts and Jobs Act (TCJA). The remaining federal net operating losses of $4.4 million begin to expire in 2036 and the state net operating losses expire between 2030 and 2039. As a result of the 704 Games, LLC acquisition during the 2018 tax year, certain pre-change federal and state net operating losses were limited under Section 382 of the Internal Revenue Code and were subject to a valuation allowance to the extent they are not expected to be realized in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, frequency and severity of current and cumulative losses, duration of statutory carryforward periods, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance against the Company’s deferred tax assets. As of December 31, 2021, we have recorded a valuation allowance against our deferred tax asset that did not meet the more-likely-than-not realization criteria. We increased the valuation allowance on our net deferred taxes by approximately $5.9 million during 2021. The changes in the valuation allowance are primarily due to management concluding that is not more likely than not that the Company will generate sufficient future income to utilize the NOL carryforward and realize the deferred tax assets.

We do not have any unrecorded unrecognized tax positions (“UTPs”) as of December 31, 2021. While we currently do not have any UTPs, it is foreseeable that the calculation of our tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, we would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, we would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. We recognize and include interest and penalties accrued on uncertain tax positions as a component of income tax expense.

The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments. The Company is not currently under any income tax audits or examinations, however, the tax years 2018-2021 remain open for examination.

NOTE 14 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Year Ended
	December 31,
Customer	2021	2020
Customer A	28.11%	29.64%
Customer B	21.50%	25.28%
Customer C	22.36%	23.27%
Customer D	10.79%	*
Total	82.77%	78.19%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	December 31,
Customer	2021	2020
Customer A	51.92%	81.84%
Customer B	17.68%	* %
Total	69.60%	81.84%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Year Ended
	December 31,
Supplier	2021	2020
Supplier A	30.89%	34.59%
Supplier B	13.13%	19.45%
Supplier C	* %	11.46%
Total	44.02%	65.50%

*	Less than 10%.

NOTE 15 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2021 and 2020 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments was as follows:

	For the Year Ended December 31,
	2021	2020
Revenues:
Gaming	$14,267,735	$18,745,166
Esports	807,795	300,363
Total Revenues	$15,075,530	$19,045,529

Gross Profit:
Gaming	$7,226,156	$12,438,584
Esports	320,219	11,073
Total Segment and Consolidated Gross Profit	$7,546,375	$12,449,657

Income (Loss) From Operations:
Gaming	$(33,802,804)	$508,461
Esports	(723,854)	(507,314)
Total Segment and Consolidated Income (Loss) From Operations	$(34,526,658)	$1,147

Depreciation and Amortization:
Gaming	$1,774,072	$718,873
Esports	11,002	1,306
Total Segment Depreciation and Amortization	$1,785,074	$720,179

Interest Expense:
Gaming	$(504,156)	$(717,498)
Esports	-	-
Total Segment Interest Expense	$(504,156)	$(717,498)

Equity gain (loss) in Income:
Gaming	$1,370,837	$-
Esports	-	(70,792)
Total Segment Equity gain (loss) in Income	$1,370,837	$(70,792)

Expenditures for Additions to Long-Lived Assets:
Gaming	$489,167	$126,432
Esports	265,135	10,323
Total Expenditures for Additions to Long-Lived Assets:	$754,302	$136,755

	December 31, 2021	December 31, 2020
Segment Total Assets:
Gaming	$47,511,471	$17,377,993
Esports	3,191,732	9,017
Consolidated Total Assets	$50,703,203	$17,387,010

NOTE 16 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the consolidated financial statements or notes.

On February 8, 2022, the Company entered into a lease agreement with Lemon City Group, LLC for office space located at 350 NE 60th Street, Miami, Florida, 33137. The term of the lease is 5 years commencing April 1, 2022 and expiring on March 31, 2027, terminable with a 60-day written notice with no penalty. The base rent from the lease commencement date through March 31, 2027 is fixed at approximately $22,000 per month. Upon commencement of the lease term on April 1, 2022, the current 5-year lease agreement for office space in Miami, Florida, between 704Games LLC, a subsidiary of the Company, and Lemon City Group, LLC will be terminated without penalty.

On January 6, 2022, the Company granted an aggregate of 12,690 shares of restricted Class A common stock and on January 18, 2022 a further 25,000 shares of restricted Class A common stock, to certain members of the Company’s Board of Directors in connection with certain financial support services to the Board of Directors and in support of certain acquisition activity completed by the Company during the year ended December 31, 2021. Additionally, the Company granted on January 6, 2022 (i) stock options to purchase an aggregate of 57,108 shares of Class A common stock to certain members of the Company’s board of directors and (ii) stock options to purchase an aggregate of 543,066 shares of Class A common stock to various employees of the Company. On March 3, 2022 the Company granted additional stock options to purchase an aggregate of 16,281 shares of Class A common stock to various employees of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded we did not maintain effective internal control over financial reporting as of December 31, 2021 because of the material weaknesses identified below.

As permitted by SEC guidance for newly acquired businesses, we excluded our acquisition of Studio397 from our assessment of internal control over financial reporting as of December 31, 2021 because Studio397 was acquired by us on April 20, 2021 in a purchase business combination and the Company is still in the process of integrating its policies and processes. Studio397 was included in our consolidated financial statements for the year ended December 31, 2021. The total assets and total revenues of Studio397, our wholly owned subsidiary, represent $14,065,730, or 27.74%, and $848,765, or 5.63%, respectively, of our consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2021.

Our independent registered public accounting firm will not be required to issue an attestation report on our internal control over financial reporting until we are no longer an emerging growth company (as defined in the JOBS Act) and a non-accelerated filer.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over (i) the documentation of significant accounting positions, estimates and conclusions that were not contemporaneously formalized and reviewed independently of the preparer, (ii) the segregation of duties and (iii) we did not design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities. These material weaknesses could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified in subclauses (i) and (ii) above were previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Remediation

We are actively engaged in the design and implementation of remedial measures to address the material weaknesses in our internal control over financial reporting. We are committed to improving our internal control processes and resolving our control deficiencies, including the material weaknesses identified above.

To date, we have taken and will continue to take the actions described below to remediate the identified material weaknesses. As the remediation efforts are ongoing, we will continue to evaluate and work to improve our internal control over financial reporting and may implement additional measures, or modify the remedial actions described below, as considerate appropriate, to remediate the identified material weaknesses.

Steps taken to remediate these material weaknesses include the implementation of formal policies, procedures and controls, training on standards of documentary evidence, as well as implementation of controls designed to evaluate the reliability of critical spreadsheets and system generated reports. Further, we are implementing a process for independent review and formal documentation of significant accounting positions, management estimates, underlying assumptions, judgments, and conclusions that are used in the financial statement preparation and reporting process.

We have also worked to remediate the identified material weaknesses in our internal control over financial reporting by implementing measures to strengthen controls including the design of new controls relating to our segregation of duties across all business processes. This includes the development of a Delegation of Authority Matrix that will serve to identify and maintain appropriate segregation of duties across financially significant processes.

Further, management continued to commit resources to improving the Company’s disclosure controls and procedures by establishing a Disclosure Controls Committee.

In addition, during the second half of 2021, management continued to work with its outside Sarbanes-Oxley Act of 2002 (“SOX”) advisors to accomplish its objectives of SOX compliance. The Company completed its initial quantitative and qualitative Financial Risk Assessment (“FRA”) and will continue to review and update its FRA on a periodic basis.

Management has commenced documenting and evaluating the internal controls within the Company’s higher priority entity and business processes in the second half of 2021. Specifically, Entity Level Controls (ELC), Disclosure Controls and Procedures (DCP), Financial Statement Close and Financial Reporting (FSCFR), and Revenue, Equity and Accounts Payable processes have been addressed on a priority basis. The Company is also reviewing the design of its Information Technology General Controls (ITGCs).

The Company continues to evaluate the design of internal controls across various business processes and expects to complete the exercise during the second quarter of 2022 and consequently perform tests of operational effectiveness of the identified key controls in the last two quarters of 2022.

Accordingly, our management plans to continue its efforts to remediate the identified material weaknesses and remains committed to improving our internal control processes, activities and resolving identified deficiencies.

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the fourth quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None noted.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed within 120 days after our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Report are filed as a part of this Report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Motorsport Gaming US LLC	S-1/A	333-251501	2.1	1/11/21

2.2	Delaware Certificate of Conversion	S-1/A	333-251501	2.2	1/11/21

2.3	Florida Articles of Conversion	S-1/A	333-251501	2.3	1/11/21

2.4	Stock Purchase Agreement, dated August 14, 2018, by and between 704Games Company and Motorsport Gaming US LLC	S-1	333-251501	2.4	12/18/20

2.5	Plan of Merger, dated as of April 16, 2021, between 704Games Company and 704 Games LLC	8-K	001-39868	2.1	4/20/21

3.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.2	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.3	Certificate of Merger of 704Games LLC	8-K	001-39868	3.1	4/20/21

4.1	Form of Class A common stock Certificate	S-1	333-251501	4.1	12/18/20

4.2	Description of Motorsport Games Inc.’s Securities Registered under Section 12 of the Exchange Act					X

10.1	Services Agreement, dated January 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.1	12/18/20

10.2.1	Exclusive Promotion Agreement, dated August 3, 2018, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.2.1	12/18/20

10.2.2	Amendment to Exclusive Promotion Agreement, effective as of December 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.2.2	12/18/20

10.3	Promissory Note, dated April 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.3	12/18/20

10.4	Stockholders’ Agreement, dated August 14, 2018, by and among Gaming Nation Inc., PlayFast Games, LLC, Leo Capital Holdings, LLC, HC2 Holdings 2, Inc., Continental General Insurance Company, Motorsport Gaming US LLC and 704Games Company	S-1	333-251501	10.4	12/18/20

10.5	Joint Venture Agreement, dated March 15, 2019, by and among Automobile Club de l’Ouest, Motorsport Gaming US LLC and Le Mans Esports Series Limited	S-1	333-251501	10.5	12/18/20

10.5.1	Amendment No.1, dated January 25, 2021, to Joint Venture Agreement, dated March 15, 2019, between Motorsport Games Inc. and Automobile Club de l’Ouest	8-K	001-39868	10.1	1/27/21

10.6.1	Limited Liability Company Agreement of Racing Pro League, LLC, effective March 1, 2019	S-1	333-251501	10.6.1	12/18/20

10.6.2	Amendment to Limited Liability Company Agreement, dated December 11, 2020	S-1	333-251501	10.6.2	12/18/20

10.7.1*	License Agreement, dated February 11, 2020, by and between National Association for Stock Car Auto Racing, LLC and Racing Pro League, LLC	S-1	333-251501	10.7.1	12/18/20

10.7.2	Amendment to License Agreement, dated December 11, 2020, by and between National Association for Stock Car Auto Racing, LLC and Racing Pro League, LLC	S-1	333-251501	10.7.2	12/18/20

10.8.1*	Second Amended and Restated Distribution and License Agreement, dated January 1, 2019, by and between 704Games Company and NASCAR Team Properties	S-1	333-251501	10.8.1	12/18/20

10.8.2	Amendment to Second Amended Distribution and License Agreement, dated November 30, 2020, by and between 704Games Company and NASCAR Team Properties	S-1	333-251501	10.8.2	12/18/20

10.9*	License Agreement, dated May 29, 2020, by and between BARC (TOCA) Limited and Motorsport Gaming US LLC	S-1	333-251501	10.9	12/18/20

10.10.1*	Distribution Agreement, dated April 18, 2016, by and between U&I Entertainment, LLC and 704Games Company LLC	S-1	333-251501	10.10.1	12/18/20

10.10.2	Amendment to Distribution Agreement, dated November 23, 2020, by and between U&I Entertainment, LLC and 704Games Company	S-1	333-251501	10.10.2	12/18/20

10.11.1+	Employment Agreement, effective as of January 1, 2020, by and between Motorsport Gaming US LLC and Dmitry Kozko	S-1	333-251501	10.11	12/18/20

10.11.2+	Amendment, dated June 18, 2021, to Employment Agreement, effective as of January 1, 2020, by and between Motorsport Games Inc. and Dmitry Kozko	8-K	001-39868	10.1	6/21/21

10.12+	Offer Letter, effective as January 3, 2020, by and between Motorsport Gaming US LLC and Jonathan New	S-1	333-251501	10.12	12/18/20

10.13.1+	Statement of Terms and Conditions of Employment, dated June 26, 2018, by and between Autosport Media UK Limited and Stephen Hood	S-1	333-251501	10.13.1	12/18/20

10.13.2+	Letter Agreement, dated April 5, 2019, by and between Autosport Media UK Limited and Stephen Hood	S-1	333-251501	10.13.2	12/18/20

10.13.3+	Statement of Terms and Conditions of Employment, dated October 1, 2020, by and between Motorsport Games Limited and Stephen Hood	S-1	333-251501	10.13.3	12/18/20

10.14.1	Promotional Services Agreement, dated July 20, 2020, by and between Motorsport Gaming US LLC and Fernando Alonso Diaz	S-1	333-251501	10.14.1	12/18/20

10.14.2	Amendment to Promotional Services Agreement, dated November 23, 2020, by and between Motorsport Gaming US LLC and Fernando Alonso Diaz	S-1	333-251501	10.14.2	12/18/20

10.15.1+	Motorsport Games Inc. 2021 Equity Incentive Plan	S-8	333-252054	99.1	1/12/21

10.15.2+	Form of UK Approved Company Share Option Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.2	12/31/20

10.15.3+	Form of UK Motorsport Games Incentive Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.3	12/31/20

10.16+	Form of Incentive Stock Option Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.16	12/18/20

10.17+	Form of Restricted Stock Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.17	12/18/20

10.18	Grant of the Right of First Refusal, dated May 19, 2020, by and between Motorsport Gaming US LLC and Luminis International B.V.	S-1	333-251501	10.18	12/18/20

10.19*	Software Development and License Agreement, dated May 19, 2020, by and between Motorsport Gaming US LLC and Studio397 B.V.	S-1	333-251501	10.19	12/18/20

10.20*	License Agreement, dated August 11, 2020, by and between Epic Games International S.à.r.l. and MS Gaming Development LLC	S-1	333-251501	10.20	12/18/20

10.21*	Xbox Console Publisher License Agreement, by and between Microsoft Corporation and 704Games Company	S-1	333-251501	10.21	12/18/20

10.22*	PlayStation Global Developer and Publisher Agreement, by and among Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment Europe Ltd. and 704Games Company	S-1	333-251501	10.22	12/18/20

10.23	Stock Purchase Agreement, dated August 18, 2020, by and among HC2 Holdings 2, Inc., Continental General Insurance Company and Motorsport Gaming US LLC	S-1	333-251501	10.23	12/18/20

10.24+	Form of Stock Option Award Agreement to Dmitry Kozko	S-1	333-251501	10.24	12/18/20

10.25	Lease Agreement, dated May 15, 2020, by and between Lemon City Group, LLC and 704Games Company	S-1	333-251501	10.25	12/18/20

10.26	Side Letter Agreement relating to Promissory Note, dated September 4, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.26	12/18/20

10.27	Stock Purchase Agreement, dated October 6, 2020, by and among Leo Capital Holdings, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.27	12/18/20

10.28	Amendment to Promissory Note, dated November 23, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.28	12/18/20

10.29*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.2	1/27/21

10.30*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.3	1/27/21

10.31*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.4	1/27/21

10.32	Asset Purchase Agreement, dated March 18, 2021, among Motorsport Games Inc., Motorsport Games Australia PTY LTD, Black Delta Trading PTY LTD, Black Delta IP PTY LTD and Black Delta Holdings PTY LTD	8-K	001-39868	10.1	3/22/21

10.33*	Share Purchase Agreement, dated April 1, 2021, among Motorsport Games Inc., Luminis International BV and Technology In Business B.V.	8-K	001-39868	10.1	4/1/21

10.34.1	Share Exchange Agreement, dated March 11, 2021, between Motorsport Games Inc. and PlayFast Games, LLC	8-K	001-39868	10.1	3/12/21

10.34.2	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and PlayFast Games, LLC	8-K	001-39868	10.1	4/2/21

10.35.1	Share Exchange Agreement, dated March 14, 2021, between Motorsport Games Inc. and Ascend FS, Inc.	8-K	001-39868	10.1	3/15/21

10.35.2	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and Ascend FS, Inc.	8-K	001-39868	10.2	4/2/21

10.36*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.1	7/15/21

10.37*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.2	7/15/21

10.38	Lease Agreement, dated February 8, 2022, by and between Lemon City Group, LLC and Motorsport Games Inc.	8-K	001-39868	10.1	2/10/22

16.1	Letter from Dixon Hughes Goodman LLP to the SEC, dated September 1, 2021	8-K	001-39868	16.1	9/7/21

21.1	Subsidiaries of Motorsport Games Inc.	S-1	333-251501	21.1	12/18/20

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Dmitry Kozko	Chief Executive Officer and Executive Chairman	March 30, 2022
	Dmitry Kozko	(Principal Executive Officer)

By:	/s/ Jonathan New	Chief Financial Officer	March 30, 2022
	Jonathan New	(Principal Financial and Accounting Officer)

By:	/s/ Neil Anderson	Director	March 30, 2022
Neil Anderson

By:	/s/ Francesco Piovanetti	Director	March 30, 2022
Francesco Piovanetti

By:	/s/ Peter Moore	Director	March 30, 2022
Peter Moore

By:	/s/ James William Allen	Director	March 30, 2022
James William Allen

