Form 10-Q
period 2022-03-31
Motorsport Games Inc.
filed 2022-05-16
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 16, 2022, the registrant had 11,673,587 shares of Class A common stock and 7,000,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended March 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include statements we make relating to:

●	our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of Russia’s invasion of Ukraine, as well as the coronavirus (“COVID-19”) pandemic;

●	new or planned products or offerings, including the anticipated timing of our new product launches under our updated product roadmap, such as our expectation that our next NASCAR title for 2022 will be an update to our 2021 release and our anticipated release of INDYCAR, British Touring Car Championship and Le Mans games in 2023 and 2024;

●	our intentions with respect to our mobile games, including expectations that we will continue to focus on developing and further enhancing our multi-platform games for mobile phones, as well as the anticipated timing of the release of our future mobile games;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on;

●	our expectations that the COVID-19 pandemic will not have a material impact on our future business and operations;

●	our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections;

●	our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend;

●	our intention to continue to look for opportunities to expand the recurring portion of our business;

●	our liquidity and capital requirements, including, without limitation, our ability to continue as a going concern, our belief that our existing cash on hand, together with borrowing availability under the $12 million Line of Credit, will not be sufficient to fund our operations for at least the next 12 months, our belief that it will be necessary for us to secure additional funds, whether through a variety of equity and/or debt financing arrangements or implementing cost reductions through cost control initiatives, to continue our existing business operations and to fund our obligations, our expectation to generate additional liquidity through consummating equity and/or debt financings and through cost control initiatives and our belief that we have access to capital resources, as well as statements regarding our cash flows and anticipated uses of cash;

●	our expectations that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses;

●	our expectations relating to future impairment of intangible assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period, including, without limitation, our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to;

●	our ability to utilize net operating loss carryforwards; and

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends.

ii

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions, as well as any ability to achieve cost reductions; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as volatility in the financial markets, whether attributable to COVID-19, Russia’s invasion of Ukraine or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties or delays in using its product development personnel in Russia due to Russia’s invasion of Ukraine and the related sanctions and/or more restrictive sanctions rendering transacting in the region more difficult or costly and/or difficulties and/or delays arising out of any resurgence of the ongoing and prolonged COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to Russia’s invasion of Ukraine;

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic;

(vi)	our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	our ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, higher energy prices and higher interest rates;

(xii)	our ability to protect its intellectual property;

(xiii)	local, industry and general business and economic conditions; and/or

(xiv)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings.

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

iii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021

Assets

Current assets:
Cash and cash equivalents	$12,367,235	$17,819,640
Accounts receivable, net of allowances of $4,798,124 and $4,563,884, at March 31, 2022 and December 31, 2021, respectively	2,753,873	5,490,272
Due from related parties	39,233	137,574
Prepaid expenses and other current assets	1,708,330	1,175,354
Total Current Assets	16,868,671	24,622,840
Property and equipment, net	722,982	727,089
Operating lease right of use assets	681,315	-
Goodwill	-	4,867,465
Intangible assets, net	15,308,597	20,485,809
Total Assets	$33,581,565	$50,703,203

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$592,667	$1,784,645
Accrued expenses and other liabilities	2,574,533	3,524,271
Due to related parties	117,153	119,015
Purchase commitments	3,276,863	3,170,319
Operating lease liabilities (current)	206,690	-
Total Current Liabilities	6,767,906	8,598,250
Operating lease liabilities (non-current)	485,115	-
Other non-current liabilities	4,145,094	4,122,950
Total Liabilities	11,398,115	12,721,200

Commitments and contingencies (Note 11)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Class A common stock - $0.0001 par value; authorized 100,000,000 shares; 11,673,797 and 11,635,897 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,168	1,164
Class B common stock - $0.0001 par value; authorized 7,000,000 shares; 7,000,000 and 7,000,000 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	700	700
Additional paid-in capital	76,004,201	75,651,175
Accumulated deficit	(53,125,943)	(37,988,326)
Accumulated other comprehensive loss	(1,070,620)	(945,375)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	21,809,506	36,719,338
Non-controlling interest	373,944	1,262,665
Total Stockholders’ Equity	22,183,450	37,982,003
Total Liabilities and Stockholders’ Equity	$33,581,565	$50,703,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues	$3,321,789	$2,474,132
Cost of revenues [1]	2,013,806	781,808
Gross profit	1,307,983	1,692,324

Operating expenses:
Sales and marketing	1,688,449	1,024,218
Development [2]	2,404,338	1,250,362
General and administrative [3]	3,423,153	14,764,038
Impairment of goodwill	4,788,268	-
Impairment of intangible assets	4,491,054	-
Depreciation and amortization	116,071	30,775
Total operating expenses	16,911,333	17,069,393
Loss from operations	(15,603,350)	(15,377,069)
Interest expense [4]	(201,596)	(119,539)
Gain attributable to equity method investment	-	1,370,837
Other (expense) income, net	(162,099)	40,347
Net loss	(15,967,045)	(14,085,424)
Less: Net loss attributable to non-controlling interest	(829,428)	(273,450)
Net loss attributable to Motorsport Games Inc.	$(15,137,617)	$(13,811,974)

Net loss attributable to Class A common stock per share:
Basic and diluted	$(1.30)	$(1.30)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	11,668,160	10,637,065

[1]	Includes related party costs of $6,228 and $0 for the three months ended March 31, 2022 and 2021, respectively.

[2]	Includes related party expenses of $22,606 and $577 for the three months ended March 31, 2022 and 2021, respectively.

[3]	Includes related party expenses of $22,886 and $1,436,234 for the three months ended March 31, 2022 and 2021, respectively.

[4]	Includes related party expenses of $0 and $105,845 for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,967,045)	$(14,085,424)
Other comprehensive loss:
Foreign currency translation adjustments	(125,245)	(32,914)
Comprehensive loss	(16,092,290)	(14,118,338)
Comprehensive loss attributable to non-controlling interests	(888,721)	(273,450)
Comprehensive loss attributable to Motorsport Games Inc.	$(15,203,569)	$(13,844,888)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Member’s	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2022	11,635,897	$1,164	7,000,000	$700	$-	$75,651,175	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Stock-based compensation	37,900	4	-	-	-	353,026	-	-	353,030	-	353,030
Other comprehensive loss	-	-	-	-	-	-		(125,245)	(125,245)	(59,293)	(184,538)
Net loss	-	-	-	-	-	-	(15,137,617)	-	(15,137,617)	(829,428)	(15,967,045)
Balance - March 31, 2022	11,673,797	$1,168	7,000,000	$700	$-	$76,004,201	$(53,125,943)	$(1,070,620)	$21,809,506	$373,944	$22,183,450

	For the Three Months Ended March 31, 2021

Balance - January 1, 2021	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interests into shares of common stock	7,000,000	700	7,000,000	700	(3,791,674)	3,790,274	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	3,450,000	345	-	-	-	63,073,783	-	-	63,074,128	-	63,074,128
Stock-based compensation	330,633	33	-	-	-	9,076,883	-	-	9,076,916	-	9,076,916
Purchase of additional interest in Le Mans	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Comprehensive loss:									-
Other comprehensive loss	-	-	-	-	-	-	-	(32,914)	(32,914)	-	(32,914)
Net loss	-	-	-	-	-	-	(13,811,974)	-	(13,811,974)	(273,450)	(14,085,424)
Balance - March 31, 2021	10,780,633	$1,078	7,000,000	$700	$-	$75,940,940	$(18,638,309)	$(27,986)	$57,276,423	$3,957,001	$61,233,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net Loss	$(15,967,045)	$(14,085,424)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of intangible assets	4,491,054	-
Impairment of goodwill	4,788,268	-
Depreciation and amortization	577,514	136,600
Non-cash lease expense	70,701	-
Stock-based compensation	353,030	9,076,916
Gain on equity method investment	-	(1,370,837)
Sales return and price protection reserves	234,240	40,800
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Account receivable	2,497,895	362,766
Operating lease liabilities	(60,211)	-
Prepaid expenses	(541,640)	(347,787)
Other assets	-	25,000
Accounts payable	37,705	(288,733)
Other non-current liabilities	(1,187,721)	50,555
Accrued expenses	(882,896)	(434,608)
Net Cash used in operating activities	(5,589,106)	(6,834,752)

Cash flows from investing activities:
Acquisition of Le Mans, net of cash acquired	-	153,250
Acquisition of Motorsport Games Australia	-	(1,000,000)
Purchase commitment liability	-	(26,000)
Purchase of property and equipment	(101,004)	(83,751)
Net cash used in investing activities	(101,004)	(956,501)

Cash flows from financing activities:
Advances from related parties	148,152	1,772,503
Repayments on advances from related parties	-	(11,800,000)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs	-	63,661,128
Net cash provided by financing activities	148,152	53,633,631

Effect of exchange rate changes on cash and cash equivalents	89,553	(54,433)

Net (decrease) increase in cash and cash equivalents	(5,452,405)	45,787,945

Cash and cash equivalents at the beginning of period	17,819,640	3,990,532
Cash and cash equivalents at the end of period	$12,367,235	$49,778,477

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$639,786

Non-cash investing and financing activities:
Purchase of Le Mans additional interest	$-	$1,584,892
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$-	$587,000

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

Risks and Uncertainties

COVID-19 Pandemic

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for the Company and others, which has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. In late fiscal 2020 and throughout fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions where the Company operates and began to be administered, and the Company saw some loosening of government-mandated COVID-19 restrictions in certain locations, such as the United States, in response to improved COVID-19 infection levels. More recently, new variants of COVID-19, such as the Omicron variant, that are significantly more contagious than previous strains, have emerged. Further, the effectiveness of approved vaccines on these new strains remains uncertain. The spread of these new strains have caused some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants. While these lockdowns have begun to be lifted, the lingering impact of COVID-19 has continued to create significant volatility throughout the global economy, such as supply chain disruptions, limited labor supplies and higher inflation, which in turn has caused constraints on consumer spending.

As a result of the ongoing and prolonged COVID-19 pandemic, including the related responses from government authorities, the Company’s business and operations were impacted, including the temporary closures of its offices in Miami, Florida, Silverstone, England, and Moscow, Russia during 2021, which resulted in many of the Company’s employees working remotely. During the initial COVID-19 outbreak in 2020, demand for the Company’s games generally increased, which the Company believes was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there was a significant increase in viewership of the Company’s esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as the Company was able to attract many of the top “real world” motorsport stars to compete. Conversely, several retailers have experienced, closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic and its variants, which has negatively impacted the sales of the Company’s products from such retailers. Additionally, in the Company’s esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the cancellation or postponement of certain events to later dates or shifting events from an in-person format to online only. The emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to the Company’s business and operations, such as those discussed above and in the section entitled “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022 (the “2021 Form 10-K”).

Although the Company does not currently expect the COVID-19 pandemic to have a material impact on its future business and operations, the Company continues to monitor the evolving situation caused by the COVID-19 pandemic, and the Company may take further actions required by governmental authorities or that the Company determines are prudent to support the well-being of the Company’s employees, suppliers, business partners and others. The degree to which the ongoing and prolonged COVID-19 pandemic impacts the Company’s operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; and the effect on discretionary spending by consumers; and how quickly and to what extent normal economic and operating conditions can resume.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2021 and 2020 and for the years then ended which are included in the 2021 Form 10-K.

Liquidity and Going Concern

On January 15, 2021, the Company completed its initial public offering which resulted in net proceeds to the Company of approximately $63.1 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

For the three months ended March 31, 2022, the Company had a net loss of approximately $16.0 million and negative cash flows from operations of approximately $5.6 million. As of March 31, 2022, the Company had an accumulated deficit of $53.1 million. It is expected that the Company will continue to incur operating expenses and, as a result, the Company will need to continue to grow revenues to reach profitability and positive cash flows. We expect to continue to incur losses for the foreseeable future as we continue to develop our product portfolio and invest in the development of new video game titles.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The factors described above, in particular the available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

We continue to explore additional funding in the form of equity and/or debt financing arrangements and consider these to be viable options to support future liquidity needs, providing such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. We are also seeking to improve our liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives.

As we continue to evaluate incremental funding solutions, we have reevaluated our product roadmap in the first quarter of 2022 and modified the expected timing and scope of certain new product releases. These changes have been made not only to maintain the development of high-quality video game titles but also to improve the timing of certain working capital requirements and reduce expenditures, thereby decreasing our expected future cash-burn and improve our short-term liquidity needs. If needed, further adjustments could be made that would decrease short-term working capital requirements, while pushing out the timing of expected revenues.

We expect to generate additional liquidity through consummating equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, and/or adjusting our product roadmap to reduce near term need for working capital. If we are unable to generate adequate revenue and profit growth, there can be no assurances that such actions will provide us with sufficient liquidity to meet our cash requirements as, among other things, our liquidity can be impacted by a number of factors, including our level of sales, costs and expenditures, as well as accounts receivable and sales allowances.

There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all, to satisfy our future needed liquidity and capital resources. If we are unable to obtain adequate funds on acceptable terms, we may be required to, among other things, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

If we are unable to satisfy our cash requirements from the sources identified above, we could be required to adopt one or more of the following alternatives:

●	selling assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or
●	reducing other discretionary spending.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Adoption of Accounting Pronouncements

On January 1, 2022, the Company adopted Accounting Standard Update 2016-02, Leases (Topic 842) (“ASC 842”) using the modified retrospective approach and elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Company applied the guidance to all existing leases.

For leases with a term greater than 12 months, the new guidance requires the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. Upon adoption of ASC 842, the Company recognized approximately $751,000 of operating lease assets and operating lease liabilities primarily related to real estate, which were presented in the condensed consolidated balance sheet as operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to retained earnings on adoption. The comparative information presented has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company opted to apply the optional package of practical expedients permitted under ASC 842, which eliminated the requirement to reassess prior conclusions regarding lease identification, classification and initial direct costs.

The adoption of ASC 842 did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows.

On January 1, 2022, the Company adopted ASU 2020-01, Investments—Equity Securities (“Topic 321”), Investments—Equity Method and Joint Ventures (“Topic 323”), and Derivatives and Hedging (“Topic 815”)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. The adoption of ASU 2020-01 did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU 2019 -12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements included in the 2021 Form 10-K, except as disclosed in this note.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2022 and 2021, there were no revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Sales Allowance, Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See “Note 2 – Summary of Significant Accounting Policies – Accounts Receivable” in the 2021 Form 10-K for additional details. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher than expected returns or higher price protection in subsequent periods. The Company’s sales returns and price protection reserves for the three months ended March 31, 2022 and December 31, 2021 were $4,798,124 and $4,563,884, respectively. The Company recognized approximately $234,240 and $40,800 of sales returns and price protection charges as a reduction of revenues for the three months ended March 31, 2022 and 2021, respectively.

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

We generally estimate the value of stock options using a Black-Scholes option pricing model. This estimate is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2022	2021
Stock options	1,059,837	382,518
	1,059,837	382,518

Motorsport Games Inc. and Subsidiaries

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

Motorsport Games Inc. and Subsidiaries

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INTANGIBLE ASSETS

Licensing Agreements

The Company has license agreements with various entities related to the development of video games and the organization and facilitation of esports events, including BARC (TOCA) Limited (“BARC”) with respect to the British Touring Car Championship (the “BTCC”) and INDYCAR LLC (“INDYCAR”) with respect to the INDYCAR SERIES. As of March 31, 2022 and March 31, 2021, the Company had a remaining liability in connection with these licensing agreements of $3,812,559 and $822,184, respectively, which is included in other non-current liabilities on the condensed consolidated balance sheets.

Impairment

During the three months ended March 31, 2022, the Company identified triggering events that indicated its allocated intangible and finite-lived intangible assets were at risk of impairment and as such, performed quantitative impairment assessments of all its intangible and finite-lived intangible assets. The primary triggers for the impairment review were changes made to the Company’s product roadmap in the first quarter of the fiscal year ending December 31, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of the Company’s market capitalization which had reduced significantly since December 31, 2021, the date of the last impairment assessment. These changes were made by the Company to better align the product roadmap with the Company’s ability to produce and release high quality games.

As a result of the quantitative assessments, the Company determined the fair value of its rFactor 2 trade name and Le Mans video gaming license (the “Le Mans Gaming License”) indefinite-lived intangible assets, as well as certain finite-lived technology intangible assets, were lower than their carrying values and recorded an impairment loss for the indefinite-lived intangible assets for the period ended March 31, 2022 of $2,051,852 for rFactor 2 trade name and $1,118,209 for the Le Mans Gaming License. Additionally, the Company recorded impairment of finite-lived software technology for $1,320,993 during the period ended March 31, 2022.

The Company determined the fair value of the indefinite-lived intangible assets using a relief-from-royalty method for the trade name and a discounted cash flow valuation model for the Le Mans Gaming License and used a cost to recreate valuation model for the finite-lived technology intangible asset. The impairment loss for indefinite- and finite-lived intangible assets was primarily driven by a reduction in expected future revenues, following changes to the Company’s product roadmap, as well as changes to the discount rates applied, royalty rates and technological obsolescence assumptions used in the valuation models. The principal assumptions used in the relief-from-royalty method analysis used to determine the fair value of the rFactor 2 trade name consisted of forecasted revenues, royalty rate and weighted average cost of capital (i.e., discount rate), while the principal assumptions used in the discounted cash flow valuation model for the Le Mans Gaming License were forecasted revenues and weighted average cost of capital. The principal assumptions used in determining the fair value of the finite-lived technology intangible asset were number of production hours, cost per hour and technological obsolescence. The Company considers these assumptions to be judgmental and subject to risk and uncertainty, which could result in further changes in subsequent periods.

The impairment loss is presented as impairment of intangible assets in the condensed consolidated statements of operations and comprehensive loss.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of intangible assets as of March 31, 2022:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreement (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2022	$7,198,363	$2,810,000	$10,364,541	$560,000	$2,672,581	$257,530	$(3,377,206)	$20,485,809
Amortization expense	-	-	-	-	-	-	(482,716)	(482,716)
Impairment of intangible assets	-	(1,118,209)	(1,320,993)	-	(2,051,852)	-	-	(4,491,054)
FX translation adjustments	(66,276)	-	(108,717)	-	(40,285)	(2,048)	13,884	(203,442)
Balance as of March 31, 2022	$7,132,087	$1,691,791	$8,934,831	$560,000	$580,444	$255,482	$(3,846,038)	$15,308,597

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2022	$912,260	$1,843,715	$560,000	$61,231	$3,377,206
Amortization expense	57,186	404,257	-	21,273	482,716
FX translation adjustments	-	(13,470)	-	(414)	(13,884)
Balance as of March 31, 2022	$969,446	$2,234,502	$560,000	$82,090	$3,846,038

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2022 (remaining period)	$978,499
2023	1,739,553
2024	1,679,637
2025	1,532,268
2026	1,302,260
Thereafter	2,027,226
$9,259,443

Amortization expense related to intangible assets was $482,716 and $110,297 for the three months ended March 31, 2022 and 2021, respectively. Within intangible assets is approximately $3,457,202 of non-amortizing assets. These non-amortizing licensing agreements will commence amortizing upon release of the first title under the respective license agreement.

NOTE 4 – GOODWILL

The carrying amount of goodwill attributable to our Gaming and esports reporting units and the changes in such balances during the three months ended March 31, 2022 were as follows:

	Games	Esports	Total
Balance as of January 1, 2022	$4,802,882	$64,583	$4,867,465
Impairment of Goodwill	(4,723,685)	(64,583)	(4,788,268)
Foreign exchange	(79,197)	-	(79,197)
Balance as of March 31, 2022	$-	$-	$-

During the three months ending March 31, 2022, the Company identified triggering events that indicated its goodwill associated with the acquisition of Studio397 was at risk of impairment and as such, performed a quantitative impairment assessment to determine whether the fair value of the associated reporting unit exceeded its fair value. The primary triggers for the impairment review were changes made to Motorsport Games’ product roadmap in the first quarter of the fiscal year ending December 31, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of Motorsport Games’ market capitalization which had reduced significantly since December 31, 2021, the date of the last impairment assessment. These changes were made by the Company to better align the product roadmap with the Company’s ability to produce and release high quality games.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the quantitative assessment, the Company determined the carrying value of its Gaming reporting unit exceeded its fair value and determined the associated goodwill was fully impaired. An impairment loss of $4,788,268 was recorded for the three-months ended March 31, 2022. The Company determined the fair value of the Gaming reporting unit using a discounted cash flow valuation model. The impairment loss was primarily driven by a reduction in expected future revenues, following changes to the Company’s product roadmap, as well as higher discount rate applied in the valuation model. The principal assumptions used in the discounted cash flow valuation model were forecasted revenues and weighted average cost of capital (i.e., discount rate).

The impairment loss is presented as impairment of goodwill in the condensed consolidated statements of operations and comprehensive loss.

NOTE 5 - LEASES

The Company’s operating leases primarily relate to real estate, which include office space in the U.S., the U.K., and Russia. The Company’s leases have established fixed payment terms that are typically subject to annual rent increases throughout the term of each lease agreement. The Company’s lease agreements have varying noncancelable rental periods and do not typically include options for the Company to extend the lease terms.

The Company’s operating leases have been presented in operating right-of-use assets, operating lease liabilities (short-term) and operating lease liabilities (long-term), on the Company’s condensed consolidated balance sheet as of March 31, 2022. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Refer to Note 1, Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation, for further information on the adoption of ASC 842.

Incremental borrowing rate

The Company’s lease agreements do not provide an implicit rate to determine the present value of lease payments. As such, the Company uses its incremental borrowing rate to determine the present value of lease payments. The Company derives its incremental borrowing rate from information available at the lease commencement date, which represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. As the Company did not have external borrowings at the adoption date with comparable terms to its lease agreements, the Company estimated its borrowing rate based on Prime Rate, adjusted for the US Treasury note rates for the same term as the associated lease and the Company’s credit risk spread.

The components of lease expense were as follows:

	Condensed Consolidated Statement of Comprehensive Loss Classification	Three Months Ended March 31, 2022
Short-term operating lease expense		$28,965
Operating lease expense	G&A	70,701
Total lease costs		$99,666

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

Three Months Ended March 31, 2022
Weighted-average remaining lease term - operating leases (years)	4.38
Weighted-average discount rate - operating leases	7.62%

Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$99,889

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022, maturities related to lease liabilities were as follows:

Operating Leases
2022 (remaining period)	$210,952
2023	285,528
2024	196,377
2025	38,749
2026	13,374
Thereafter	-
Total lease payments	$744,980
Less effects of imputed interest	(53,175)
Present value of lease liabilities	$691,805

The above operating lease payments exclude $1,300,740 of required minimum lease payments for operating lease agreements executed but not commenced, as the Company has not received control of the leased assets as of March 31, 2022. See Note 8 – Related Party Transactions for further details.

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2021 were as follows:

For the Years Ending December 31,	Total
2022	$299,442
2023	289,218
2024	189,786
2025	48,104
2026	24,069
$850,619

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued royalties	$1,075,959	$1,694,011
Accrued professional fees	105,091	80,909
Accrued consulting fees	515,564	106,006
Accrued development costs	394,421	968,007
Accrued eSport prize money	-	168,959
Accrued rent	28,145	40,787
Accrued taxes	35,427	31,491
Accrued payroll	201,742	235,224
Accrued other	218,184	198,877
Total	$2,574,533	$3,524,271

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – DUE TO/FROM RELATED PARTIES

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, LLC (“Motorsport Network”), that provides the Company with a line of credit of up to $10,000,000 (and after the amendment described below, up to $12,000,000) at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. The principal amount under the $12 million Line of Credit was primarily funded through one or more advances from Motorsport Network, including advances in August and October 2020 for purposes of acquiring an additional ownership interest in 704Games. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, which has agreed, pursuant to a Side Letter Agreement related to the $12 million Line of Credit, dated September 4, 2020, not to demand or otherwise accelerate any amount due under the $12 million Line of Credit that would otherwise constrain the Company’s liquidity position, including the Company’s ability to continue as a going concern. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10,000,000 to $12,000,000, with no changes to the other terms. The Company recorded related party interest expense of $0 and $105,845 during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2021, the Company drew down an additional $1,906,248 under the $12 million Line of Credit and repaid approximately $11,800,000 of the $12 million Line of Credit to Motorsport Network, such that the balance due to Motorsport Network under the $12 million Line of Credit was $959,784 as of March 31, 2021. As of both March 31, 2022 and December 31,2021, the Company owed $0 of principal and accrued interest on the $12 million Line of Credit.

In addition to the $12 million Line of Credit, the Company had regular related party receivables and payables outstanding as of March 31, 2022. Specifically, the Company owed $117,153 to its related parties as a related party payable and was due $39,233 from its related parties as a related party receivable. $71,864 has been paid to related parties during the three months ended March 31, 2022, in settlement of related party payables.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, Motorsport Network, and other related entities pay for Company expenses on the Company’s behalf. In addition, Motorsport Network occasionally advances funds to the Company under the $12 million Line of Credit. During the three months ended March 31, 2022 and 2021, the Company incurred expenses of $0 and $5,562, respectively, that were paid by Motorsport Network on its behalf and are reimbursable by the Company to Motorsport Network under the $12 million Line of Credit. During the three months ended March 31, 2022 and 2021, the Company received from Motorsport Network cash proceeds of $0 and $1,906,248, respectively, in connection with advances under the $12 million Line of Credit.

During the three months ended March 31, 2022 and 2021, an entity wholly owned by Motorsport Network provided services associated with In-Kind Consideration of $0 and $27,900, respectively, to 704Games in connection with the terms of the acquisition. Such amounts are reflected as related party operating expenses on the condensed consolidated statements of operations.

As of March 31, 2022 and December 31, 2021, there was $33,856 and $24,348, respectively, related to these services included within due to related parties on the consolidated balance sheets.

Leasing agreements

On  February 8, 2022, the Company entered into a new lease agreement with Lemon City Group, LLC, an entity controlled by Mike Zoi, for office space located in Miami, Florida. The term of this new lease is 5 years which commenced April 1, 2022 and expires on March 31, 2027, and is terminable with a 60-day written notice, by either party, with no penalty. The base rent from this new lease is fixed at approximately $22,000 per month. On April 1, 2022, the previous lease agreement for office space in Miami, Florida between 704Games LLC and Lemon City Group, LLC was terminated without penalty.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Stock Warrants

As of March 31, 2022 and December 31, 2021, 704Games has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of March 31, 2022, the warrants had no intrinsic value and a remaining life of 3.5 years.

NOTE 10 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 1,000,000 shares of Class A common stock to be available for issuance. As of March 31, 2022, 140,383 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, notably awards made to Motorsport Games’ Chief Executive Officer in conjunction with Motorsport Games’ initial public offering that vested immediately, as well as those made to Motorsport Games’ directors that vested on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

The following is a summary of stock-based compensation award activity for the periods ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022
	Number of Options	Vesting Term	Contractual Term	Grant Date Fair Value
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2022 (net of forfeitures)	312,689
Stock options award to employees under the MSGM 2021 Stock Plan	559,347	3 Years	10 Years	$1,151,495
Stock options awarded to Board of Directors under the MSGM 2021 Stock Plan	57,108	1 Year	10 Years	$120,630
Restricted share awards to Board of Directors under the MSGM 2021 Stock Plan	37,690	Immediate	-	$148,499
Forfeited, cancelled or expired	(107,218)
Awards outstanding under the MSGM 2021 Stock Plan as of March 31, 2022 (net of forfeitures)	859,616

	For the Three Months Ended March 31, 2021
	Number of Options	Vesting Term	Contractual Term	Grant Date Fair Value
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2021 (net of forfeitures)	-
Stock options award to employees under the MSGM 2021 Stock Plan [1]	314,403	1 - 3 Years	10 Years	$2,542,356
Stock options awarded to Board of Directors under the MSGM 2021 Stock Plan	11,250	1 Year	10 Years	$126,205
Restricted share awards to Board of Directors under the MSGM 2021 Stock Plan	10,000	Immediate	-	$200,000
Forfeited, cancelled or expired	(22,964)
Awards outstanding under the MSGM 2021 Stock Plan as of March 31, 2021 (net of forfeitures)	312,689

[1]	3,344 awards issued on August 25, 2021 have a vesting term of 1 year and a grant date fair value of $14,831, with the remaining 311,059 awards vesting over a 3 year period and a grant date fair value of $2,527,525.

Stock-Based Compensation

For three months ended March 31, 2022 and 2021, the Company recognized aggregate stock-based compensation expense of $353,030 and $9,076,916, respectively, related to the issuances of stock options and restricted stock awards. As of March 31, 2022, there was $2,394,810 of unrecognized stock-based compensation expense which will be recognized over approximately 3 years.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2022 and December 31, 2021, the Company has not accrued any amounts for contingencies.

On February 11, 2021, HC2 Holdings 2 Inc. and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the U.S. District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the sole manager of Motorsport Network (collectively, the “Individual Defendants”). The complaint alleges misrepresentations and omissions by the Company concerning 704Games’ financial condition and future prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act; joint and several liability of the Individual Defendants under Section 20(a) of the Exchange Act with respect to the alleged violation of Section 10(b) and Rule 10(b); alleged violation by the Company of Section 20A of the Exchange Act in connection with plaintiffs’ August 18, 2020 sale to the Company of an aggregate of 106,307 shares of common stock of 704Games, which is equal to 26.2% of the outstanding common stock of 704Games (the “Stock Sale”); alleged breach of the Company’s obligations under the Stockholders’ Agreement, dated August 14, 2018, by and among the Company and the other stockholders of 704Games, in connection with 704Games’ requirement to provide financial information about 704Games to the plaintiffs; the defendants’ alleged fraudulent inducement of the plaintiffs to enter into a stock purchase agreement for the Stock Sale; the defendants’ alleged breach of fiduciary duty by alleged failure to disclose key financial and other information about 704Games and allegedly diverting corporate opportunities for the benefit of defendants; and alleged unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on August 18, 2020, the date of the Stock Sale, and the purchase price that was paid in the Stock Sale, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ amended complaint. On March 28, 2022, the court entered an order denying the motion to dismiss.

Motorsport Games Inc. and Subsidiaries

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

On March 22, 2021, the Company entered into a binding term sheet (as amended, the “Digital Tales Term Sheet”) with EleDa s.r.l. (“EleDa”) in connection with a contemplated acquisition by the Company of the shares of Digital Tales USA, LLC, a Florida limited liability company. The Digital Tales Term Sheet expired on September 30, 2021, and the Company and EleDa did not consummate any transaction by such date, nor does the Company expect to complete any such transaction. On September 29, 2021, EleDa filed a complaint in the Eleventh Judicial Circuit Court of Florida against the Company and its Chief Executive Officer relating to the expiration of the Digital Tales Term Sheet, without having consummated any transaction. In November 2021, the Company filed a motion to dismiss the plaintiffs’ complaint and EleDa filed an amended complaint on February 2, 2022. The Company filed a motion to extend case management deadlines in March 2022. The Company subsequently completed an out of court settlement with the plaintiff in April 2022. Please see Note 14 – Subsequent Events, for further details.

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, upon payment of the initial license fee described below, the Company was granted a non-exclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for its next generation of games. The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the three months ended March 31, 2022, Epic earned royalties of approximately $114,738 under the agreement. During a 2-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Minimum Royalty Guarantees

The Company is required to make certain minimum royalty guarantee payments to third-party licensors, arising primarily from its NASCAR, INDYCAR and BTCC licenses, Le Mans Video Gaming License and Le Mans Esports License. These minimum royalty guarantee payments apply throughout the duration of the licensing agreements, which expire between fiscal years ending December 31, 2026 and 2031, and give rise to a commitment of approximately $35.5 million, in the aggregate, for the duration of these arrangements. The Company expects to pay $3.55 million in cash payments in order to comply with the license agreements’ minimum royalty guarantees during the fiscal year ending December 31, 2022.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Three Months Ended March 31,
Customer	2022	2021
Customer A	15.3%	*
Customer B	18.2%	35.8%
Customer D	24.1%	42.1%
Customer E	16.8%	*
Total	74.4%	77.9%

*	Less than 10%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	March 31,	December 31,
Customer	2022	2021
Customer A	36.6%	51.9%
Customer B	22.6%	17.7%
Customer C	17.4%	*
Total	76.6%	69.6%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Three Months Ended March 31,
Supplier	2021	2020
Supplier A	19.0	39.5%
Supplier B	14.8	*
Supplier C	11.3	18.4%
Total	45.1	57.9%

*	Less than 10%.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2022 and 2021 were: (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the U.S., no geographical segments are presented.

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

Segment information available with respect to these reportable business segments was as follows:

		For the Three Months Ended,
		March 31,
		2022	2021

Revenues:
	Gaming	$2,958,388	$2,450,213
	Esports	363,401	23,919
Total Segment and Consolidated Revenues		$3,321,789	$2,474,132

Cost of Revenues:
	Gaming	$1,404,007	$715,116
	Esports	609,799	66,692
Total Segment and Consolidated Cost of Revenues		$2,013,806	$781,808

Gross Profit (Loss):
	Gaming	$1,554,381	$1,735,097
	Esports	(246,398)	(42,773)
Total Segment and Consolidated Gross Profit		$1,307,983	$1,692,324

(Loss) From Operations:
	Gaming	$(15,044,421)	$(15,193,260)
	Esports	(558,929)	(183,809)
Total Segment and Consolidated (Loss) From Operations		$(15,603,350)	$(15,377,069)

Depreciation and Amortization:
	Gaming	$107,483	$30,775
	Esports	8,588	-
Total Segment and Consolidated Depreciation
and Amortization		$116,071	$30,775

Interest Expense:
	Gaming	$(201,596)	$(119,539)
	Esports	-	-
Total Segment and Consolidated Interest Expense		$(201,596)	$(119,539)

Gain Attributable to Equity Method Investment:
	Gaming	$-	$1,370,837
	Esports	-	-
Total Gain Attributable to Equity Method Investment		$-	$1,370,837

Other Income (Loss), Net:
	Gaming	$(157,123)	$40,347
	Esports	(4,976)	-
Total Other Income (Loss), Net		$(162,099)	$40,347

Net Loss:
	Gaming	$(15,403,140)	$(13,901,611)
	Esports	(563,905)	(183,813)
Total Segment and Consolidated Net Loss		$(15,967,045)	$(14,085,424)

		March 31, 2022	December 31, 2021
Segment Total Assets:
	Gaming	$31,493,831	$47,511,471
	Esports	2,087,734	3,191,732
Consolidated Total Assets		$33,581,565	$50,703,203

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustments or disclosure in the condensed consolidated financial statements or notes.

On April 12, 2022, Motorsport Games Inc. reached a settlement agreement with Eleda, paying Eleda $325,000 as consideration for a full release and dismissal of all claims.

On April 22, 2022, Motorsport Games entered into a letter agreement (the “Amendment”) amending the terms of (i) the share purchase agreement dated March 31, 2021 (the “SPA”) with Luminis International BV, Technology In Business B.V. (“TIB”) and certain TIB’s shareholders parties to such amendment and (ii) the related deed of pledge that secured payment by the Company of the $3,200,000 deferred installment of the purchase price under the SPA.

Pursuant to the Amendment, the deferred installment amount due to be paid under the SPA by the Company on the first anniversary of closing was reduced from $3,200,000 to $1,000,000, with the remaining $2,200,000 further deferred and to be paid within 90 days of the date that the Company makes such $1,000,000 payment. Further, pursuant to the Amendment, secured obligations under the deed of pledge were correspondingly reduced from $3,200,000 to $2,200,000 following the finalization of an amendment to the deed of pledge on May 12, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended March 31, 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report.

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

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content (sometimes known as “games-as-a-service”). For fiscal year 2021 and three months ended March 31, 2022, a majority of our revenue was generated from sales of our NASCAR racing video games.

As of March 31, 2022, we have increased our total headcount to 194 people, made up of 193 full-time employees, including 134 dedicated to game development, in order to continue the development of our expanded product offerings.

COVID-19 Pandemic Update

The global spread of the ongoing and prolonged COVID-19 pandemic and its variants has created significant business uncertainty for us and others, which has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets. Additionally, the outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. In late fiscal 2020 and throughout fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions where we operate and began to be administered, and we saw some loosening of government-mandated COVID-19 restrictions in certain locations, such as the U.S., in response to improved COVID-19 infection levels. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, that are significantly more contagious than previous strains, have emerged. Further, the effectiveness of approved vaccines on these new strains remains uncertain. The spread of these new strains have caused some government authorities to reimpose some or all of the earlier restrictions or impose other restrictions, all in an effort to lessen the spread of COVID-19 and its variants. While these lockdowns have begun to be lifted, the lingering impact of COVID-19 has continued to create significant volatility throughout the global economy, such as supply chain disruptions, limited labor supplies and higher inflation, which in turn has caused constraints on consumer spending.

As a result of the ongoing and prolonged COVID-19 pandemic, including the related responses from government authorities, our business and operations were impacted, including the temporary closures of our offices in Miami, Florida, Silverstone, England, and Moscow, Russia during 2021, which has resulted in many of our employees working remotely. During the initial COVID-19 outbreak in 2020, demand for our games generally increased, which we believe was primarily attributable to a higher number of consumers staying at home due to COVID-19 related restrictions. Similarly, there was a significant increase in viewership of our esports events since the initial impact of the virus, as these events began to air on both digital and linear platforms, particularly as we were able to attract many of the top “real world” motorsport stars to compete. Conversely, several retailers have experienced closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic and its variants, which has negatively impacted the sales of our products from such retailers. Additionally, in our esports business, the ongoing and prolonged COVID-19 pandemic has resulted in the cancellation or postponement of certain events to later dates or shifting events from an in-person format to online only. The emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, such as those discussed above and in the section entitled “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K.

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

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR products have historically accounted for the majority of our revenue , however we have diversified our product offerings and are generating revenues from KartKraft, rFactor2 and Le Mans 24 hour virtual event reducing the percentage of revenues from NASCAR. We released: (i) our next generation NASCAR console/PC game, NASCAR 21: Ignition, on October 28, 2021; (ii) NASCAR Heat Ultimate Edition+ on Nintendo Switch on November 19, 2021, the first-ever NASCAR title to come to Nintendo Switch; and (iii) the full release of the KartKraft kart racing simulator on January 26, 2022 for the PC. Additionally, in May 2020 and January 2021, respectively, we obtained the exclusive licenses to develop multi-platform games for the BTCC and the WEC series, including the iconic 24 hours of Le Mans race, and in July 2021, we obtained the license to develop multi-platform games for INDYCAR. During the three months ended March 31, 2022, we modified our product release schedule such that our next NASCAR title for 2022 will be an update to our 2021 release and the anticipated timing of some of our other planned product releases for other racing series have been moved to later periods. The INDYCAR, BTCC and Le Mans games are currently under development, and we currently anticipate releasing games for these racing series in 2023 and 2024. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the year ended December 31, 2021 and the three months ended March 31, 2022, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 28% and 15% of our total revenue for such periods, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2021 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the ongoing and prolonged COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, increased inflation, supply chain constraints, labor supply issues, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time, particularly due to the emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people. For example, several retailers have experienced closures, reduced operating hours and/or other restrictions as a result of the ongoing and prolonged COVID-19 pandemic, which has negatively impacted the sales of our products from such retailers. “See COVID-19 Pandemic Update” for additional information regarding the impact of COVID-19 on our business and operations.

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 18% and 36% of our total revenue for the three-month periods ended March 31, 2022 and 2021, respectively. For the three-month periods ended March 31, 2022 and 2021, the sale of products for Microsoft Windows via Steam comprised approximately 17% and 8% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 3% and 11% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those recently released by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the year ended December 31, 2021 and the three months ended March 31, 2022, approximately 61% and 65%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which has been heightened during the COVID-19 pandemic. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. During the first quarter of 2022, we announced our viewership figures for the 2021-22 Le Mans Virtual Series, which reached 7 million views and registered cumulated television and digital audience figures of more than 81 million through its 5-month season. During 2021, we organized several esports competitions, including the DiRT Rally 2.0 World Series on the popular Codemasters game, the Winter Heat and Summer Showdown on NASCAR Heat 5, and the expansion of the 24 Hours of Le Mans Virtual event into a part of a longer annual series with professional teams and real-world racing drivers. In addition, we also organized competitions to drive user engagement on our rFactor 2 platform. For 2021, our esports events had cumulative total viewership of approximately 1.5 million views with approximately 3.8 million minutes watched.

Technological Infrastructure

As our digital business has grown, our games and services increasingly depend on the reliability, availability and security of our technological infrastructure. We are investing and expect to continue to invest in technology, hardware and software to support our games and services, including with respect to security protections. Our industry is prone to, and our systems and networks are subject to, cyberattacks, computer viruses, worms, phishing attacks, malicious software programs, and other information security incidents that seek to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets. As a result, we continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. See “Risks Related to Our Business and Industry—We may experience security breaches and cyber threats” in the section entitled “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K for additional information.

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

Development

Development expenses consist of the cost to develop the games we produce, which includes salaries, benefits and operating expenses of our in- house development teams, as well as consulting expenses for any contracted external development. Development expenses also include expenses relating to our software licenses, maintenance and studio operating expenses.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal audit and compliance fees, facilities, and other external general and administrative services.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of finite lived intangible assets acquired through our various acquisitions.

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Revenue

		For the Three Months Ended,
		March 31,
		2022	2021

Revenues:
	Gaming	$2,958,388	$2,450,213
	Esports	363,401	23,919
Total Segment and Consolidated Revenues		$3,321,789	$2,474,132

Revenues were $3,321,789 for the three months ended March 31, 2022 versus $2,474,132 for the three months ended March 31, 2021. The $847,657, or 34%, period over period increase reflects $508,175 of higher game sales from our Gaming segment, primarily from sales of our rFactor 2 racing simulation game, which we acquired in April 2021. For the three months ended March 31, 2022 revenues from our esports segment increased $339,482 compared to the three months ended March 31, 2021. The increase was primarily due to an increase in sponsorship and events revenue from Le Mans Esports Series Ltd, which held the final of its 2022 Le Mans Virtual Series in January 2022.

		For the Three Months Ended,
		March 31,
		2022	2021

Cost of Revenues:
	Gaming	$1,404,007	$715,116
	Esports	609,799	66,692
Total Segment and Consolidated Cost of Revenues		$2,013,806	$781,808

Cost of revenues were $2,013,806 for the three months ended March 31, 2022 as compared to $781,808 for the three months ended March 31, 2021 representing an increase of $1,231,998 or 158%. Cost of revenues from our Gaming segment increased $688,891, or 96%. The increase was primarily due to a $355,617 increase in amortization of intangible assets primarily driven by the acquisition of Studio397, a $198,998 increase in license/royalty fees, and a $131,642 increase in game production costs due to manufacturing costs for Nintendo Switch.

For the three months ended March 31, 2022, cost of revenues from our esports segment increased by $543,107 to $609,799 from $66,692 for the three months ended March 31, 2021. The increase was primarily due to costs associated with conducting the 2022 Le Mans Virtual Series.

		For the Three Months Ended,
		March 31,
		2022	2021
Gross Profit:
	Gaming	$1,554,381	$1,735,097
	Esports	(246,398)	(42,773)
Total Segment and Consolidated Gross Profit		$1,307,983	$1,692,324

Gross profit was $1,307,983 for the three months ended March 31, 2022, versus $1,692,324 for the three months ended March 31, 2021, a decrease of $384,341 or 23%. Gross profit from our gaming segment decreased $180,712, or 10%. The gross profit margin for the gaming segment was 53% and 71% of revenues for the three months ended March 31, 2022 and 2021, respectively. The decrease in the gaming segment gross profit was primarily due to a decrease in mobile game sales, which have a higher gross margin than the sale of physical game discs, as well as a higher cost of revenues driven by increased royalty and amortization expenses primarily from the acquisition of Studio397. Gross profit from our esports segment decreased $203,628 primarily due to costs relating to TV production and event staff used in connection with the final of the 2022 Le Mans Virtual Series.

Operating Expenses were $16,911,333 for the three months ended March 31, 2022, compared to $17,069,393 for the three months ended March 31, 2021, which reflects a decrease of $158,060 as described below.

Sales and Marketing

Sales and marketing expenses were $1,688,449 and $1,024,218 for the three months ended March 31, 2022 and 2021, respectively. The $664,231 or 65%, increase in sales and marketing expenses were primarily driven by an increase in headcount to support the promotion of additional games and platforms that were added to product and platform offerings, as well as planned future releases in our product roadmap.

Development

Development expenses were $2,404,338 and $1,250,362 for the three months ended March 31, 2022 and 2021, respectively. The $1,153,976, or 92%, increase in development expenses were due to internal and external development expenses required to support the development and launch of future new platform and game releases.

General and Administrative

General and administrative (“G&A”) expenses were $3,423,153 and $14,764,038 for the three months ended March 31, 2022 and 2021, respectively, resulting in a $11,340,885 decrease in G&A expenses. The decrease in G&A expenses reflects $12,189,032 of expenses incurred in the first quarter of 2021 in connection with the 2021 acquisition of Studio397 and our initial public offering in January 2021 (the “IPO”), including IPO-related bonuses and stock-based compensation expenses that did not recur in the first quarter of 2022, partially offset by $295,382 of increased investor relations expenses, $224,274 of increased insurance expenses, $270,123 in additional non-cash compensation expenses and $132,330 in increased costs for software licenses and subscriptions incurred during the three months ended March 31, 2022.

Impairment of Goodwill, Intangible and Long-Lived Assets

Loss on impairment of goodwill was $4,788,268 for the three months ended March 31, 2022 versus $0 for the three months ended March 31, 2021. The impairment loss primarily relates to goodwill acquired in connection with the acquisition of Studio397. The trigger for the interim assessment was primarily by revisions made in the first quarter of 2022 to the scope and timing of certain product releases included in our product roadmap, as well as a significant reduction in the Company’s market capitalization since the date of the last impairment assessment. Changes to the forecasted revenues and discount rates, as a result of the triggers identified, were the primary drivers for change in fair value since the annual assessment and impairment loss recorded in the three months ended March 31, 2022.

Loss on impairment of indefinite-lived intangible assets was $3,170,061 for the three months ended March 31, 2022 versus $0 for the three months ended March 31, 2021. The trigger for the interim assessment was the changes to the product roadmap and market capitalization of the Company, as referenced above. The loss on impairment of indefinite-lived intangible assets relates to the rFactor 2 trade name and the Le Mans Video Gaming License and is primarily driven by a reduction in expected future revenues following changes made to the product roadmap in the first quarter of 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

Loss on impairment of finite-lived intangible assets was $1,320,993 for the three months ended March 31, 2022 versus $0 for the three months ended March 31, 2021. The trigger for the interim assessment was the changes to the product roadmap and market capitalization of the Company, as referenced above. The loss on impairment of finite-lived intangible assets relates to the rFactor 2 technology and was primarily driven by a change in the technical obsolescence assumption used when determining the fair value of the asset.

Depreciation and Amortization

Depreciation and amortization expenses were $116,071 and $30,775 for the three months ended March 31, 2022 and 2021, respectively, an increase of $85,296, or 277%. The increase was primarily due to additional depreciation expense for fixed assets acquired during 2021 and the first quarter of 2022.

Interest Expense

Interest expense was $201,596 and $119,539 for the three months ended March 31, 2022 and 2021, respectively. The increase of $82,057, or 69%, was primarily due to an increase in non-cash interest for accretion of INDYCAR license liability.

Gain Attributable to Equity Method Investment

The gain attributable to equity method investment in Le Mans Esports Series Ltd was $0 and $1,370,837 for the three months ended March 31, 2022 and 2021, respectively. We discontinued equity method accounting and began to fully consolidate Le Mans Esports Series Ltd upon acquiring a majority interest during the first quarter of 2021.

Other (Loss) Income, Net

Other expense, net was $162,099 for the three months ended March 31, 2022. For the three months ended March 31, 2021, other income, net was $40,347. The change was primarily due to changes in foreign currency losses recorded during the three months ended March 31, 2022 and 2021.

Other Comprehensive Loss

Other comprehensive loss was $125,245 and $32,914 for the three months ended March 31, 2022 and 2021, respectively. This was primarily due to increased activity in our subsidiaries in the U.K., Australia, Russia and the Netherlands and represents unrecognized foreign currency exchange losses.

Liquidity and Capital Resources

Liquidity

Since our inception and prior to our IPO, we financed our operations primarily through advances from Motorsport Network, which were subsequently incorporated into a line of credit provided by Motorsport Network pursuant to the $12 million Line of Credit, as described below.

On January 15, 2021, we completed our IPO of 3,450,000 shares of Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 450,000 shares of Class A common stock. We received net proceeds of approximately $63,073,783 from the IPO, after deducting underwriting discounts and offering expenses paid by us in 2020 and 2021.

We measure our liquidity in a number of ways, including the following:

Liquidity Measure	March 31, 2022	December 31, 2021
Cash and cash equivalents	$12,367,235	$17,819,640
Working capital	$10,100,765	$16,024,590

In addition, as of March 31, 2022, the $12 million Line of Credit (as defined below) was undrawn.

For the three months ended March 31, 2022, the Company had a net loss of approximately $16.0 million and negative cash flows from operations of approximately $5.6 million. As of March 31, 2022, we had an accumulated deficit of $53.1 million. We expect to continue to incur significant operating expenses and, as a result, we will need to continue to grow revenues to reach profitability and positive cash flows. We expect to continue to incur losses for the foreseeable future as we continue to develop our product portfolio and invest in the development of new video game titles. Accordingly, we do not believe that our existing cash on hand will be sufficient to fund our operations for at least the next 12 months.

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

We continue to explore additional funding in the form of equity and/or debt financing arrangements and consider these to be viable options to support future liquidity needs, providing such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. We are also seeking to improve our liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives.

As we continue to evaluate incremental funding solutions, we have reevaluated our product roadmap in the first quarter of 2022 and modified the expected timing and scope of certain new product releases. These changes have been made not only to maintain the development of high-quality video game titles but also to improve the timing of certain working capital requirements and reduce expenditures, thereby decreasing our expected future cash-burn and improve short-term liquidity needs. If needed, further adjustments could be made that would decrease short-term working capital requirements, while pushing out the timing of expected revenues.

We expect to generate additional liquidity through consummating equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, and/or adjusting our product roadmap to reduce nearterm need for working capital. If we are unable to generate adequate revenue and profit growth, there can be no assurances that such actions will provide us with sufficient liquidity to meet our cash requirements as, among other things, our liquidity can be impacted by a number of factors, including our level of sales, costs and expenditures, as well as accounts receivable and sales allowances.

There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all, to satisfy our future needed liquidity and capital resources. If we are unable to obtain adequate funds on acceptable terms, we may be required to, among other things, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The factors described above, in particular the available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash Flows From Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $5,589,106 and $6,834,752, respectively. The net cash used in operating activities for the three months ended March 31, 2022 was primarily a result of cash used to fund a net loss of $15,967,045, adjusted for net non-cash adjustments of $10,514,807 and $136,868 of cash used by changes in the levels of operating assets and liabilities. Net cash used in by operating activities for the three months ended March 31, 2021 was primarily due to net loss of $14,085,424, adjusted for non-cash expenses in the amount of $7,883,479 and by $632,807 of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $101,004, which was primarily attributable to the purchases of property and equipment. During the three months ended March 31, 2021, net cash used in investing activities was $956,501, which was attributable to $1,000,000 paid in connection with the acquisition of KartKraft, the purchases of intangible assets and property and equipment of $26,000 and $83,751, respectively, partially offset by $153,250 of net cash acquired in the purchase of an additional controlling interest in Le Mans Esports Series Ltd.

Cash Flows From Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 and 2021 was $148,152 and $53,633,631, respectively. Cash flows from financing activities for the three months ended March 31, 2022 was attributable to the receipts of advances from related parties. During the three months ended March 31, 2021, net cash provided by financing activities was primarily attributable to $63,073,783 of net cash provided by the sale of Class A Common stock in our IPO, partially offset by $10,027,497 of net repayments to Motorsport Network.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10,000,000 (and after the amendment described below, up to $12,000,000) at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. The principal amount under the $12 million Line of Credit was primarily funded through one or more advances from Motorsport Network, including advances in August and October 2020 for purposes of acquiring an additional ownership interest in 704Games. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, which has agreed, pursuant to a Side Letter Agreement related to the $12 million Line of Credit, dated September 4, 2020, not to demand or otherwise accelerate any amount due under the $12 million Line of Credit that would otherwise constrain the Company’s liquidity position, including the Company’s ability to continue as a going concern. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the $12 million Line of Credit, pursuant to which the availability under the $12 million Line of Credit was increased from $10,000,000 to $12,000,000, with no changes to the other terms.

During the three months ended March 31, 2022, there was no activity under the $12 million Line of Credit and the balance due to Motorsport Network was $0 as of March 31, 2022. Subsequent to March 31, 2022, the Company has not made any advances or repayments of the $12 million Line of Credit. For the three months ended March 31, 2021, the Company was advanced $1,772,503 and repaid $11,800,000 of the $12 million Line of Credit.

Capital Expenditures

The nature of the Company’s operations does not require significant expenditures on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of March 31, 2022.

Material Cash Requirements

There have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources—Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Form 10-K.

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

Critical Accounting Policies and Significant Accounting Estimates

There have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Form 10-K, with the exception of an additional critical estimate identified in respect of finite-lived intangible assets.

Valuation of Finite-Lived Intangible Assets

We review our finite-lived assets for impairment whenever events or changes in circumstances indicate, based on recent and projected cash flow performance and remaining useful lives, that the carrying value of these assets may not be fully recoverable. We evaluate asset impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the intangible asset level, with the exception of technology intangible assets which are at the reporting unit level. If estimated undiscounted future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value.

We typically estimate fair value a cost to recreate valuation technique, however the valuation method used will be dependent on the finite-lived intangible asset subject to fair value assessment.

The principal assumptions used in our cost to recreate model for our interim impairment review for the three month period ended March 31, 2022 were:

-	Number of hours to recreate;
-	Rate per hour; and
-	Technological obsolescence.

If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the finite-life intangible asset is not considered impaired.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2021 Form 10-K, and that continued to exist as of March 31, 2022.

Remediation of Material Weaknesses

Although we have not yet remediated the material weaknesses, we identified in the 2021 Form 10-K, we believe that we have made and continue to make progress on the remediation plans described in our 2021 Form 10-K, under Item 9A, “Controls and Procedures.”

During the period ended March 31, 2022, we continued to make improvements to controls and continued our evaluation and documentation of key business processes, including entity level controls (ELCs), disclosure controls and procedures, financial statement close and financial reporting (FSCFR), revenue, equity, accounts payable and information technology general controls. Management plans to complete the remediation of the previously identified material weaknesses during 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 11 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements for additional information.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K, and the risk factor described below, which could materially affect our business, financial condition or future results. The risks described in the 2021 Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

There have been no significant changes to the risk factors set forth in the 2021 Form 10-K, however we have updated our risk factor regarding the Russian military action against Ukraine to reflect the changing circumstance.

We are subject to risks related to the Russian military action against Ukraine.

In February 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region has subsequently occurred. We have no way to predict the progress or outcome of the current situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. However, the impact to Ukraine, as well as the actions taken by other countries, including new and stricter sanctions imposed by Canada, the U.K., the European Union, the U.S. and other nations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, each country’s potential response to such sanctions, tensions and military actions, could all have a material adverse effect on our business, financial condition, liquidity and/or results of operations in various manners.

The current and potential sanctions against Russia could have a material adverse effect on our ability to use our Russian development staff for future game development. A significant portion of our development staff is based in Russia. Our software development team in Russia continues to engage in remote software development services for us without significant interruption and we continue to pay the staff located in Russia. However, international sanctions and potential responses to such sanctions, including those that may limit or restrict our ability to transfer funds into Russia to pay for such development services or any frozen or lost funds, could significantly affect our ability to pay our developers based in Russia. Further, efficient data transfer and internet accessibility from and to Russia may also be jeopardized, such as in the event of an internet blockade by the Russian government, which may cause certain disruptions in development and maintenance activities by our Russian development staff. Any of the foregoing could result in us having to look to alternative development arrangements, which would likely delay our ability to release future game titles.

In addition, we have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit our ability to otherwise react to rapid foreign currency devaluations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rate has fluctuated significantly, in particular due to the recent Russian invasion of Ukraine, as well as continued sanctions and any new sanctions against Russia. While we cannot predict with precision the effect of future exchange-rate fluctuations, further significant rate fluctuations could have a material adverse effect on our business, financial condition and/or results of operations.

Our business, financial condition, liquidity and/or results of operations could also be adversely affected in a number of other ways, including, but not limited to, the following:

●	The termination of the employment arrangements with our Russian development staff may cause us to incur certain liabilities and severance obligations under local labor regulations, which may include payment of up to three months’ salary for each staff member terminated.

●	Russia and other countries supporting Russia in the conflict may launch cyberattacks against the U.S. and other countries, their governments and businesses.

●	Our operations in Russia may cast us in a negative light with our partners, clients and/or other stakeholders and injure our reputation, and potential adverse reputational harm may increase in the event of prolonged unrest, intensified military activities or more extensive sanctions impacting the region.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended March 31, 2022.

Use of Proceeds

On January 15, 2021, we completed our IPO pursuant to our registration statement on Form S-1 (File No. 333-251501), as amended (the “Registration Statement”), which was declared effective by the SEC on January 12, 2021. As previously reported, we received net proceeds of approximately $63,074,128 from our IPO after deducting fees paid in connection with the IPO in 2020 and 2021. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 12, 2021, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

As of March 31, 2022, we have used $55,730,128 of the net proceeds from our IPO, including (i) approximately $12,967,000 for the repayment of a the outstanding amount due under the $12 million Line of Credit entered into with Motorsport Network, our majority stockholder; (ii) approximately $17,384,674 in connection with the acquisitions of Studio397, KartKraft and 704Games; (iii) $21,575,956 for working capital and general corporate purposes; (iv) $855,306 in capital expenditures; and (v) $2,947,192 in IPO-related expenses and bonuses.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.2	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

10.1	Lease Agreement, dated February 8, 2022, by and between Lemon City Group, LLC and Motorsport Games Inc.	8-K	001-39868	10.1	2/10/22

10.2	Letter Agreement, dated April 22, 2022, to amend Share Purchase Agreement and Pledge of Shares among Motorsport Games Inc., Luminis International BV, Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	4/28/22

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)

