Form 10-Q
period 2022-06-30
Motorsport Games Inc.
filed 2022-08-10
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, the registrant had 11,673,587 shares of Class A common stock and 7,000,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended June 30, 2022

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

●	our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on;

●	our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical than releasing a single game per year;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections;

●	our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend;

●	our intention to continue to look for opportunities to expand the recurring portion of our business;

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief that our existing cash on hand, together with borrowing availability under the $12 million Line of Credit, will not be sufficient to fund our operations for at least the next 12 months, our belief that it will be necessary for us to secure additional funds, whether through a variety of equity and/or debt financing arrangements or implementing cost reductions through cost control initiatives, to continue our existing business operations and to fund our obligations, our expectation to generate additional liquidity through consummating one or more potential equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, and/or adjusting our product roadmap to reduce near term need for working capital, and our belief that we have access to capital resources, as well as statements regarding our cash flows and anticipated uses of cash, as well as our belief that additional funding in the form of potential equity and/or debt financing arrangements are viable options to support our future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to us;

●	our expectations that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses;

●	our expectations relating to future impairment of intangible assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

ii

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period, including, without limitation, our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to;

●	our ability to utilize net operating loss carryforwards; and

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions, as well as any ability to achieve cost reductions; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as volatility in the financial markets, whether attributable to COVID-19, Russia’s invasion of Ukraine or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties or delays in using its product development personnel in Russia due to Russia’s invasion of Ukraine and the related sanctions and/or more restrictive sanctions rendering transacting in the region more difficult or costly and/or difficulties and/or delays arising out of any resurgence of the ongoing and prolonged COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to Russia’s invasion of Ukraine;

iii

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic;

(vi)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xii)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xiii)	local, industry and general business and economic conditions;

(xiv)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings; and/or

(xv)	difficulties and/or delays adversely impacting our ability to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”).

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

iv

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021

Assets

Current assets:
Cash and cash equivalents	$5,223,051	$17,819,640
Accounts receivable, net of allowances of $3,596,634 and $4,563,884, at June 30, 2022 and December 31, 2021, respectively	1,472,430	5,490,272
Due from related parties	35,498	137,574
Prepaid expenses and other current assets	1,711,783	1,175,354
Total Current Assets	8,442,762	24,622,840
Property and equipment, net	723,776	727,089
Operating lease right of use assets	1,567,838	-
Goodwill	-	4,867,465
Intangible assets, net	14,261,175	20,485,809
Total Assets	$24,995,551	$50,703,203

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$314,324	$1,784,645
Accrued expenses and other liabilities	1,956,759	3,524,271
Due to related parties	37,049	119,015
Purchase commitments	2,582,122	3,170,319
Operating lease liabilities (current)	391,113	-
Total Current Liabilities	5,281,367	8,598,250
Operating lease liabilities (non-current)	1,179,315	-
Other non-current liabilities	3,521,390	4,122,950
Total Liabilities	9,982,072	12,721,200

Commitments and contingencies (Note 11)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Class A common stock - $0.0001 par value; authorized 100,000,000 shares; 11,673,587 and 11,635,897 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,168	1,164
Class B common stock - $0.0001 par value; authorized 7,000,000 shares;7,000,000 shares issued and outstanding as of June 30, 2022, and December 31, 2021	700	700
Additional paid-in capital	76,242,774	75,651,175
Accumulated deficit	(60,531,239)	(37,988,326)
Accumulated other comprehensive loss	(933,644)	(945,375)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	14,779,759	36,719,338
Non-controlling interest	233,720	1,262,665
Total Stockholders’ Equity	15,013,479	37,982,003
Total Liabilities and Stockholders’ Equity	$24,995,551	$50,703,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,008,987	$2,238,927	$5,330,776	$4,713,059
Cost of revenues [1]	856,157	906,303	2,869,963	1,688,111
Gross profit	1,152,830	1,332,624	2,460,813	3,024,948

Operating expenses:
Sales and marketing	1,540,220	704,222	3,228,669	1,728,440
Development [2]	2,681,643	1,818,178	5,085,980	3,068,540
General and administrative [3]	3,349,609	4,717,180	6,772,763	19,481,218
Impairment of goodwill	-	-	4,788,268	-
Impairment of intangible assets	149,048	-	4,640,102	-
Depreciation and amortization	117,725	66,448	233,796	97,223
Total operating expenses	7,838,245	7,306,028	24,749,578	24,375,421
Loss from operations	(6,685,415)	(5,973,404)	(22,288,765)	(21,350,473)
Interest expense [4]	(191,662)	(31,899)	(393,258)	(151,438)
Gain attributable to equity method investment	-	-	-	1,370,837
Other (expense) income, net	(610,594)	44,360	(772,693)	84,707
Net loss	(7,487,671)	(5,960,943)	(23,454,716)	(20,046,367)
Less: Net loss attributable to non-controlling interest	(82,375)	(180,849)	(911,803)	(454,299)
Net loss attributable to Motorsport Games Inc.	$(7,405,296)	$(5,780,094)	$(22,542,913)	$(19,592,068)

Net loss attributable to Class A common stock per share:
Basic and diluted	$(0.63)	$(0.50)	$(1.93)	$(1.88)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	11,673,587	11,494,919	11,670,888	10,421,910

[1]	Includes related party costs of $0 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $6,228 and $0 for the six months ended June 30, 2022 and 2021, respectively.
[2]	Includes related party expenses of $824 and $10,882 for the three months ended June 30, 2022 and 2021, respectively, and $23,430 and $11,459 for the six months ended June 30, 2022 and 2021, respectively.
[3]	Includes related party expenses of $75,451 and $134,284 for the three months ended June 30, 2022 and 2021, respectively, and $98,337 and $1,570,518 for the six months ended June 30, 2022 and 2021, respectively.
[4]	Includes related party expenses of $0 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $105,845 for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,487,671)	$(5,960,943)	(23,454,716)	(20,046,367)
Other comprehensive income (loss):
Foreign currency translation adjustments	136,976	(70,809)	11,731	(103,723)
Comprehensive loss	(7,350,695)	(6,031,752)	(23,442,985)	(20,150,090)
Comprehensive loss attributable to non-controlling interests	(140,224)	(180,849)	(1,028,945)	(454,299)
Comprehensive loss attributable to Motorsport Games Inc.	$(7,210,471)	$(5,850,903)	(22,414,040)	(19,695,791)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity / Member’s Equity Attributable to Motorsport	Non-controlling	Total Stockholders’ Equity / Member’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Games Inc.	Interest	Equity

Balance - January 1, 2022	11,635,897	$1,164	7,000,000	$700	$75,651,175	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Stock-based compensation	37,690	4	-	-	353,026	-	-	353,030	-	353,030
Other comprehensive loss	-	-	-	-	-		(125,245)	(125,245)	(59,293)	(184,538)
Net loss	-	-	-	-	-	(15,137,617)	-	(15,137,617)	(829,428)	(15,967,045)
Balance - March 31, 2022	11,673,587	1,168	7,000,000	700	76,004,201	(53,125,943)	(1,070,620)	21,809,506	373,944	22,183,450
Stock-based compensation	-	-	-	-	238,573			238,573	-	238,573
Other comprehensive income (loss)	-	-	-	-	-		136,976	136,976	(57,849)	79,127
Net loss	-	-	-	-	-	(7,405,296)		(7,405,296)	(82,375)	(7,487,671)
Balance - June 30, 2022	11,673,587	$1,168	7,000,000	$700	$76,242,774	$(60,531,239)	$(933,644)	$14,779,759	$233,720	$15,013,479

	For the Three and Six Months Ended June 30, 2021
								Accumulated	Total Stockholders’ Equity / Member’s Equity		Total Stockholders’
	Class A		Class B			Additional		Other	Attributable	Non-	Equity /
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity

Balance - January 1, 2021	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interests into shares of common stock	7,000,000	700	7,000,000	700	(3,791,674)	3,790,274	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	3,450,000	345	-	-	-	63,073,783	-	-	63,074,128	-	63,074,128
Stock-based compensation	330,633	33	-	-	-	9,076,883	-	-	9,076,916	-	9,076,916
Purchase of additional interest in Le Mans Esports Series Ltd.	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Comprehensive loss:									-
Other comprehensive loss	-	-	-	-	-	-	-	(32,914)	(32,914)	-	(32,914)
Net loss	-	-	-	-	-	-	(13,811,974)	-	(13,811,974)	(273,450)	(14,085,424)
Balance - March 31, 2021	10,780,633	$1,078	7,000,000	$700	$-	$75,940,940	$(18,638,309)	$(27,986)	$57,276,423	$3,957,001	$61,233,424
Issuance of common stock to 704Games former minority shareholders	855,264	86	-	-	-	-	-	-	86	-	86
Purchase of 704Games minority interest	-	-	-	-	-	(939,511)	-	-	(939,511)	(2,659,786)	(3,599,297)
ACO Investment in Le Mans Esports Series Ltd.	-	-	-	-	-	-	-	-	-	234,754	234,754
Stock-based compensation	-	-	-	-	-	116,274	-	-	116,274	-	116,274
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(70,809)	(70,809)	-	(70,809)
Net loss	-	-	-	-	-	-	(5,780,094)	-	(5,780,094)	(180,849)	(5,960,943)
Balance - June 30, 2021	11,635,897	$1,164	7,000,000	$700	$-	$75,117,703	$(24,418,403)	$(98,795)	$50,602,369	$1,351,120	$51,953,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022		2021

Cash flows from operating activities:
Net Loss		$(23,454,716)	(20,046,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets		4,640,102	-
Impairment of goodwill		4,788,268	-
Depreciation and amortization		1,071,172	659,309
Non-Cash lease expense		196,938	-
Stock-based compensation		591,603	9,193,190
Gain on equity method investment		-	(1,370,837)
Sales return and price protection reserves		1,098,397	199,940
(Increase) decrease in assets and increase (decrease) in liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Account receivables		2,877,935	2,149,685
Operating lease liabilities		(194,117)	-
Prepaid expenses and other assets		(572,926)	(751,480)
Other assets		-	25,000
Accounts payable		(1,455,211)	(579,061)
Other non-current liabilities		(475,927)	60,946
Accrued expenses		(1,160,816)	(804,871)
Net cash used in operating activities		(12,049,298)	(11,264,546)

Cash flows from investing activities:
Acquisition of Le Mans, net of cash acquired		-	153,250
Acquisition of Motorsport Games Australia		-	(1,000,000)
Acquisition of Studio 397		-	(12,785,463)
Purchase commitment liability		-	(27,928)
Purchase of property and equipment		(196,346)	(348,033)
Net cash used in investing activities		(196,346)	(14,008,174)

Cash flows from financing activities:
Advances from related parties		143,517	1,868,312
Repayments on advances from related parties		(24,913)	(12,663,168)
Repayments of purchase commitment liabilities		(1,000,000)	-
Purchase of non-controlling interest		-	(3,599,211)
Contributed capital from non-controlling shareholders		-	234,754
Payment of license liabilities		(100,000)	-
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting costs		-	63,661,128
Net cash (used in) provided by financing activities		(981,396)	49,501,815

Effect of exchange rate changes on cash		630,451	83,577

Net increase (decrease) in cash		(12,596,589)	24,312,672

Cash at beginning of period		17,819,640	3,990,532
Cash at end of period		$5,223,051	28,303,204

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest		$-	$804,674

Non-cash investing and financing activities:
Shares issued to 704Games former minority shareholders		$-	$86
Purchase commitment liability		$29,681	$3,126,314
Reduction of additional paid-in capital for purchased 704Games minority shares	$		$939,511
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid		$-	$587,000
Purchase of additional interest in Le Mans Esports Series Ltd.		$-	$1,584,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION

Organization and Operations

Motorsport Gaming US LLC (“Motorsport Gaming”) was established as a limited liability company on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. (“Motorsport Games” or the “Company”). Upon effecting the corporate conversion on January 8, 2021, Motorsport Games now holds all the property and assets of Motorsport Gaming, and all of the debts and obligations of Motorsport Gaming were assumed by Motorsport Games by operation of law upon such corporate conversion.

Risks and Uncertainties

COVID-19 Pandemic

The lingering impact of COVID-19 has continued to create significant volatility throughout the global economy, such as supply chain disruptions, limited labor supplies, higher inflation, and recession, which in turn has caused constraints on consumer spending. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, that are significantly more contagious than previous strains, have emerged. Further, the effectiveness of approved vaccines on these new strains remains uncertain. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. However, while many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID-19 cases.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2021 and 2020 and for the years then ended which are included in the 2021 Form 10-K.

Liquidity and Going Concern

On January 15, 2021, the Company completed its initial public offering which resulted in net proceeds to the Company of approximately $63.1 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

For the six months ended June 30, 2022, the Company had a net loss of approximately $23.5 million, negative cash flows from operations of approximately $12.0 million and an accumulated deficit of $60.5 million. It is expected that the Company will continue to incur operating expenses and, as a result, the Company will need to continue to grow revenues to reach profitability and positive cash flows. We expect to continue to incur losses for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

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

We continue to explore additional funding in the form of potential equity and/or debt financing arrangements and consider these to be viable options to support future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. We are also seeking to improve our liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives.

As we continue to evaluate incremental funding solutions, we have reevaluated our product roadmap in the first quarter of 2022 and modified the expected timing and scope of certain new product releases. These changes have been made not only to maintain the development of high-quality video game titles, but also to improve the timing of certain working capital requirements and reduce expenditures, thereby decreasing our expected future cash-burn and improve our short-term liquidity needs. If needed, further adjustments could be made that would decrease short-term working capital requirements, while pushing out the timing of expected revenues.

We expect to generate additional liquidity through consummating one or more potential equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, and/or further adjusting our product roadmap to reduce near term need for working capital. If we are unable to generate adequate revenue and profit growth, there can be no assurances that such actions will provide us with sufficient liquidity to meet our cash requirements as, among other things, our liquidity can be impacted by a number of factors, including our level of sales, costs and expenditures, as well as accounts receivable and sales allowances.

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

The factors described above, in particular the available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

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

Adoption of Accounting Pronouncements

On January 1, 2022, the Company adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”) using the modified retrospective approach and elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Company applied the guidance to all existing leases.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3)	Esports Competition Events – Hosting of online esports competitions that generate sponsorship revenue.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See Note 2 – Summary of Significant Accounting Policies – Accounts Receivable in the 2021 Form 10-K for additional details. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher than expected returns or higher price protection in subsequent periods. The Company’s sales returns and price protection reserves recognized as a reduction of revenues for the three and six months ended June 30, 2022 were $864,157 and $1,098,397, respectively. The Company recognized approximately $81,600 and $199,940 of sales returns and price protection charges as a reduction of revenues for the three and six months ended June 30, 2021, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 – Compensation – Stock Compensation. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date, using the Black-Scholes option pricing model. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares. Stock-based compensation is adjusted for any forfeitures, which are accounted for on an as occurred basis.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2022	2021
Stock options	761,667	574,073
	761,667	574,073

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

NOTE 3 – INTANGIBLE ASSETS

Licensing Agreements

The Company has license agreements with various entities related to the development of video games and the organization and facilitation of esports events, including BARC (TOCA) Limited (“BARC”) with respect to the British Touring Car Championship (the “BTCC”) and INDYCAR LLC (“INDYCAR”) with respect to the INDYCAR SERIES. As of June 30, 2022, the Company had a remaining liability in connection with these licensing agreements of $774,680, which is included in other non-current liabilities on the condensed consolidated balance sheets.

Impairment

During the six months ended June 30, 2022, the Company identified triggering events during the six months ended June 30, 2022, that indicated its allocated intangible and finite-lived intangible assets were at risk of impairment and as such, performed quantitative impairment assessments of all its intangible and finite-lived intangible assets.

The primary triggers for the impairment review for the period ended March 31, 2022 were changes made to the Company’s product roadmap during the six months ended June 30, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of the Company’s market capitalization which had reduced significantly since December 31, 2021, the date of the last impairment assessment. These changes were made by the Company to better align the product roadmap with the Company’s ability to produce and release high quality games. The primary triggers for the impairment review for the three-month period ended June 30, 2022 were the ongoing reduction in the Company’s share price, the receipt of a deficiency letter notice from NASDAQ and the Company’s ongoing uncertain liquidity position.

As a result of the quantitative assessments, the Company determined that the fair value of its rFactor 2 trade name and Le Mans video gaming license (the “Le Mans Gaming License”) indefinite-lived intangible assets, as well as certain finite-lived technology intangible assets, were lower than their carrying values and recorded an impairment loss for the indefinite-lived intangible assets for the six months ended June 30, 2022 of approximately $2,201,000 for its rFactor 2 trade name and $1,120,00 for the Le Mans Gaming License. Additionally, the Company recorded an impairment loss of approximately $1,320,000 for its finite-lived rFactor 2 technology during the six months ended June 30, 2022.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of intangible assets as of June 30, 2022:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of December 31, 2021	$7,198,363	$2,810,000	$10,364,541	$560,000	$2,672,581	$257,530	$(3,377,206)	$20,485,809
Amortization expense	-	-	-	-	-	-	(879,052)	(879,052)
Impairment of intangible assets	-	(1,118,209)	(1,320,993)	-	(2,200,900)	-	-	(4,640,102)
FX translation adjustments	27,507	(213,861)	(528,818)	-	(74,229)	(18,813)	102,734	(705,480)
Balance as of June 30, 2022	$7,225,870	$1,477,930	$8,514,730	$560,000	$397,452	$238,717	$(4,153,524)	$14,261,175

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non-Compete Agreements (Finite)	Accumulated Amortization
Balance as of December 31, 2021	$912,260	$1,843,716	$560,000	$61,230	$3,377,206
Amortization expense	113,749	723,628	-	41,675	879,052
Foreign currency translation adjustment	-	(96,403)	-	(6,331)	(102,734)
Balance as of June 30, 2022	$1,026,009	$2,470,941	$560,000	$96,574	$4,153,524

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,	Total
2022 (remaining period)	$1,045,777
2023	1,892,641
2024	1,687,137
2025	1,678,365
2026	1,400,729
Thereafter	2,172,544
$9,877,193

Amortization expense related to intangible assets was approximately $396,500 and $471,000 for the three months ended June 30, 2022 and 2021, respectively, and amortization expense related to intangible assets was approximately $879,000 and $581,500 for the six months ended June 30, 2022 and 2021, respectively. Within intangible assets is approximately $3,460,000 of licensing agreements that are not presently subject to amortization. These non-amortizing licensing agreements will commence amortizing upon release of the first title under the respective license agreement.

NOTE 4 – GOODWILL

The carrying amount of goodwill attributable to our Gaming and Esports reporting units and the changes in such balances during the six months ended June 30, 2022 were as follows:

	Games	Esports	Total
Balance as of January 1, 2022	$4,802,882	$64,583	$4,867,465
Impairment of Goodwill	(4,723,685)	(64,583)	(4,788,268)
Foreign exchange	(79,197)	-	(79,197)
Balance as of June 30, 2022	$-	$-	$-

During the six months ending June 30, 2022, the Company identified triggering events that indicated its goodwill associated with the acquisition of Studio397 B.V. (“Studio397”) was at risk of impairment and as such, performed a quantitative impairment assessment to determine whether the fair value of the associated reporting unit exceeded its fair value. The primary triggers for the impairment review were changes made to Motorsport Games’ product roadmap during the six months ended June 30, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of Motorsport Games’ market capitalization which had reduced significantly subsequent to December 31, 2021, the date of the last impairment assessment.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the quantitative assessment, the Company determined the carrying value of its Gaming reporting unit exceeded its fair value and determined the associated goodwill was fully impaired. An impairment loss of $4,788,268 was recorded for the six months ended June 30, 2022. The Company determined the fair value of the Gaming reporting unit using a discounted cash flow valuation model. The impairment loss was primarily driven by a reduction in expected future revenues, following changes to the Company’s product roadmap, as well as a higher discount rate applied in the valuation model. The principal assumptions used in the discounted cash flow valuation model were forecasted revenues and weighted average cost of capital (i.e., the discount rate).

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

The Company’s operating leases have been presented in operating lease right-of-use assets, operating lease liabilities (short-term) and operating lease liabilities (long-term), on the Company’s condensed consolidated balance sheet as of June 30, 2022. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Refer to Note 1, Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation, for further information on the adoption of ASC 842.

Incremental borrowing rate

The Company’s lease agreements do not provide an implicit rate to determine the present value of lease payments. As such, the Company uses its incremental borrowing rate to determine the present value of lease payments. The Company derives its incremental borrowing rate from information available at the lease commencement date, which represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. As the Company did not have external borrowings at the adoption date with comparable terms to its lease agreements, the Company estimated its borrowing rate based on prime lending rate (“Prime Rate”), adjusted for the US Treasury note rates for the same term as the associated lease and the Company’s credit risk spread.

The components of lease expense were as follows:

	Condensed Consolidated Statement of	Three Months Ended	Six Months Ended
	Comprehensive Loss Classification	June 30, 2022	June 30, 2022
Short-term operating lease expense	G&A	$23,951	$52,916
Operating lease expense	G&A	126,237	196,938
Total lease costs		$150,188	$249,854

Weighted average remaining lease terms and weighted average discount rates are as follows:

Six Months Ended June 30, 2022
Weighted-average remaining lease term - operating leases (years)	4.13
Weighted-average discount rate - operating leases	7.54%

Supplemental cash flow information related to leases is as follows:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$249,854
Right of use assets obtained in exchange for new lease obligations	$1,086,668

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2022, maturities related to lease liabilities were as follows:

Operating Leases
2022 (remaining period)	$253,005
2023	509,676
2024	420,525
2025	286,897
2026	273,522
Thereafter	65,037
Total lease payments	$1,808,662
Less effects of imputed interest	(238,234)
Present value of lease liabilities	$1,570,428

New lease agreements

On February 8, 2022, the Company entered into a new lease agreement with Lemon City Group, LLC, an entity affiliated with our majority shareholder, Motorsport Network, for office space located in Miami, Florida (the “Lemon City Lease”). The term of this new lease is 5 years, which commenced April 1, 2022 and expires on March 31, 2027, and is terminable upon 60-days’ written notice, by either party, with no penalty. The base rent from this new lease is fixed at approximately $22,000 per month. On April 1, 2022, the previous lease agreement for office space in Miami, Florida between 704Games LLC and Lemon City Group, LLC was terminated without penalty. See Note 14 – Subsequent Events for further information regarding this lease.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30	December 31,
	2022	2021
Accrued royalties	$851,574	$1,694,011
Accrued professional fees	50,000	80,909
Accrued consulting fees	352,422	106,006
Accrued development costs	320,359	968,007
Esport prize money	11,126	168,959
Accrued taxes	74,402	31,491
Accrued payroll	116,293	235,224
Accrued other	180,583	239,664
Total	$1,956,759	$3,524,271

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – DUE TO/FROM RELATED PARTIES

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, LLC (“Motorsport Network”), that provides the Company with a line of credit of up to $10 million at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10 million to $12 million, with no changes to the other terms.

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

Given the state of the financial markets, the Company has recently assessed its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network will not fulfill any of the Company’s borrowing requests for the foreseeable future.

During the six months ended June 30, 2022, the Company did not draw or repay amounts under the $12 million Line of Credit and the balance due to Motorsport Network under the $12 million Line of Credit was $0 as of June 30, 2022. The Company recorded related party interest expense for this agreement of $0 during the respective three and six months ended June 30, 2022.

In addition to the $12 million Line of Credit, the Company had regular related party receivables and payables outstanding as of June 30, 2022. Specifically, the Company owed $37,049 to its related parties as a related party payable and was due $35,498 from its related parties as a related party receivable. During the six months ended June 30, 2022, $132,288 has been paid to related parties in settlement of related party payables.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, Motorsport Network, and other related entities pay for Company expenses on the Company’s behalf. During the six months ended June 30, 2022, the Company incurred expenses of $143,517 that were paid by Motorsport Network on its behalf and are reimbursable by the Company to Motorsport Network. In addition, the Company has a promissory note with Motorsport Network, which is discussed in Note 7 – Due To/From Related Parties.

Leasing agreements

On February 8, 2022, the Company entered into the Lemon City Lease with Lemon City Group, LLC, an entity affiliated with our majority shareholder, Motorsport Network, for office space located in Miami, Florida. See Note 5 – Leases for further information.

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

Stock Warrants

As of June 30, 2022 and December 31, 2021, 704Games has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of June 30, 2022, the warrants had no intrinsic value and a remaining life of 3.3 years.

NOTE 10 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 1,000,000 shares of Class A common stock to be available for issuance. As of June 30, 2022, 200,643 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

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

The following is a summary of stock-based compensation award activity for the periods ended June 30, 2022 and 2021:

	For the Six Months Ended June 30, 2022
	Number of Options	Vesting Term	Contractual Term	Grant Date Fair Value
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2022 (net of forfeitures)	297,401
Stock options awarded to employees under the MSGM 2021 Stock Plan	569,348	3 Years	10 Years	1,171,370
Stock options awarded to Board of Directors under the MSGM 2021 Stock Plan	57,108	1 Year	10 Years	120,630
Forfeited, cancelled or expired	(162,190)
Awards outstanding under the MSGM 2021 Stock Plan as of June 30, 2022 (net of forfeitures)	761,667

In addition to the equity awards granted and detailed above, the Company granted 37,690 restricted stock awards under the MSGM 2021 Stock Plan to its Board of Directors in January 2022 that vested on issuance, with a grant date fair value of $120,630.

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s consolidated statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
G&A	$188,201	$136,155	$458,323	$9,051,518
Sales & Marketing	32,365	(34,350)	78,839	83,372
Development	18,007	14,469	54,441	58,300
Stock-based compensation expense	$238,573	$116,274	$591,603	$9,193,190

As of June 30, 2022, there was approximately $2,000,000 of unrecognized stock-based compensation expense which will be recognized over approximately 3.5 years.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. Litigation or other legal proceedings, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our management personnel from their normal responsibilities.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2022 and December 31, 2021, the Company has not accrued any amounts for contingencies.

As previously disclosed, on February 11, 2021, HC2 Holdings 2 Inc. (now known as Innovate 2) and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint in the U.S. District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the manager of Motorsport Network. The complaint was later amended and added Leo Capital Holdings LLC as an additional plaintiff and the controller of Motorsport Network as an additional individual defendant. The complaint alleges, among other things, purported misrepresentations and omissions concerning 704Games’ financial condition made in connection with the Company’s purchase of these minority shareholders’ interest in 704Games in August and October 2021. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder; Section 20(a) of the Exchange Act; Section 20A of the Exchange Act; breach of the Company’s obligations under the Stockholders’ Agreement dated August 14, 2018; fraudulent inducement; breach of fiduciary duties; and unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on the date of plaintiffs’ sale and the purchase price that was paid, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ complaint. On March 28, 2022, the court entered an order denying the motion to dismiss. The Company believes that this action is without merit and will continue to vigorously defend itself. However, litigation is inherently uncertain. Accordingly, the Company cannot predict the outcome of this matter and cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, upon payment of the initial license fee described below, the Company was granted a non-exclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for its next generation of games. The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the three and six months ended June 30, 2022, Epic earned royalties of approximately $70,641 under the agreement. During a 2-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

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

Purchase Commitment Liabilities

On April 22, 2022, Motorsport Games entered into a letter agreement (the “Amendment”) amending the terms of (i) the share purchase agreement dated March 31, 2021 (the “SPA”) with Luminis International BV, Technology In Business B.V. (“TIB”) and certain of TIB’s shareholders parties to such amendment, relating to the acquisition of Studio397 and (ii) the related deed of pledge that secured the Company’s payment of the $3,200,000 deferred purchase price installment due under the SPA.

Pursuant to the Amendment, the deferred installment amount due to be paid under the SPA by the Company on the first anniversary of closing was reduced from $3,200,000 to $1,000,000, with the remaining $2,200,000 further deferred and to be paid within 90 days of the date that the Company made the $1,000,000 payment. Further, pursuant to the Amendment, secured obligations under the deed of pledge were correspondingly reduced from $3,200,000 to $2,200,000 following the finalization of an amendment to the deed of pledge on May 12, 2022. The $1,000,000 payment was made on April 30, 2022. On July 21, 2022, the Company entered into a letter agreement, effective as of July 19, 2022 (the “Second Amendment”), further amending the terms of the SPA. See Note 14 - Subsequent Events.

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues, with all the customers listed coming from the Gaming segment, for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer	2022	2021	2022	2021
Customer B	39.51%	24.56%	26.20%	30.29%
Customer C	29.72%	30.60%	21.61%	19.24%
Customer D	24.56%	31.37%	21.46%	36.85%
Total	93.79%	86.53%	69.27%	86.38%

*	Less than 10%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable (net), with all customers coming from the Gaming segment, as of:

	June 30,	December 31,
Customer	2022	2021
Customer A	65.08%	51.9%
Customer D	16.71%	17.7%
Total	81.79%	69.6%

*	Less than 10%.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues, with all suppliers relating to the Gaming segment, for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplier	2022	2021	2022	2021
Supplier A	54.66%	27.40%	27.42%	36.41%
Supplier C	16.90%	50.86%	* %	33.67%
Total	71.56%	78.26%	27.42%	70.08%

*	Less than 10%.

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2022 and 2021 were: (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “Esports segment”). The Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the U.S., no geographical segments are presented.

Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges and unallocated costs in measuring the performance of the reportable segments.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021

Revenues:
Gaming	$1,941,938	$2,238,927	$4,900,326	$4,689,140
Esports	67,049	-	430,450	23,919
Total Segment and Consolidated Revenues	$2,008,987	$2,238,927	$5,330,776	$4,713,059

Cost of Revenues:
Gaming	$820,740	$902,751	$2,224,744	$1,617,867
Esports	35,417	3,552	645,219	70,244
Total Segment and Consolidated Cost of Revenues	$856,157	$906,303	$2,869,963	$1,688,111

Gross Profit (Loss):
Gaming	$1,121,197	$1,336,176	$2,675,582	$3,071,273
Esports	31,633	(3,552)	(214,769)	(46,325)
Total Segment and Consolidated Gross Profit	$1,152,830	$1,332,624	$2,460,813	$3,024,948

Loss From Operations:
Gaming	$(6,393,338)	$(5,716,887)	$(21,437,759)	$(20,910,146)
Esports	(292,077)	(256,517)	(851,006)	(440,327)
Total Segment and Consolidated Loss From Operations	$(6,685,415)	$(5,973,404)	$(22,288,765)	$(21,350,473)

Depreciation and Amortization:
Gaming	$109,656	$58,496	$217,139	$85,305
Esports	8,069	7,952	16,657	11,918
Total Segment and Consolidated Depreciation and Amortization	$117,725	$66,448	$233,796	$97,223

Interest Expense, net:
Gaming	$(191,662)	$(31,899)	$(393,258)	$(151,438)
Esports	-	-	-	-
Total Segment and Consolidated Interest Expense, net	$(191,662)	$(31,899)	$(393,258)	$(151,438)

Gain attributable to equity method investment:
Gaming	$-	$-	$-	$1,370,837
Esports	-	-	-	-
Total Gain attributable to equity method investment	$-	$-	$-	$1,370,837
Other (Expense) Income, Net:
Gaming	$(610,481)	$41,932	$(767,605)	$82,279
Esports	(113)	2,428	(5,088)	2,428
Total Other (Expense) Income, Net:	$(610,594)	$44,360	$(772,693)	$84,707
Net Loss:
Gaming	$(7,195,481)	$(5,706,855)	$(22,598,621)	$(19,608,468)
Esports	(292,190)	(254,088)	(856,095)	(437,899)
Total Segment and Consolidated Net Loss	$(7,487,671)	$(5,960,943)	$(23,454,716)	$(20,046,367)

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2022	December 31, 2021
Segment Total Assets:
Gaming	$23,017,840	$47,511,471
Esports	1,977,711	3,191,732
Consolidated Total Assets	$24,995,551	$50,703,203

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued.

On July 21, 2022, the Company entered into a letter agreement effective as of July 19, 2022 (the “Second Amendment”), further amending the terms of the share purchase agreement, dated March 31, 2021 (the “SPA”), with Luminis International BV and Technology In Business B.V. (“TIB”) and certain of TIB’s shareholders.

Pursuant to the Second Amendment, the deferred purchase price installment that was otherwise due to be paid by the Company on July 19, 2022 was reduced from $2,200,000 to $1,870,000 as a result of the Company’s pay down of $330,000 in July 2022. Under the Second Amendment, the remaining balance of $1,870,000, plus interest thereon at 15% per annum, is to be paid as follows: (i) $100,000 monthly payments from August 15, 2022 through December of 2022; and (ii) $150,000 monthly payments from January 15, 2023 until the entire unpaid $1,870,000 and accrued and unpaid interest thereon are paid in full. Further, pursuant to the Second Amendment, secured obligations under the deed of pledge have been correspondingly reduced from $2,200,000 to $1,870,000.

On August 9, 2022, the Company terminated the Lemon City Lease in accordance with its terms, without penalty, effective as of October 8, 2022.

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

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the six months ended June 30, 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report.

Our Business

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), INDYCAR, the British Touring Car Championship (the “BTCC”), KartKraft (karting simulation), rFactor 2 (racing simulation) and others. Our portfolio is comprised of some the most prestigious motorsport leagues and events in the world.

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC, as well as a non-exclusive license with INDYCAR. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content. For fiscal year 2021 and the three and six months ended June 30, 2022, a majority of our revenue was generated from sales of our NASCAR racing video games.

As of June 30, 2022, we have a total headcount of 167 people, made up of 166 full-time employees, including 109 dedicated to game development, in order to continue developing our expanded product offerings.

COVID-19 Pandemic Update

The lingering impact of COVID-19 has continued to create significant volatility throughout the global economy, such as supply chain disruptions, limited labor supplies, higher inflation, and recession, which in turn has caused constraints on consumer spending. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, that are significantly more contagious than previous strains, have emerged. Further, the effectiveness of approved vaccines on these new strains remains uncertain. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. However, while many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID-19 cases.

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

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR products have historically accounted for the majority of our revenue, however we have diversified our product offerings and are generating revenues from KartKraft, rFactor 2 and Le Mans 24 Hour virtual event reducing the percentage of revenues from NASCAR. We released: (i) our next generation NASCAR console/PC game, NASCAR 21: Ignition, on October 28, 2021; (ii) NASCAR Heat Ultimate Edition+ on Nintendo Switch on November 19, 2021, the first-ever NASCAR title to come to Nintendo Switch; and (iii) the full release of the KartKraft kart racing simulator on January 26, 2022 for the PC. Additionally, in May 2020 and January 2021, respectively, we obtained the exclusive licenses to develop multi-platform games for the BTCC and the WEC series, including the iconic 24 Hours of Le Mans race, and in July 2021, we obtained the license to develop multi-platform games for INDYCAR. During the six months ended June 30, 2022, we modified our product release schedule such that our next NASCAR title for 2022 will be an update to our 2021 release and the anticipated timing of some of our other planned product releases for other racing series have been moved to later periods. The INDYCAR, BTCC and Le Mans games are currently under development, and we currently anticipate releasing games for these racing series in 2023 and 2024. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical than releasing a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the year ended December 31, 2021 and the six months ended June 30, 2022, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 28% and 15% of our total revenue for such periods, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2021 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the ongoing and prolonged COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, increased inflation, recessionary factors, supply chain constraints, labor supply issues, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time, particularly due to the emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people.

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 45% and 72% of our total revenue for the six-month periods ended June 30, 2022 and 2021, respectively. For the six-month periods ended June 30, 2022 and 2021, the sale of products for Microsoft Windows via Steam comprised approximately 22% and 9% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 6% and 10% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those recently released by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the year ended December 31, 2021 and the six months ended June 30, 2022, approximately 74% and 78%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which was heightened during the COVID-19 pandemic. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Revenue

		For the Three Months Ended,
		June 30,
		2022	2021

Revenues:
	Gaming	$1,941,938	$2,238,927
	Esports	67,049	-
Total Consolidated Revenues		$2,008,987	$2,238,927

Gaming revenues were $1,941,938 for the three months ended June 30, 2022, compared to $2,238,927 for the three months ended June 30, 2021. The $296,989, or 13%, period over period decrease reflects lower console revenues primarily driven by retail pricing concessions, and lower mobile game sales. This decrease was offset by an additional $220,304 in digital sales and an additional $465,397 in additional revenues earned through the development of simulation platforms using our rFactor 2 platform for third parties.

For the three months ended June 30, 2022, revenues from our Esports segment increased $67,049, compared to the three months ended June 30, 2021. The increase was due to an increase in sponsorship revenue from Le Mans Esports Series Ltd.

Cost of Revenues

		For the Three Months Ended,
		June 30,
		2022	2021

Cost of Revenues:
	Gaming	$820,740	$902,751
	Esports	35,417	3,552
Total Consolidated Cost of Revenues		$856,157	$906,303

Cost of revenues were $856,157 for the three months ended June 30, 2022, compared to $906,303 for the three months ended June 30, 2021, representing a decrease of $50,146, or 6%, when compared to the prior period. Cost of revenues from our Gaming segment decreased $82,010, or 9%. The decrease was primarily due to a $80,327 decrease in amortization of intangible assets.

 For the three months ended June 30, 2022, cost of revenues from our Esports segment increased by $31,865 to $35,417 from $3,552 for the three months ended June 30, 2021. The increase was primarily due to costs associated with activities and prizes from the 24 Hours of Le Mans live event held in June 2022.

Gross Profit

		For the Three Months Ended,
		June 30,
		2022	2021
Gross Profit:
	Gaming	$1,121,197	$1,336,176
	Esports	31,633	(3,552)
Total Consolidated Gross Profit		$1,152,830	$1,332,624

Gross profit was $1,152,830 for the three months ended June 30, 2022, compared to $1,332,624 for the three months ended June 30, 2021, a decrease of $179,794, or 13%. The gross profit margin for the gaming segment was 58% and 60% of revenues for the three months ended June 30, 2022 and 2021, respectively. The decrease in the gaming segment gross profit was primarily due to a pricing concession for our console game sales, and a decrease in mobile game sales, which have a higher gross margin than the sale of physical game discs. Gross profit from our Esports segment increased $35,185 as there were no esport revenues for the three months ended June 30, 2021.

Operating Expenses

Total operating expenses were $7,838,245 for the three months ended June 30, 2022, compared to $7,306,028 for the three months ended June 30, 2021, which reflects an increase of $532,216, or 7%, as described below.

Sales and Marketing

Sales and marketing expenses were $1,540,220 and $704,222 for the three months ended June 30, 2022 and 2021, respectively. The $835,998, or 119%, period over period increase in sales and marketing expenses was primarily driven by incremental marketing expense efforts, sponsorships, and headcount additions to support the promotion of planned future releases in our product roadmap.

Development

Development expenses were $2,681,643 and $1,818,178 for the three months ended June 30, 2022 and 2021, respectively. The $863,465, or 47%, period over period increase in development expenses was primarily due to additional internal development expenses required to support the development and launch of future new platform and game releases.

General and Administrative

General and administrative (“G&A”) expenses were $3,349,609 and $4,717,180 for the three months ended June 30, 2022 and 2021, respectively, resulting in a $1,367,571, or 29%, decrease. The change in G&A expenses was primarily attributable to $1,059,509 in compensation expense for the settlement of certain stock appreciation rights (“SARs”) paid in the second quarter of 2021, following the acquisition of the remaining minority interest in 704Games.

Impairment of Intangible Assets

Loss on impairment of indefinite-lived intangible assets was $149,048 for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021. The triggers for the interim assessment was the ongoing reduction in the Company’s share price, the receipt of a deficiency letter notice from the NASDAQ stock exchange and the Company’s ongoing liquidity position. The loss on impairment of indefinite-lived intangible assets relates to the rFactor 2 trade name and is primarily driven by a reduction in expected future revenues, as well as changes to the discount rate used when valuing the trade name.

Depreciation and Amortization

Depreciation and amortization expenses were $117,725 and $66,448 for the three months ended June 30, 2022 and 2021, respectively, an increase of $51,277, or 77%. The increase was primarily due to additional depreciation expense for fixed assets acquired during 2022.

Interest Expense

Interest expense was $191,662 and $31,899 for the three months ended June 30, 2022 and 2021, respectively. The increase of $159,763 was primarily due to an increase in non-cash interest for accretion of the INDYCAR license liability.

Other (Expense) Income, Net

Other (expense) income, net was $(610,594) and $44,360 of other income for the three months ended June 30, 2022 and 2021, respectively, an increase of $654,954. Other (expense), net for the three months ended June 30, 2022 was primarily comprised of $47,410 in rental income from the sub-lease of our Charlotte, NC office space offset by a foreign currency loss of $648,672 incurred remeasuring transactions denominated in a currency other than U.S. dollars and translating our foreign operations that are denominated in a functional currency other than U.S. dollars.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) was $136,976 and $(70,809) for the three months ended June 30, 2022 and 2021, respectively. This was primarily due to unrealized foreign currency translation adjustments in our subsidiaries in the U.K., Australia, Russia and the Netherlands.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

	For the Six Months Ended,
	June 30,
	2022	2021

Revenues:
Gaming	$4,900,326	$4,689,140
Esports	430,450	23,919
Total Consolidated Revenues	$5,330,776	$4,713,059

Revenues were $5,330,776 and $4,713,059 for the six months ended June 30, 2022 and 2021, respectively, an increase of $617,717, or 13%, period over period. For the six months ended June 30, 2022, revenues from our Gaming segment increased $211,186, or 5%, to $4,900,326, compared to $4,689,140 for the six months ended June 30, 2021. The increase in our Gaming segment revenues compared to the 2021 period was primarily due to $685,824 in higher game sales and an increase of $625,906 in additional revenues earned through the development of simulation platforms using our rFactor 2 platform for third-parties. These increases were primarily offset by higher retail pricing concessions for our console game sales compared to the prior period.

Esports segment revenues were $430,450 and $23,919 for the six months ended June 30, 2022 and 2021, respectively, an increase of $406,531, period over period due to higher sponsorship revenues from the Le Mans Esports Series Ltd.

Cost of Revenues

	For the Six Months Ended,
	June 30,
	2022	2021
Cost of Revenues:
Gaming	$2,224,744	$1,617,867
Esports	645,219	70,244
Total Consolidated Cost of Revenues	$2,869,963	$1,688,111

Cost of revenues were $2,869,963 and $1,688,111 for the six months ended June 30, 2022 and 2021, respectively, an increase of $1,181,852, or 70%, period over period.

Cost of revenues from our Gaming segment were $2,224,744 and $1,617,867 for the six months ended June 30, 2022 and 2021, respectively, an increase of $606,877, or 38%, period over period. The change was primarily due to an increase of $275,290 in amortization of intangible assets driven by the acquisition of Studio397, a $165,869 increase in royalties driven by the use of the Epic Unreal engine, a $80,236 increase in development costs for the development of simulation platforms using our rFactor 2 platform for third parties, and a $96,285 increase in game production costs due to manufacturing costs for Nintendo Switch.

Cost of revenues from our Esports segment were $645,219 and $70,244 for the six months ended June 30, 2022 and 2021, respectively, an increase of $574,975, period over period. Cost of revenues in our Esports segment are primarily comprised of production costs including event staff contract labor and television production costs from the 24 Hours of Le Mans live event held in June.

Gross Profit (Loss)

	For the Six Months Ended,
	June 30,
	2022	2021
Gross Profit:
Gaming	$2,675,582	$3,071,273
Esports	(214,769)	(46,325)
Total Consolidated Gross Profit	$2,460,813	$3,024,948

Gross profit was $2,460,813, or 46% of revenues, and $3,024,948, or 64% of revenues, for the six months ended June 30, 2022 and 2021, respectively, a decrease of $564,135, or 19%, period over period.

Gaming segment gross profit was $2,675,582 for the six months ending June 30, 2022, compared to $3,071,273 for the six months ended June 30, 2021, a decrease of $395,691, or 13%, period over period. The decrease in gross profit was primarily due to $1,098,397 for retail pricing concessions, a $165,869 increase in royalties, and a $275,290 increase of amortization expense.

Esports segment gross profit loss was $214,769 for the six months ended June 30, 2022, compared to $46,325 for the six months ended June 30, 2021, an increase in loss of $168,444. The increase in gross profit loss was primarily driven by costs relating to broadcast production, staffing, and event production during the 24 Hours of Le Mans live event held in June 2022.

Operating Expenses

Operating expenses were $24,749,578 and $24,375,421 for the six months ended June 30, 2022 and 2021, respectively, an increase of $374,157, as described below.

Sales and Marketing

Sales and marketing expenses were $3,228,669 and $1,728,440 for the six months ended June 30, 2022 and 2021, respectively, representing a $1,500,229, or 87%, increase in sales and marketing expenses period over period. The change was primarily driven by increased headcount expenses of $1,048,368, as well as a $558,084 increase in variable marketing expenses and sponsorships to support the promotion of current and planned future releases.

Development

Development expenses were $5,085,980 and $3,068,540 for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $2,017,440, or 66%, period over period. The incremental development expenses reflect higher compensation due to additional headcount and increased external development expense to develop and support an increased number of games and platforms.

General and Administrative

General and administrative (“G&A”) expenses were $6,772,763 and $19,481,218 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $12,708,455, or 65%, period over period. The decrease in G&A expenses reflects $2,947,192 of expenses incurred in connection with our initial public offering (“IPO”) in January 2021, IPO-related bonuses and stock-based compensation expenses in the amount of $8,911,361 incurred in the 2021 period and $330,479 of expenses incurred in the acquisition of Studio397 that did not recur in 2022, offset by a $519,424 decrease in payroll expense primarily attributable to changes to the Company’s executive management team.

Impairment of Goodwill, Intangible and Long-Lived Assets

Loss on impairment of goodwill was $4,788,268 for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021. The impairment loss primarily relates to goodwill acquired in connection with the acquisition of Studio397. The trigger for the interim assessment was primarily due to revisions made in the first quarter of 2022 to the scope and timing of certain product releases included in our product roadmap, as well as a significant reduction in the Company’s market capitalization since the date of the last impairment assessment. Changes to the forecasted revenues and discount rates, as a result of the triggers identified, were the primary drivers for the change in fair value since the annual assessment and impairment loss recorded in the six months ended June 30, 2022.

Loss on impairment of indefinite-lived intangible assets was $3,319,109 for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021. The trigger for the interim assessment was the changes to the product roadmap and the Company’s market capitalization, as referenced above. The loss on impairment of indefinite-lived intangible assets relates to the rFactor 2 trade name and the Le Mans Video Gaming License and is primarily driven by a reduction in expected future revenues following changes made to the Company’s product roadmap in the first quarter of 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

Loss on impairment of finite-lived intangible assets was $1,320,993 for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021. The trigger for the interim assessment was the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The loss on impairment of finite-lived intangible assets relates to the rFactor 2 technology and was primarily driven by a change in the technical obsolescence assumption used when determining the fair value of the asset.

Depreciation and Amortization

Depreciation and amortization expenses were $233,796 and $97,223 for the six months ended June 30, 2022 and 2021, respectively, an increase of $136,573, period over period. The increase was primarily due to additional depreciation expense on fixed assets acquired during 2022.

Interest Expense

Interest expense was $393,258 for the six months ended June 30, 2022, compared to $151,438 for the six months ended June 30, 2021, an increase of $241,820, period over period. This was primarily due to interest expense for INDYCAR license accretion.

Gain Attributable to Equity Method Investment

The gain (loss) attributable to equity method investment in the Le Mans joint venture was $0 for the six months ended June 30, 2022 and $1,370,837 for the six months ended June 30, 2021. The decrease is due to the discontinuation of equity method accounting as we began to fully consolidate the Le Mans joint venture upon acquiring a majority interest during the first quarter of 2021.

Other (Expense) Income Net

Other (expense) income, net was ($772,693) for the six months ended June 30, 2022, compared to $84,707 for the six months ended June 30, 2021. Other expense of $772,693 for the six months ended June 30, 2022, was primarily comprised of $93,898 in rental income from the sub-lease of our Charlotte, NC office space, offset by a foreign currency loss of $842,915 incurred remeasuring transactions denominated in a currency other than U.S. dollars and translating our foreign operations that are denominated in a functional currency other than U.S. dollars. For the six months ended June 30, 2021, other income, net of $84,707 was comprised primarily of $91,164 in rental income from the sub-lease of our Charlotte, NC office space.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) was $11,731 and $(103,723) for the six months ended June 30, 2022 and 2021, respectively. This was primarily due to activity in our U.K., Australian, Russian and Netherlands subsidiaries and represents unrealized foreign currency exchange losses.

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

We measure our liquidity in a number of ways, including the following:

Liquidity Measure	June 30, 2022	December 31, 2021
Cash and cash equivalents	$5,223,051	$17,819,640
Working capital	$3,161,395	$16,024,590

For the six months ended June 30, 2022, the Company had a net loss of approximately $23.5 million, negative cash flows from operations of approximately $12.0 million and an accumulated deficit of $60.5 million. As of June 30, 2022, we had cash and cash equivalents of $5.2 million, which was reduced to $3.8 million as of July 31, 2022. We expect to continue to incur significant operating expenses and, as a result, we will need to continue to grow revenues to reach profitability and positive cash flows. We expect to continue to incur losses for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. As previously disclosed, we do not believe that our existing cash on hand will be sufficient to fund our operations for the next 12 months. See Item 1A, “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on the Company’s borrowing capacity under the $12 million Line of Credit may affect the Company’s ability to finance its operations.”

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

We continue to explore additional funding in the form of potential equity and/or debt financing arrangements and consider these to be viable options to support future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. We are also seeking to improve our liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives.

As we continue to evaluate incremental funding solutions, we re-evaluated our product roadmap in the first quarter of 2022 and modified the expected timing and scope of certain new product releases. These changes have been made not only to maintain the development of high-quality video game titles, but also to improve the timing of certain working capital requirements and reduce expenditures, thereby decreasing our expected future cash-burn and improve short-term liquidity needs. If needed, further adjustments could be made that would decrease short-term working capital requirements, while pushing out the timing of expected revenues.

We expect to generate additional liquidity through consummating equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, and/or further adjusting our product roadmap to reduce near term need for working capital. If we are unable to generate adequate revenue and profit growth, there can be no assurances that such actions will provide us with sufficient liquidity to meet our cash requirements as, among other things, our liquidity can be impacted by a number of factors, including our level of sales, costs and expenditures, as well as accounts receivable and sales allowances.

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

Cash Flows From Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $12,049,298 and $11,264,546, respectively. The net cash used in operating activities for the six months ended June 30, 2022 was primarily a result of cash used to fund a net loss of $23,454,716, adjusted for net non-cash adjustments of $12,386,480 and $981,062 of cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2021 was primarily due to net loss of $20,046,366, adjusted for non-cash expenses in the amount of $8,681,602 and by $100,219 of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $196,346, which was attributable to the purchases of property and equipment. During the six months ended June 30, 2021, net cash used in investing activities was $14,008,174, which was attributable to approximately $12,785,500 paid in connection with the acquisition of Studio397 and $1,000,000 paid in connection with the acquisition of KartKraft, and approximately $348,000 in purchases of property and equipment, which was partially offset by $153,250 of net cash acquired in the purchase of an additional controlling interest in Le Mans Esports Series Ltd.

Cash Flows From Financing Activities

Net cash provided by (used in) financing activities during the six months ended June 30, 2022 and 2021 was ($981,396) and $49,501,815, respectively. Cash flows used in financing activities for the six months ended June 30, 2022 was primarily attributable to $1,000,000 payment of purchase commitment liability relating to a portion of the deferred installment amount due in connection with our acquisition of Studio397 and $118,604 in net advances from related parties. During the six months ended June 30, 2021, net cash provided by financing activities was primarily attributable to approximately $63,700,000 of net cash provided by the sale of Class A Common stock in our IPO, partially offset by $10,800,000 of net repayments to Motorsport Network.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10,000,000 (which was subsequently increased to $12,000,000 pursuant to an amendment executed in November 2020), at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, which has agreed, pursuant to a Side Letter Agreement related to the $12 million Line of Credit, dated September 4, 2020, not to demand or otherwise accelerate any amount due under the $12 million Line of Credit that would otherwise constrain the Company’s liquidity position, including the Company’s ability to continue as a going concern. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable.

During the six months ended June 30, 2022, there was no activity under the $12 million Line of Credit and the balance due to Motorsport Network was $0 as of June 30, 2022. Subsequent to June 30, 2022, the Company has not made any advances or repayments of the $12 million Line of Credit. See Item 1A, “Risk Factors – Risks Related to our Financial Condition and Liquidity - Limits on the Company’s borrowing capacity under the $12 million Line of Credit may affect the Company’s ability to finance its operations.”

Capital Expenditures

The nature of the Company’s operations does not require significant expenditures on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of June 30, 2022.

Material Cash Requirements

On April 22, 2022, the Company entered into a letter agreement (the “Amendment”) amending the terms of (i) the share purchase agreement dated March 31, 2021 (the “SPA”) with Luminis International BV, Technology In Business B.V. (“TIB”) and certain of TIB’s shareholders parties to such Amendment and (ii) the related deed of pledge that secured the Company’s payment of the $3,200,000 deferred purchase price installment under the SPA.

Pursuant to the Amendment, the deferred purchase price installment due to be paid by the Company on the first anniversary of closing was reduced from $3,200,000 to $1,000,000, with the remaining $2,200,000 further deferred and to be paid within 90 days of the date that the Company made the $1,000,000 payment. Further, pursuant to the Amendment, secured obligations under the deed of pledge were correspondingly reduced from $3,200,000 to $2,200,000 following the finalization of an amendment to the deed of pledge on May 12, 2022. The $1,000,000 payment was made on April 30, 2022.

On July 21, 2022, the Company and Luminis entered into a second amendment (the “Second Amendment”) to the SPA. The $2,200,000 deferred purchase price payment due under the Second Amendment shall be paid as follows:

(a)       an initial installment of $330,000 which was paid within 5 business days of executing the Second Amendment;

(b)       monthly installments of $100,000 from August 15, 2022 through December of 2022, payable on the 15th day of each month; and

(c)       monthly installments of $150,000 from January 15, 2023 until such time as the entire unpaid $1,870,000 balance of the deferred purchase price payment due under the Second Amendment, together with simple interest on the unpaid balance accruing, starting on the date of the Second Amendment, at 15% per annum, is paid in full, payable on the 15th day of each month.

There have been no other material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Form 10-K.

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

The principal assumptions used in our cost to recreate model for the interim impairment reviews completed during the six months ended June 30, 2022 were:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2021 Form 10-K, and that continued to exist as of June 30, 2022.

Remediation of Material Weaknesses

Although we have not yet remediated the material weaknesses that we identified in the 2021 Form 10-K, we believe that we have made and continue to make progress on the remediation plans described in our 2021 Form 10-K, under Item 9A, “Controls and Procedures.”

During the period ended June 30, 2022, we continued to make improvements to controls and continued our evaluation and documentation of key business processes, including entity level controls (ELCs), disclosure controls and procedures, financial statement close and financial reporting (FSCFR), revenue, equity, accounts payable, accruals, taxes, and information technology general controls. Management plans to complete the remediation of the previously identified material weaknesses during 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the following, there have been no significant changes to the risk factors set forth in the 2021 Form 10-K:

Risks Related to Our Financial Condition and Liquidity

Limits on the Company’s borrowing capacity under the $12 million Line of Credit may affect the Company’s ability to finance its operations.

At July 31, 2022, the Company had a total liquidity position of approximately $3.8 million, consisting of cash and cash equivalents on hand. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Liquidity.” With such limited capital resources, the Company has disclosed that it believes its existing cash on hand will not be sufficient to fund its operations for the next 12 months and it will be required to raise equity and/or debt capital from external sources. With there being no assurances that capital will be available from such external sources and while the $12 million Line of Credit with the Company’s majority stockholder, Motorsport Network, was undrawn as of July 31, 2022, the Company’s ability to borrow funds under such facility is limited by the lender’s ability to fund such borrowing requests. If and to the extent that Motorsport Network were to be unable to fund any such requests, the Company will not have complete access to some or all of the commitment available under the $12 million Line of Credit, but rather would have access to a lesser amount as determined by Motorsport Network’s ability to fund the Company’s borrowing requests. Given the state of the financial markets, the Company has recently assessed its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network will not fulfill any of the Company’s borrowing requests for the foreseeable future. Because of these limitations, the Company does not rely on being able to meet its cash requirements with any fundings under the $12 million Line of Credit. If Motorsport Network is unable to fulfill their commitment to advance funds to the Company under the $12 million Line of Credit, it would impact the Company’s potential sources of liquidity and, depending upon the amount involved and the Company’s liquidity requirements, it could have an adverse effect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

We are subject to risks related to the Russian military action against Ukraine.

In February 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. We have no way to predict the progress or outcome of the current situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. However, the impact to Ukraine, as well as the actions taken by other countries, including new and stricter sanctions imposed by Canada, the U.K., the European Union, the U.S. and other nations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, each country’s potential response to such sanctions, tensions and military actions, could all have a material adverse effect on our business, financial condition, liquidity and/or results of operations in various manners.

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

Risks Related to Ownership of Our Class A Common Stock

Our Class A common stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.

We are required to continually meet NASDAQ’s listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. As described in a Current Report on Form 8-K filed with the SEC on June 9, 2022, on June 6, 2022, we received a deficiency letter from NASDAQ’s Listing Qualifications Department notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until December 5, 2022, to regain compliance with the Rule. To regain compliance, the closing bid price for our Class A common stock must remain above $1.00 for 10 consecutive business days.

If we do not regain compliance with the Rule by December 5, 2022, NASDAQ will provide written notice that our Class A common stock is subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Hearing Panel. We cannot provide any assurance that our Class A common stock price will recover within the permitted remediation period. We intend to monitor the closing bid price of our Class A common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement.

Any delisting of our Class A common stock from The Nasdaq Capital Market could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of Class A common stock, reduce our ability to raise additional capital, reduce the price at which our Class A common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. We cannot assure you that our Class A common stock, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of our Class A common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended June 30, 2022.

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

As of June 30, 2022, we have used $62,227,397 of the net proceeds from our IPO, including (i) approximately $12,967,000 for the repayment of a the outstanding amount due under the $12 million Line of Credit entered into with Motorsport Network, our majority stockholder; (ii) approximately $18,399,212 in connection with the acquisitions of Studio397, KartKraft and 704Games; (iii) $27,058,687 for working capital and general corporate purposes; (iv) $855,306 in capital expenditures; and (v) $2,947,192 in IPO-related expenses and bonuses.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 9, 2022, the Company terminated the Lemon City Lease in accordance with its terms, without penalty, effective as of October 8, 2022

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.2	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

10.1	Letter Agreement, dated April 22, 2022, to amend Share Purchase Agreement and Pledge of Shares among Motorsport Games Inc., Luminis International BV, Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	4/28/22

10.2	Letter Agreement, dated July 21, 2022 but effective as of July 19, 2022, to further amend Share Purchase Agreement and Pledge of Shares Among Motorsport Games Inc., Luminis International BV, Technology In Business B.V. and certain Technology In Business B.V shareholders parties thereto	8-K	001-39868	10.1	7/22/22

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2022	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)

