Form 10-Q
period 2022-09-30
Motorsport Games Inc.
filed 2022-11-18
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 18, 2022, the registrant had 1,167,359 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. All Class A common stock and Class B common stock share data and share-based calculations set forth in this Form 10-Q have been adjusted to reflect the registrant’s 1-for-10 reverse stock split completed on November 10, 2022 on a retroactive basis for the periods presented.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended September 30, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include statements we make relating to:

●	our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of Russia’s invasion of Ukraine, as well as the coronavirus (“COVID-19”) pandemic;

●	new or planned products or offerings, including the anticipated timing of our new product launches under our updated product roadmap, such as our anticipated release of INDYCAR, British Touring Car Championship and Le Mans games in 2023 and 2024;

●	our intentions with respect to our mobile games, including expectations that we will continue to focus on developing and further enhancing our multi-platform games for mobile phones, as well as the anticipated timing of the release of our future mobile games;

●

our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our expectations that the COVID-19 pandemic will not have a material impact on our future business and operations;

●	our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on;

●	our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical than releasing a single game per year;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our physical gaming products to a limited number of distribution partners;

●	our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections;

●	our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend;

●	our intention to continue to look for opportunities to expand the recurring portion of our business;

ii

●

our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief that we will not have sufficient cash on hand to fund our operations for the remainder of 2022 based on the cash and cash equivalents available as of October 31, 2022 and our average cash burn, our belief that additional funding will be required in order to continue operations, our belief that there is a substantial likelihood that Motorsport Network, LLC (“Motorsport Network”) may not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report), our expectation to use current borrowings under the $12 million Line of Credit for general purposes and working capital, our belief that it will be necessary for us to secure additional funds, whether through a variety of equity and/or debt financing arrangements or similar transactions or implementing cost reductions through cost control initiatives, to continue our existing business operations and to fund our obligations, our expectation to generate additional liquidity through consummating one or more potential equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that we expect to achieve through the 2022 Restructuring Program (as defined in this Report), and/or adjusting our product roadmap to reduce the near-term need for working capital, as well as statements regarding our cash flows and anticipated uses of cash, as well as our belief that additional funding in the form of potential equity and/or debt financing arrangements or similar transactions are viable options to support our future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to us;

●	our expectations that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses;

●	our expectations relating to future impairment of intangible assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period, including, without limitation, our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends;

●	our plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including, among other things, through the Reverse Stock Split (as defined in this Report);

●

our intention to continue relying on exemptions from certain corporate governance requirements of NASDAQ as a result of being a “controlled company” within the meaning of the NASDAQ rules and our belief that we may decide in the future to avail ourselves of other controlled company exemptions in accordance with NASDAQ Rules; and

●	our expectations regarding the 2022 Restructuring Program, such as: (i) our expectations to eliminate approximately 20% of our overhead costs worldwide; (ii) our expectations regarding the amount and timing of the charges and payments related to the 2022 Restructuring Program; (iii) our expectations that as a result of the 2022 Restructuring Program, we will deliver approximately $4 million of total annualized cost reductions by the end of 2023, with the immediate headcount cost reductions expected to deliver annualized cost reductions of approximately $2.5 million by the end of 2022 and additional actions to be taken during 2022 expected to generate an additional $1.5 million of annualized cost reductions by the end of 2023; (iv) our expectations that total restructuring costs will fall within the previously estimated range of $0.1 million to $0.3 million; and (v) our plans to continue our efforts to achieve further cost reductions.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

iii

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, as well as any ability to achieve cost reductions, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through the 2022 Restructuring Program; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, Russia’s invasion of Ukraine or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties or delays in using its product development personnel in Russia due to Russia’s invasion of Ukraine and the related sanctions and/or more restrictive sanctions rendering transacting in the region more difficult or costly and/or difficulties and/or delays arising out of any resurgence of the ongoing and prolonged COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to Russia’s invasion of Ukraine;

iv

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic;

(vi)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xii)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xiii)	local, industry and general business and economic conditions;

(xiv)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xv)	difficulties and/or delays or unanticipated developments adversely impacting our ability to regain compliance with the NASDAQ’s listing requirements; and/or

(xvi)	difficulties, delays or our inability to successfully complete the 2022 Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions, as well as delays in completing the 2022 Restructuring Program, which could reduce the benefits realized from such activities; higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; and/or less than anticipated annualized cost reductions from the 2022 Restructuring Program and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions.

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

v

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021

Assets

Current assets:
Cash and cash equivalents	$3,217,342	$17,819,640
Accounts receivable, net of allowances of $3,596,634 and $4,563,884 at September 30, 2022 and December 31, 2021, respectively	595,292	5,490,272
Due from related parties	116,270	137,574
Prepaid expenses and other current assets	2,257,708	1,175,354
Total Current Assets	6,186,612	24,622,840
Property and equipment, net	670,795	727,089
Operating lease right of use assets	469,640	-
Goodwill	-	4,867,465
Intangible assets, net	13,428,305	20,485,809
Total Assets	$20,755,352	$50,703,203

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,013,442	$1,784,645
Accrued expenses and other liabilities	3,548,934	3,524,271
Due to related parties	3,122,571	119,015
Purchase commitments	2,508,220	3,170,319
Operating lease liabilities (current)	196,077	-
Total Current Liabilities	10,389,244	8,598,250
Operating lease liabilities (non-current)	269,154	-
Other non-current liabilities	3,148,097	4,122,950
Total Liabilities	13,806,495	12,721,200

Commitments and contingencies (Note 11)

Stockholders’ Equity:

Preferred stock, $0.0001 par value per share; authorized 1,000,000 shares; none issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Class A common stock - $0.0001 par value per share; authorized 100,000,000 shares; 1,167,359 and 1,163,590 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	116	116
Class B common stock - $0.0001 par value per share; authorized 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	70	70
Additional paid-in capital	76,473,168	75,652,853
Accumulated deficit	(69,046,523)	(37,988,326)
Accumulated other comprehensive loss	(709,414)	(945,375)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	6,717,417	36,719,338
Non-controlling interest	231,440	1,262,665
Total Stockholders’ Equity	6,948,857	37,982,003
Total Liabilities and Stockholders’ Equity	$20,755,352	$50,703,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$1,223,142	$2,138,466	$6,553,918	$6,851,525
Cost of revenues [1]	602,856	949,139	3,472,819	2,637,250
Gross profit	620,286	1,189,327	3,081,099	4,214,275

Operating expenses:
Sales and marketing [2]	1,440,659	1,348,773	4,669,328	3,077,213
Development [3]	2,631,066	3,015,233	7,717,046	6,083,773
General and administrative [4]	4,008,335	3,130,944	10,781,098	22,612,162
Impairment of goodwill	-	-	4,788,268	-
Impairment of intangible assets	-	-	4,640,102	-
Depreciation and amortization	92,703	81,874	326,499	179,097
Total operating expenses	8,172,763	7,576,824	32,922,341	31,952,245
Loss from operations	(7,552,477)	(6,387,497)	(29,841,242)	(27,737,970)
Interest expense [5]	(244,953)	(160,310)	(638,211)	(311,748)
Gain attributable to equity method investment	-	-	-	1,370,837
Other expense, net	(739,285)	(110,822)	(1,511,978)	(26,115)
Net loss	(8,536,715)	(6,658,629)	(31,991,431)	(26,704,996)
Less: Net loss attributable to non-controlling interest	(21,431)	(99,114)	(933,234)	(553,413)
Net loss attributable to Motorsport Games Inc.	$(8,515,284)	$(6,559,515)	$(31,058,197)	$(26,151,583)

Net loss attributable to Class A common stock per share:
Basic and diluted	$(7.29)	$(5.64)	$(26.61)	$(23.17)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	1,167,359	1,163,590	1,167,178	1,128,576

[1]	Includes related party costs of $0 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $6,228 and $0 for the nine months ended September 30, 2022 and 2021, respectively.
[2]	Includes related party expenses of $0 and $71,865 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $71,865 for the nine months ended September 30, 2022 and 2021, respectively.
[3]	Includes related party expenses of $21,512 and $3,132 for the three months ended September 30, 2022 and 2021, respectively, and $44,942 and $14,591 for the nine months ended September 30, 2022 and 2021, respectively.
[4]	Includes related party expenses of $122,714 and $22,853 for the three months ended September 30, 2022 and 2021, respectively, and $221,051 and $1,593,371 for the nine months ended September 30, 2022 and 2021, respectively.
[5]	Includes related party expenses of $0 and $0 for the three months ended September 30, 2022 and 2021, respectively. Includes related party costs of $0 and $105,845 for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,536,715)	$(6,658,629)	$(31,991,431)	$(26,704,996)
Other comprehensive income (loss):
Foreign currency translation adjustments	224,230	(537,581)	235,961	(641,304)
Comprehensive loss	(8,312,485)	(7,196,210)	(31,755,470)	(27,346,300)
Comprehensive loss attributable to non-controlling interests	(2,280)	(99,114)	(1,031,225)	(553,413)
Comprehensive loss attributable to Motorsport Games Inc.	$(8,310,205)	$(7,097,096)	$(30,724,245)	$(26,792,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2022
								Total
								Stockholders’
								Equity /
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Member’s Equity Attributable to Motorsport	Non- controlling	Total Stockholders’ Equity / Member’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2022	1,163,590	$116	700,000	$70	$75,652,853	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Stock-based compensation	3,769	-	-	-	353,030	-	-	353,030	-	353,030
Other comprehensive loss	-	-	-	-	-	-	(125,245)	(125,245)	(59,293)	(184,538)
Net loss	-	-	-	-	-	(15,137,617)	-	(15,137,617)	(829,428)	(15,967,045)
Balance – March 31, 2022	1,167,359	$116	700,000	$70	$76,005,883	$(53,125,943)	$(1,070,620)	$21,809,506	$373,944	$22,183,450
Stock-based compensation	-	-	-	-	238,573	-	-	238,573	-	238,573
Other comprehensive loss	-	-	-	-	-	-	136,976	136,976	(57,849)	79,127
Net loss	-	-	-	-	-	(7,405,296)	-	(7,405,296)	(82,375)	(7,487,671)
Balance – June 30, 2022	1,167,359	$116	700,000	$70	$76,244,456	$(60,531,239)	$(933,644)	$14,779,759	$233,720	$15,013,479
Stock-based compensation	-	-	-		228,712	-	-	228,712	-	228,712
Other comprehensive loss	-	-	-		-	-	224,230	224,230	19,151	243,381
Net loss	-	-	-			(8,515,284)	-	(8,515,284)	(21,431)	(8,536,715)
Balance – September 30, 2022	1,167,359	$116	700,000	$70	$76,473,168	$(69,046,523)	$(709,414)	$6,717,417	$231,440	$6,948,857

	For the Three and Nine Months Ended September 30, 2021
									Total
									Stockholders’ Equity /
	Class A Common Stock		Class B Common Stock		Member’s	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Member’s Equity Attributable to Motorsport	Non- controlling	Total Stockholders’ Equity / Member’s
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance - January 1, 2021	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interests into shares of common stock	700,000	70	700,000	70	(3,791,674)	3,791,534	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	345,000	34	-	-	-	63,074,094	-	-	63,074,128	-	63,074,128
Stock-based compensation	33,063	3	-	-	-	9,076,913	-	-	9,076,916	-	9,076,916
Purchase of additional interest in Le Mans Esports Series Ltd.	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(32,914)	(32,914)	-	(32,914)
Net loss	-	-	-	-	-	-	(13,811,974)	-	(13,811,974)	(273,450)	(14,085,424)
Balance - March 31, 2021	1,078,063	$107	700,000	$70	$-	$75,942,541	$(18,638,309)	$(27,986)	$57,276,423	$3,957,001	$61,233,424
Issuance of common stock to 704Games former minority shareholders	85,527	9	-	-	-	-	-	-	9	-	9
Purchase of 704Games minority interest	-	-	-	-	-	(939,434)	-	-	(939,434)	(2,659,786)	(3,599,220)
ACO Investment in Le Mans Esports Series Ltd.	-	-	-	-	-	-	-	-	-	234,754	234,754
Stock-based compensation	-	-	-	-	-	116,274	-	-	116,274	-	116,274
Comprehensive loss:
Other comprehensive loss	-	-	-	-	-	-	-	(70,809)	(70,809)	-	(70,809)
Net loss	-	-	-	-	-	-	(5,780,094)	-	(5,780,094)	(180,849)	(5,960,943)
Balance - June 30, 2021	1,163,590	$116	700,000	$70	$-	$75,119,381	$(24,418,403)	$(98,795)	$50,602,369	$1,351,120	$51,953,489
Stock-based compensation	-	-	-	-	-	292,173	-	-	292,173	-	292,173
Other comprehensive loss	-	-	-	-	-	-	-	(537,581)	(537,581)	-	(537,581)
Net loss							(6,559,515)		(6,559,515)	(99,114)	(6,658,629)
Balance - September 30, 2021	1,163,590	$116	700,000	$70	$-	$75,411,554	$(30,977,918)	$(636,376)	$43,797,446	$1,252,006	$45,049,452

[1]	Gross proceeds of $69,000,000 less offering costs of $5,925,872.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,991,431)	$(26,704,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	4,640,102	-
Loss on impairment of goodwill	4,788,268	-
Depreciation and amortization	1,576,003	1,217,234
Purchase commitment and license liability interest accretion	620,541	188,220
Non-cash lease expense	321,882	-
Stock-based compensation	820,315	9,485,363
Gain on equity method investment	-	(1,370,837)
Sales return and price protection reserves	1,098,397	257,060
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts receivable	3,709,280	2,914,584
Operating lease liabilities	(327,337)	-
Prepaid expenses and other assets	(1,141,174)	(2,277,279)
Other assets	-	25,000
Accounts payable	(728,322)	(338,895)
Other non-current liabilities	-	443,700
Accrued expenses and other liabilities	(310,622)	(562,253)
Net cash used in operating activities	$(16,924,098)	$(16,723,099)

Cash flows from investing activities:
Acquisition of Le Mans, net of cash acquired	-	153,250
Acquisition of KartKraft	-	(1,000,000)
Acquisition of Studio 397	-	(12,785,463)
Purchase of property and equipment	(266,948)	(665,190)
Net cash used in investing activities	$(266,948)	$(14,297,403)

Cash flows from financing activities:
Advances from related parties	3,012,885	2,073,312
Repayments on advances from related parties	(119,002)	(12,935,519)
Repayments of purchase commitment liabilities	(1,530,000)	-
Purchase of non-controlling interest	-	(3,599,211)
Contributed capital from non-controlling shareholders	-	234,754
Payment of license liabilities	(275,000)	(227,928)
Issuance of common stock in initial public offering, net	-	63,661,128
Net cash provided by financing activities	$1,088,883	$49,206,536

Effect of exchange rate changes on cash and cash equivalents	1,499,865	(13,873)

Net (decrease) increase in cash and cash equivalents	(14,602,298)	18,172,161

Total cash and cash equivalents at beginning of the period	$17,819,640	$3,990,532

Total cash and cash equivalents at the end of the period	$3,217,342	$22,162,693

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$17,670	$804,674

Non-cash investing and financing activities:
Shares issued to 704Games former minority shareholders	$-	$86
Purchase commitment liability	$-	$3,148,240
Reduction of additional paid-in capital for purchased 704Games minority shares	$-	$939,511
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$-	$587,000
Purchase of additional interest in Le Mans Esports Series Ltd.	$-	$1,584,892

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022. The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2021 and 2020 and for the years then ended which are included in the 2021 Form 10-K.

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10. Fractional shares of common stock resulting from the reverse stock split were settled in cash. All shares of common stock, stock options, restricted stock awards, and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Going Concern

On January 15, 2021, the Company completed its initial public offering which resulted in net proceeds to the Company of approximately $63.1 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

For the nine months ended September 30, 2022, the Company had a net loss of approximately $32 million, negative cash flows from operations of approximately $16.9 million and an accumulated deficit of $69 million. It is expected that the Company will continue to incur operating expenses and, as a result, the Company will need to grow revenues to reach profitability and positive cash flows. We expect to continue to incur losses for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

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

The Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions and consider these to be viable options to support future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. The Company is also seeking to improve its liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that it expects to achieve through its previously announced organizational restructuring (the “2022 Restructuring Program”).

As the Company continues to evaluate incremental funding solutions, it has reevaluated its product roadmap in the first quarter of 2022 and modified the expected timing and scope of certain new product releases. These changes have been made not only to maintain the development of high-quality video game titles, but also to improve the timing of certain working capital requirements and reduce expenditures, thereby decreasing our expected future cash-burn and improve our short-term liquidity needs. If needed, further adjustments could be made that would decrease short-term working capital requirements, while pushing out the timing of expected revenues.

The Company expects to generate additional liquidity through consummating one or more potential equity and/or debt financings or similar transactions, achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that it expects to achieve through the 2022 Restructuring Program, and/or further adjusting its product roadmap to reduce near term need for working capital. If the Company is unable to generate adequate revenue and profit growth, there can be no assurances that such actions will provide the Company with sufficient liquidity to meet its cash requirements as, among other things, its liquidity position can be impacted by a number of factors, including the level of sales, costs and expenditures, economic conditions in the capital markets, especially for technology companies, as well as accounts receivable and sales allowances.

There can be no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources. If the Company is unable to obtain adequate funds on acceptable terms, it may be required to, among other things, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

If the Company is unable to satisfy its cash requirements from the sources identified above, it could be required to adopt one or more of the following alternatives:

●	selling assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or
●	reducing other discretionary spending.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

Even if the Company does secure additional financing, if the anticipated level of revenues are not achieved because of, for example, less than anticipated consumer acceptance of the Company’s offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of the Company’s products and events as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, the Company’s liquidity position may continue to be insufficient to satisfy its future capital requirements.

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

Out-of-Period Adjustment

During the three months ended September 30, 2022, the Company recorded an out-of-period adjustment of approximately $0.3 million in revenues in our condensed consolidated statements of operations. The adjustment, which reduced revenues and accounts receivable, was made to correct an overstatement of revenue as reported in our Form 10-Q for the period ended June 30, 2022. The Company determined the adjustment did not have a material impact to our current or prior period condensed consolidated financial statements. In addition, the correction did not have any impact on the cumulative year to date position in either the statement of operations, balance sheet, or statement of cash flow for the nine months ended September 30, 2022.

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

In November 2019, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Adoption of Accounting Pronouncements

On January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) using the modified retrospective approach and elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Company applied the guidance to all existing leases.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For leases with a term greater than 12 months, the new guidance requires the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. Upon adoption of ASC 842, the Company recognized approximately $751,000 of operating lease assets and operating lease liabilities primarily related to real estate, which were presented in the condensed consolidated balance sheet as operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current. There was no cumulative effect of applying the new standard and, accordingly, there was no adjustment to retained earnings on adoption. The comparative information presented has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company opted to apply the optional package of practical expedients permitted under ASC 842, which eliminated the requirement to reassess prior conclusions regarding lease identification, classification and initial direct costs.

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

On January 1, 2022, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protection which may occur with distributors and retailers (“channel partners”). See Note 2 – Summary of Significant Accounting Policies – Accounts Receivable in the 2021 Form 10-K for additional details. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. When evaluating the adequacy of sales returns and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher than expected returns or higher price protection in subsequent periods. The Company’s sales returns and price protection reserves recognized as a reduction of revenues for the three and nine months ended September 30, 2022 were approximately $0 and $1.1 million, respectively. The Company recognized approximately $0.06 million and $0.3 million of sales returns and price protection charges (referred to as “reserves” above) as a reduction of revenues for the three and nine months ended September 30, 2021, respectively.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2022	2021
Stock options	57,405	57,742
	57,405	57,742

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

NOTE 3 – INTANGIBLE ASSETS

Licensing Agreements

The Company has license agreements with various entities related to the development of video games and the organization and facilitation of esports events, including BARC (TOCA) Limited (“BARC”) with respect to the British Touring Car Championship (the “BTCC”) and INDYCAR LLC (“INDYCAR”) with respect to the INDYCAR SERIES. As of September 30, 2022, the Company had a remaining liability in connection with these licensing agreements of approximately $0.9 million and $3.0 million, which is included in purchase commitments and other non-current liabilities, respectively, on the condensed consolidated balance sheets.

Impairment

The Company identified triggering events as of March 31, 2022 and as of June 30, 2022 that indicated its allocated intangible and finite-lived intangible assets were at risk of impairment and as such, performed quantitative impairment assessments of all its intangible and finite-lived intangible assets. No further indicators of impairment were identified as of September 30, 2022.

The primary triggers for the impairment review for the period ended March 31, 2022 were changes made to the Company’s product roadmap during the three months ended March 31, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of the Company’s market capitalization which had reduced significantly since December 31, 2021, the date of the last impairment assessment. The Company made these changes to better align its product roadmap with the Company’s ability to produce and release high quality games. The primary triggers for the impairment review for the six-month period ended June 30, 2022 were the ongoing reduction in the Company’s share price, the receipt of a deficiency letter notice from NASDAQ and the Company’s ongoing uncertain liquidity position.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the interim impairment assessments, the Company determined the fair value of its rFactor 2 trade name and Le Mans video gaming license (the “Le Mans Gaming License”) indefinite-lived intangible assets, as well as its rFactor 2 finite-lived technology, were lower than their respective carrying values. The Company has recorded impairment losses relating to these intangible assets of approximately $4.6 million during the nine months ended September 30, 2022. The impairment losses consist of approximately $2.2 million for the Company’s rFactor 2 trade name, $1.1 million for its Le Mans Gaming License and $1.3 million for its finite-lived rFactor 2 technology intangible asset.

The Company determined the fair value of the indefinite-lived intangible assets using a relief-from-royalty method for the trade name, a discounted cash flow valuation model for the Le Mans Gaming License and a cost to recreate valuation model for the finite-lived technology intangible asset. The impairment loss for indefinite- and finite-lived intangible assets was primarily driven by a reduction in expected future revenues, following changes to the Company’s product roadmap, as well as changes to the discount rates applied, royalty rates and technological obsolescence assumptions used in the valuation models. The principal assumptions used in the relief-from-royalty method analysis used to determine the fair value of the rFactor 2 trade name consisted of forecasted revenues, royalty rate and weighted average cost of capital (i.e., the discount rate), while the principal assumptions used in the discounted cash flow valuation model for the Le Mans Gaming License were forecasted revenues and weighted average cost of capital. The principal assumptions used in determining the fair value of the finite-lived technology intangible asset were number of production hours, cost per hour and technological obsolescence. The Company considers these assumptions to be judgmental and subject to risk and uncertainty, which could result in further changes in subsequent periods.

The impairment loss is presented as impairment of intangible assets in the condensed consolidated statements of operations.

The following is a summary of intangible assets as of September 30, 2022:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of December 31, 2021	$7,198,363	$2,810,000	$10,364,541	$560,000	$2,672,581	$257,530	$(3,377,206)	$20,485,809
Amortization expense	-	-	-	-	-	-	(1,306,997)	(1,306,997)
Impairment of intangible assets	-	(1,118,209)	(1,320,993)	-	(2,200,900)	-	-	(4,640,102)
FX translation adjustments	-	(275,948)	(872,874)	-	(124,258)	(33,120)	195,795	(1,110,405)
Balance as of September 30, 2022	$7,198,363	$1,415,843	$8,170,674	$560,000	$347,423	$224,410	$(4,488,408)	13,428,305

Weighted average remaining amortization period at September 30, 2022	-	-	4.6	5.4	-	4.5	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non-Compete Agreements (Finite)	Accumulated Amortization
Balance as of December 31, 2021	$912,260	$1,843,716	$560,000	$61,230	$3,377,206
Amortization expense	175,312	1,072,168	-	59,517	1,306,997
Foreign currency translation adjustment	-	(184,538)	-	(11,257)	(195,795)
Balance as of September 30, 2022	$1,087,572	$2,731,346	$560,000	$109,490	$4,488,408

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,	Total
2022 (remaining period)	$632,147
2023	1,892,641
2024	1,687,137
2025	1,678,365
2026	1,400,729
Thereafter	2,172,544
$9,463,563

Amortization expense related to intangible assets was approximately $0.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and amortization expense related to intangible assets was approximately $1.3 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Within intangible assets is approximately $3.5 million of licensing agreements that are not presently subject to amortization. These non-amortizing licensing agreements will commence amortizing upon release of the first title under the respective license agreement.

NOTE 4 – GOODWILL

The carrying amount of goodwill attributable to our Gaming and Esports reporting units and the changes in such balances during the nine months ended September 30, 2022 were as follows:

	Games	Esports	Total
Balance as of January 1, 2022	$4,802,882	$64,583	$4,867,465
Impairment of Goodwill	(4,723,685)	(64,583)	(4,788,268)
Foreign exchange	(79,197)	-	(79,197)
Balance as of September 30, 2022	$-	$-	$-

The Company identified triggering events as of March 31, 2022 that indicated its goodwill associated with the acquisition of Studio397 B.V. (“Studio397”) was at risk of impairment and as such, performed a quantitative impairment assessment to determine whether the fair value of the associated reporting unit exceeded its fair value. The primary triggers for the impairment review were changes made to Motorsport Games’ product roadmap during the three months ended March 31, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of Motorsport Games’ market capitalization which had reduced significantly subsequent to December 31, 2021, the date of the last impairment assessment.

As a result of the March 31, 2022 interim impairment assessment, the Company determined the carrying value of its Gaming reporting unit exceeded its fair value and the associated goodwill was fully impaired. Impairment losses of approximately $4.8 million have been recorded during the nine months ended September 30, 2022, reducing the carrying value of the Company’s goodwill to $0. As such, no further impairment assessments have been completed subsequent to the March 31, 2022 interim assessment.

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

The impairment loss is presented as impairment of goodwill in the condensed consolidated statements of operations.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s operating leases have been presented in operating lease right-of-use assets, operating lease liabilities (short-term) and operating lease liabilities (long-term), on the Company’s condensed consolidated balance sheet as of September 30, 2022. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Refer to Note 1, Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation, for further information on the adoption of ASC 842.

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

The components of lease expense were as follows:

	Condensed Consolidated Statement of	Three Months Ended	Nine Months Ended
	Operations Classification	September 30, 2022	September 30, 2022
Short-term operating lease expense	G&A	$45,419	$98,335
Operating lease expense	G&A	125,545	322,483
Total lease costs		$170,964	$420,818

Weighted average remaining lease terms and weighted average discount rates are as follows:

Nine Months Ended September 30, 2022
Weighted-average remaining lease term - operating leases (years)	2.80
Weighted-average discount rate - operating leases	7.46%

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$385,815
Right of use assets obtained in exchange for new lease obligations	$1,086,668

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2022, maturities related to lease liabilities were as follows:

Operating Leases
2022 (remaining period)	$67,060
2023	234,007
2024	160,377
2025	26,749
2026	13,374
Thereafter	-
Total lease payments	$501,567
Less effects of imputed interest	(36,336)
Present value of lease liabilities	$465,231

New lease agreements

On February 8, 2022, the Company entered into a new lease agreement with Lemon City Group, LLC, an entity affiliated with our majority shareholder, Motorsport Network, for office space located in Miami, Florida (the “New Lemon City Lease”). The term of this new lease was 5 years, which commenced April 1, 2022 and was scheduled to expire on March 31, 2027, terminable upon 60-days’ written notice, by either party, with no penalty. Concurrently with entering into the New Lemon City Lease, a previous lease agreement for office space in Miami, Florida between 704Games LLC and Lemon City Group, LLC was terminated without penalty. The base rent from the New Lemon City Lease was fixed at approximately $22,000 per month. On August 10, 2022, the Company provided written notice to terminate the New Lemon City Lease in accordance with the terms of the lease agreement, without penalty, resulting in a lease modification and the remeasurement of the lease liability and right-of-use asset balances associated with the modified lease which terminated on October 9, 2022. No gain or loss was recognized within the condensed consolidated statement of operations as a result of the lease modification.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued royalties	$544,358	$1,694,011
Accrued professional fees	231,233	80,909
Accrued consulting fees	115,000	106,006
Accrued development costs	508,298	968,007
Esport prize money	31,250	168,959
Accrued taxes	141,376	31,491
Accrued payroll	134,119	235,224
Deferred revenue	670,293	-
Loss contingency reserves	1,000,000	-
Accrued other	173,007	239,664
Total	$3,548,934	$3,524,271

NOTE 7 – DUE TO/FROM RELATED PARTIES

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network that provides the Company with a line of credit of up to $10 million at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10 million to $12 million, with no changes to the other terms.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable.

On September 8, 2022, the Company entered into a support agreement with Motorsport Network (the “Support Agreement”) pursuant to which Motorsport Network issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit, the proceeds of which the Company is using for general corporate purposes and working capital. In the Support Agreement, Motorsport Network and the Company terminated the Side Letter Agreement dated September 4, 2020 and agreed that until June 30, 2024, Motorsport Network would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit unless and until such time that any of the following shall occur or exist: (i) the Company enters into a new financing arrangement (whether debt, equity or otherwise) under which the Company is then able to draw or provides the Company with available cash in excess of amounts required in the Company’s reasonable judgment to run its operations in the ordinary course of business; (ii) the Company generates from operations available cash in excess of amounts required in the Company’s reasonable judgment to run its operations in the ordinary course of business; or (iii) the Company’s independent auditors issue an unqualified opinion on its financial statements and the Company’s repayment of the advances, in whole or in part, would not otherwise cause the independent auditor to issue a going concern qualified opinion. Upon the occurrence of any of the foregoing events, the Company shall prepay on such date principal amount of the September 2022 Cash Advance and other advances under the $12 million Line of Credit then outstanding in an amount equal to such available excess cash or, in the case of (iii) above, the amount that would not cause the Company’s independent auditor to issue a going concern qualified opinion, together with interest accrued but unpaid on the unpaid September 2022 Cash Advance and other advances, which repayment obligation shall continue until all such advances under the $12 million Line of Credit are paid in full. The entire aggregate principal amount of the September 2022 Cash Advance and the other advances under the $12 million Line of Credit, together with interest accrued but unpaid thereon, shall also become immediately and automatically due and payable, and the $12 million Line of Credit shall immediately and automatically terminate, in each case without any action required by Motorsport Network, if (i) the Company experience an event of default under any other debt instrument, agreement or arrangement; or (ii) any final judgment or final judgments for the payment of money in excess (net of amounts covered by third-party insurance with insurance carriers who have not disclaimed liability with respect to such judgment or judgments) of $500,000 or its foreign currency equivalent is entered against the Company or any subsidiary and is not discharged and either (a) an enforcement proceeding has been commenced by any creditor upon such judgment or decree or (b) there is a period of 60 days following the entry of such judgment or decree during which such judgment or decree is not discharged, waived or the execution thereof stayed and, in the case of (b), such default continues for 60 consecutive days.

During the nine months ended September 30, 2022, the Company did not repay any amounts borrowed under the $12 million Line of Credit and the balance due to Motorsport Network under the $12 million Line of Credit was $3 million as of September 30, 2022.

Given the state of the financial markets, the Company continues to assess its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network may not fulfill the Company’s future borrowing requests.

In addition to the $12 million Line of Credit, the Company had regular related party receivables and payables outstanding as of September 30, 2022. Specifically, the Company owed approximately $3.1 million to its related parties as a related party payable and was due approximately $0.1 million from its related parties as a related party receivable as of September 30, 2022. During the nine months ended September 30, 2022, approximately $0.1 million has been paid to related parties in settlement of related party payables.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, Motorsport Network, and other related entities pay for Company expenses on the Company’s behalf. During the nine months ended September 30, 2022, the Company incurred expenses of approximately $0.1 million that were paid by Motorsport Network on its behalf and are reimbursable by the Company to Motorsport Network. In addition, the Company has the $12 million Line of Credit, which is discussed in Note 7 – Due To/From Related Parties.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Leasing agreements

On February 8, 2022, the Company entered into the New Lemon City Lease with Lemon City Group, LLC, an entity affiliated with our majority shareholder, Motorsport Network, for office space located in Miami, Florida, which was subsequently terminated on August 10, 2022, effective on October 9, 2022. See Note 5 – Leases for further information.

NOTE 9 – STOCKHOLDERS’ EQUITY

Initial Public Offering

On January 15, 2021, the Company completed its initial public offering of 345,000 shares of its Class A common stock at a price to the public of $200.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 45,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the initial public offering were $63,073,783, after deducting underwriting discounts and commissions and offering expenses paid by the Company during 2020 and 2021.

Stock Warrants

As of September 30, 2022 and December 31, 2021, 704Games has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of September 30, 2022, the warrants had no intrinsic value and a remaining life of 3 years.

NOTE 10 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of September 30, 2022, 42,595 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a 3-year period. Certain stock option awards differed from this vesting schedule, notably awards made to Motorsport Games’ Chief Executive Officer in conjunction with Motorsport Games’ initial public offering that vested immediately, as well as those made to Motorsport Games’ directors that vested on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

The following is a summary of stock-based compensation award activity for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
	Number of Options	Vesting Term	Contractual Term	Grant Date Fair Value
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2022 (net of forfeitures)	29,740
Stock options awarded to employees under the MSGM 2021 Stock Plan	56,935	3 Years	10 Years	$1,143,500
Stock options awarded to Board of Directors under the MSGM 2021 Stock Plan	5,711	1 Year	10 Years	$120,630
Forfeited, cancelled or expired	(34,981)
Awards outstanding under the MSGM 2021 Stock Plan as of September 30, 2022 (net of forfeitures)	57,405

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In addition to the equity awards granted and detailed above, the Company granted 3,769 restricted stock awards under the MSGM 2021 Stock Plan to its Board of Directors in January 2022 that vested on issuance, with a grant date fair value of approximately $0.1 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
G&A	$223,953	$285,318	$682,276	$9,264,583
Sales & Marketing	1,371	3,793	80,210	123,139
Development	3,388	3,062	57,829	97,641
Stock-based compensation expense	$228,712	$292,173	$820,315	$9,485,363

As of September 30, 2022, there was approximately $1.1 million of unrecognized stock-based compensation expense which will be recognized over approximately 2.5 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed below. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. Litigation or other legal proceedings, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our management personnel from their normal responsibilities.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As previously disclosed, on February 11, 2021, HC2 Holdings 2 Inc. (now known as Innovate 2) and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint in the U.S. District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the manager of Motorsport Network. The complaint was later amended and added Leo Capital Holdings LLC as an additional plaintiff and the controller of Motorsport Network as an additional individual defendant. The complaint alleges, among other things, purported misrepresentations and omissions concerning 704Games’ financial condition made in connection with the Company’s purchase of these minority shareholders’ interest in 704Games in August and October 2021. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder; Section 20(a) of the Exchange Act; Section 20A of the Exchange Act; breach of the Company’s obligations under the Stockholders’ Agreement dated August 14, 2018; fraudulent inducement; breach of fiduciary duties; and unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on the date of plaintiffs’ sale and the purchase price that was paid, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ complaint. On March 28, 2022, the court entered an order denying the motion to dismiss. The Company believes that this action is without merit and will continue to vigorously defend itself. As of September 30, 2022, the Company has accrued $1 million in loss contingencies as it relates to this case, which represents the Company’s probable and reasonable estimable exposure. As of December 31, 2021, the Company had not accrued any amounts for contingencies.

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, upon payment of the initial license fee described below, the Company was granted a non-exclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for its next generation of games. The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the three and nine months ended September 30, 2022, Epic earned royalties of approximately $16,000 and $0.1 million, respectively, under the agreement. During a 2-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

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

Purchase Commitment Liabilities

On April 22, 2022, the Company entered into a letter agreement (the “Amendment”) amending the terms of (i) the share purchase agreement dated March 31, 2021 (the “SPA”) with Luminis International BV, Technology In Business B.V. (“TIB”) and certain of TIB’s shareholders parties to such amendment, relating to the acquisition of Studio397 and (ii) the related deed of pledge that secured the Company’s payment of the $3.2 million deferred purchase price installment due under the SPA. Pursuant to the Amendment, the deferred installment amount due to be paid under the SPA by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million further deferred and to be paid within 90 days of the date that the Company made the $1 million payment. Further, pursuant to the Amendment, secured obligations under the deed of pledge were correspondingly reduced from $3.2 million to $2.2 million following the finalization of an amendment to the deed of pledge on May 12, 2022. The $1 million payment was made on April 30, 2022.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 21, 2022, the Company entered into a letter agreement, effective as of July 19, 2022 (the “Second Amendment”), further amending the terms of the SPA. Pursuant to the Second Amendment, the deferred purchase price installment that was otherwise due to be paid by the Company within 90 days of the date of the $1 million payment was reduced from $2.2 million to $1.9 million as a result of the Company’s pay down of $0.3 million in July 2022. Under the Second Amendment, the remaining balance of $1.9 million plus interest thereon at 15% per annum, is to be paid as follows: (i) $100,000 monthly payments from August 15, 2022 through December of 2022; and (ii) $150,000 monthly payments from January 15, 2023 until the entire unpaid $1.9 million and accrued and unpaid interest thereon are paid in full. Further, pursuant to the Second Amendment, secured obligations under the deed of pledge have been correspondingly reduced from $2.2 million to $1.9 million.

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues, with all the customers listed coming from the Gaming segment, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2022	2021	2022	2021
Customer B	39.92%	21.70%	26.75%	28.20%
Customer C	*	22.00%	21.87%	18.70%
Customer D	39.66%	41.00%	23.00%	38.80%
	79.58%	84.70%	71.62%	85.70%

*	Less than 10%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable (net), with all customers coming from the Gaming segment, as of:

Customer	September 30, 2022	December 31, 2021
Customer A	*	51.92%
Customer B	14.14%	19.10%
Customer C	27.38%	*
Customer E	17.41%	*
Customer F	21.11%	*
	80.04%	71.02%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues, with all suppliers relating to the Gaming segment, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2022	2021	2022	2021
Supplier A	*	24.30%	16.10%	32.20%
Supplier B	*	50.20%	*	39.40%
Supplier C	*	*	18.89%	*
	0.00%	74.50%	34.99%	71.60%

*	Less than 10%.

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2022 and 2021 were: (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “Esports segment”). The Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the U.S., no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Gaming	$1,042,852	$2,042,322	$5,943,178	$6,731,462
Esports	180,290	96,144	610,740	120,063
Total Revenues	$1,223,142	$2,138,466	$6,553,918	$6,851,525

Cost of revenues:
Gaming	$540,519	$848,705	$2,765,263	$2,466,572
Esports	62,337	100,434	707,556	170,678
Total Cost of Revenues	$602,856	$949,139	$3,472,819	$2,637,250

Gross Profit (Loss)
Gaming	$502,333	$1,193,617	$3,177,915	$4,264,890
Esports	117,953	(4,290)	(96,816)	(50,615)
Total Gross Profit	$620,286	$1,189,327	$3,081,099	$4,214,275

Loss From Operations
Gaming	$(6,515,203)	$(6,035,516)	$(27,952,962)	$(26,945,662)
Esports	(1,037,274)	(351,981)	(1,888,280)	(792,308)
Total Loss From Operations	$(7,552,477)	$(6,387,497)	$(29,841,242)	$(27,737,970)

Depreciation and Amortization
Gaming	$84,326	$79,394	$301,465	$176,617
Esports	8,377	2,480	25,034	2,480
Total Depreciation and Amortization	$92,703	$81,874	$326,499	$179,097

Interest Expense, net:
Gaming	$(244,953)	$(160,310)	$(638,211)	$(311,748)
Esports	-	-	-	-
Total Interest Expense, net	$(244,953)	$(160,310)	$(638,211)	$(311,748)

Gain Attributable to Equity Method Investment:
Gaming	$-	$-	$-	$1,370,837
Esports	-	-	-	-
Total Gain Attributable to Equity Method Investment	$-	$-	$-	$1,370,837

Other (Expense) Income, Net:
Gaming	$(729,158)	$(110,192)	$(1,496,763)	$(27,913)
Esports	(10,127)	(630)	(15,215)	1,798
Total Other (Expense) Income, net	$(739,285)	$(110,822)	$(1,511,978)	$(26,115)

Net Loss:
Gaming	$(7,489,314)	$(6,306,018)	$(30,087,936)	$(25,914,486)
Esports	(1,047,401)	(352,611)	(1,903,495)	(790,510)
Total Net Loss	$(8,536,715)	$(6,658,629)	$(31,991,431)	$(26,704,996)

	September 30, 2022	December 31, 2021
Total assets:
Gaming	$18,461,380	$47,511,471
Esports	2,293,972	3,191,732
Total assets	$20,755,352	$50,703,203

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued.

In connection with the Company’s previously disclosed 2022 Restructuring Program, the Company reduced the base salaries of its most senior executives on October 14, 2022, including the base salary of Dmitry Kozko, the Company’s CEO, by 35% to $334,750. The Compensation Committee has the authority to reinstate Mr. Kozko’s base salary in effect immediately prior to such reduction at any time they deem it appropriate, in their sole discretion, exercised reasonably. For purposes of any termination payments that may become payable to Mr. Kozko in the future, such payments would be calculated without giving effect to the foregoing salary reduction.

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the Company’s issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10.

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

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the nine months ended September 30, 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report.

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

Started in 2018 as a wholly owned subsidiary of Motorsport Network, LLC (“Motorsport Network”), we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the exclusive licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC, as well as a non-exclusive license with INDYCAR. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content. For fiscal year 2021 and the three and nine months ended September 30, 2022, a majority of our revenue was generated from sales of our NASCAR racing video games.

As of September 30, 2022, we have a total headcount of 146 people, made up of 145 full-time employees, including 100 dedicated to game development, in order to continue developing our expanded product offerings.

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

2022 Restructuring Program

On September 8, 2022, the Company announced it is implementing an organization restructuring (the “2022 Restructuring Program”) designed to reduce the Company’s marketing, general and administrative expenses, improve the Company’s profit and maximize efficiency, cash flow and liquidity. The 2022 Restructuring Program includes right-sizing the organization and operating with more efficient workflows and processes. The primary components of the organizational restructuring involve consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; and streamlining support functions to reflect the new organizational structure. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes. In addition, given the ongoing uncertain economic environment and the potential effect that it could have on the Company’s net sales, these actions will also provide the Company with additional flexibility.

As a result of the 2022 Restructuring Program, the Company expects to eliminate approximately 20% of its overhead costs worldwide and deliver approximately $4 million of total annualized cost reductions by the end of 2023, of which $2.5 million would be achieved by the end of 2022.

To date the Company has incurred restructuring costs of approximately $0.1 million, which primarily consist of severance payments, and expects total restructuring costs to fall within the previously estimated range of $0.1 million to $0.3 million. As a result of the restructuring efforts, the Company has achieved annualized cost reductions of approximately $2.5 million to date and is continuing its efforts to achieve further cost reductions.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR products have historically accounted for the majority of our revenue; however, we have diversified our product offerings and are generating revenues from KartKraft, rFactor 2 and Le Mans 24 Hour virtual event reducing the percentage of revenues from NASCAR. We released: (i) our upgrade to our NASCAR game for the next generation consoles, NASCAR 21: Ignition, on October 28, 2021, and a 2022 season update on October 6, 2022; (ii) NASCAR Heat Ultimate Edition+ on Nintendo Switch on November 19, 2021, the first-ever NASCAR title to come to Nintendo Switch; (iii) the full release of the KartKraft kart racing simulator on January 26, 2022 for the PC; and (iv) NASCAR Rivals, the official game of the 2022 NASCAR season, on Nintendo Switch on October 14, 2022. Additionally, in May 2020 and January 2021, respectively, we obtained the exclusive licenses to develop multi-platform games for the BTCC and the WEC series, including the iconic 24 Hours of Le Mans race, and in July 2021, we obtained the license to develop multi-platform games for INDYCAR. In the first quarter of 2022, we modified our product release schedule such that our most recent NASCAR console and PC title for 2022 was delivered as an update to our 2021 release through the 2022 Season Expansion Update downloadable content (DLC) and the anticipated timing of some of our other planned product releases for other racing series have been moved to later periods. The INDYCAR, BTCC and Le Mans game experiences are currently under development, and we currently anticipate releasing game experiences for these racing series in 2023 and 2024. Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical than releasing a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a limited number of distribution partners. For the year ended December 31, 2021 and the nine months ended September 30, 2022, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 28% and -6% of our total revenue for such periods, respectively. Revenues from the retail channel were negative for the nine months ended September 30, 2022, due to retail pricing concessions granted to our distribution partner and retail partners being greater than sales revenues from such parties. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2021 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Additionally, we continue to monitor economic conditions, including the impact of the ongoing and prolonged COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, increased inflation and interest rates, recessionary factors (such as the impact that higher energy prices will have on consumer purchasing behavior), supply chain constraints, labor supply issues, credit quality of our receivables and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time, particularly due to the emergence of the significantly more contagious Omicron variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people.

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 49% and 67% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the sale of products for Microsoft Windows via Steam comprised approximately 23% and 19% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 10% and 10% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the year ended December 31, 2021 and the nine months ended September 30, 2022, approximately 61% and 79%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide, which was heightened during the COVID-19 pandemic. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

In June 2022, we announced the Le Mans Virtual Series will return for 2022-23 for more elite esports competition culminating in the award-winning 24 Hours of Le Mans. Similar to the 2021/22 series, all 5 rounds of the series will be held online on the rFactor2 platform, including the 24 Hours of Le Mans Virtual, the climax of the premier endurance esports championship. This format allows teams to compete virtually on simulators located all around the world for a total prize fund of US $250,000. To date, 3 of the 5 rounds of competition have occurred: the 8 hours of Bahrain on September 17, 2022, the 4 hours of Monza on October 9, 2022, and the 6 hours of SPA on November 5, 2022.

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

Rapidly Changing Industry

We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete. For example, the global adoption of portable and mobile gaming devices has led to significant growth in portable and mobile gaming, which we believe is a continuing trend. Accordingly, in conjunction with the launch of our 2022 season update for our NASCAR console/PC game, NASCAR 21: Ignition, we launched NASCAR Rivals, the official game of the 2022 NASCAR season, on Nintendo Switch in October 2022.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchise (currently NASCAR) for game consoles, PC and mobile platforms. We deem this recurring because many existing game owners purchase (sometimes free of charge) annual updates, which includes updated drivers, liveries and cars as they are released. We have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

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

Our product and service offerings included within the Gaming segment primarily include, but are not limited to, full PC, console and mobile games with both online and offline functionality, which generally include:

● the initial game delivered digitally or via physical disk at the time of sale, which also typically provides access to offline core game content; and

● updates to previously released games on a when-and-if-available basis, such as software patches or updates, and/or additional content to be delivered in the future, both paid and free.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal, audit and compliance fees, facilities, and other external general and administrative services.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of finite lived intangible assets acquired through our various acquisitions.

Results of Operations

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

In this section, references to 2022 refer to the three months ended September 30, 2022 and references to 2021 refer to the three months ended September 30, 2021.

Revenue

	For the Three Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
Gaming	$1,042,852	$2,042,322	$(999,470)	-48.9%
Esports	180,290	96,144	84,146	87.5%
Total Revenues	$1,223,142	$2,138,466	$(915,324)	-42.8%

Consolidated revenues were $1.2 million and $2.1 million for 2022 and 2021, respectively, a decrease of $0.9 million, or 43%, when compared to the prior period.

Gaming segment revenues represented 85% and 96% of our total 2022 and 2021 revenues, respectively, decreasing by $1.0 million, or 49%, when compared to the prior period. The decrease in Gaming segment revenues was primarily driven by $0.6 million in lower digital game sales, driven by lower volumes of sales and less favorable pricing, and an out-of-period adjustment of $0.3 million recognized during 2022. The out-of-period adjustment was recorded to correct an immaterial overstatement of revenues in the three-month period ended June 30, 2022.

Esports segment revenues represented 15% and 4% of our total 2022 and 2021 revenues, respectively, increasing by $0.1 million, or 88%, when compared to the prior period. The increase in Esports segment revenue was due to higher sponsorship revenue of $0.1 million from our Le Mans Virtual Series, which started its 2022-23 season in September 2022.

Cost of Revenues

	For the Three Months Ended September 30,		Change
	2022	2021	$	%
Cost of revenues:
Gaming	$540,519	$848,705	$(308,186)	-36.3%
Esports	62,337	100,434	(38,097)	-37.9%
Total Cost of Revenues	$602,856	$949,139	$(346,283)	-36.5%

Consolidated cost of revenues were $0.6 million and $0.9 million for 2022 and 2021, respectively, a decrease of $0.3 million, or 37%, when compared to the prior period.

Gaming segment cost of revenues represented 90% and 89% of our total 2022 and 2021 cost of revenues, respectively, decreasing by $0.3 million, or 36%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by $0.2 million in lower royalty and license fees, due to lower digital and mobile game sales, and a $0.1 million decrease in license and developed technology amortization expense, due to the impairment of certain license intangible assets during the three months ended March 31, 2022 and June 30, 2022.

Esports segment cost of revenues represented 10% and 11% of our total 2022 and 2021 cost of revenues, respectively, decreasing by $0.04 million, or 38%, when compared to the prior period. The decrease in Esports segment cost of revenues was primarily driven by $0.05 million of lower prize money paid as the Ultimate Summer Showdown NASCAR HEAT 5 event that was completed in 2021 was not repeated in 2022.

Gross Profit

	For the Three Months Ended September 30,		Change
	2022	2021	$	%
Gross Profit (Loss)
Gaming	$502,333	$1,193,617	$(691,284)	-57.9%
Esports	117,953	(4,290)	122,243	-2,849.5%
Total Gross Profit (Loss)	$620,286	$1,189,327	$(569,041)	-47.8%

Consolidated gross profit was $0.6 million and $1.2 million for 2022 and 2021, respectively, a decrease of $0.6 million, or 47.8%, when compared to the prior period.

Gaming segment gross profit was $0.5 million for 2022, compared to $1.2 million for 2021, representing a gross profit margin of 48% for 2022 and 58% for 2021. The decrease in our Gaming segment gross profit of $0.7 million, and corresponding decrease in gross profit margin, was primarily due to lower retail and digital revenues of $0.6 million, driven by lower sales volumes and reduced pricing of our titles, as well as the $0.3 million out-of-period adjustment recorded in 2022 that had no corresponding impact to cost of revenues. These were partially offset by lower cost of revenues of $0.3 million, driven by $0.2 million in lower royalty fees and $0.1 million in lower amortization expense, when compared to the prior period.

Esports segment gross profit (loss) was $0.1 million for 2022, compared to $(0) for 2021, representing a gross profit margin of 65% and (5)% for 2022 and 2021, respectively. This increase in our Esports segment gross profit of $0.1 million, and corresponding increase in gross profit margin, was primarily due to $0.1 million of higher sponsorship revenues for our Le Mans Virtual Series, as compared to 2021.

Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses:
Sales and marketing	1,440,659	1,348,773	91,886	6.8%
Development	2,631,066	3,015,233	(384,167)	-12.7%
General and administrative	4,008,335	3,130,944	877,391	28.0%
Depreciation and amortization	92,703	81,874	10,829	13.2%
Total operating expenses	8,172,763	7,576,824	595,939	7.9%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $1.4 million for 2022, compared to $1.3 million for 2021. The $0.1 million, or 7%, increase in sales and marketing expense was primarily driven by incremental marketing expense efforts, and sponsorships, to support the promotion of current and planned future releases in our product roadmap.

Development

Development expenses were $2.6 million for 2022, compared to $3.0 million for 2021. The $0.4 million, or 13%, decrease was driven by lower external development expenses in 2022, as compared to 2021, as the prior period included expenses relating to finalizing the development of NASCAR Ignition: 21, which was released in October 2021.

General and Administrative

General and administrative (“G&A”) expenses were $4.0 million for 2022, compared to $3.1 million for 2021. The $0.9 million, or 28%, increase in G&A expenses was primarily attributable to an increase of $1.0 million in loss contingency reserves relating to a legal proceeding, which was partially offset by decreases of $0.05 million in legal and professional fees, and $0.05 million in payroll expenses. See Note 11 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements for additional information regarding such legal proceeding.

Depreciation and Amortization

Depreciation and amortization expenses were $0.09 million for 2022, compared to $0.08 million for 2021. The $0.01 million, or 13% increase in depreciation and amortization expenses was primarily due to additional depreciation expense for fixed assets acquired during 2022.

Interest Expense

Interest expense was $0.2 million for 2022, compared to $0.1 million for 2021. The $0.1 million increase was primarily due to the ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities.

Other (Expense) Income, Net

Other expense was $0.7 million for 2022, compared to $0.1 million for 2021. The $0.6 million increase in other expense was primarily comprised of a foreign currency loss of $0.8 million incurred remeasuring transactions denominated in a currency other than U.S. dollars, partially offset by $0.05 million in rental income from the sub-lease of our Charlotte, NC office space.

Other Comprehensive Income (Loss)

Other comprehensive income was $0.2 million for 2022, compared to other comprehensive loss of $0.5 million for 2021. The $0.7 million increase was primarily driven by unrealized foreign currency translation adjustments in our subsidiaries in the U.K., Australia, Russia and the Netherlands.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

In this section, references to 2022 refer to the nine months ended September 30, 2022 and references to 2021 refer to the nine months ended September 30, 2021.

Revenue

	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
Gaming	$5,943,178	$6,731,462	$(788,284)	-11.7%
Esports	610,740	120,063	490,677	408.7%
Total Revenues	$6,553,918	$6,851,525	$(297,607)	-4.3%

Consolidated revenues were $6.6 million and $6.9 million for 2022 and 2021, respectively, a decrease of $0.3 million, or 4%, when compared to the prior period.

Gaming segment revenues represented 91% and 98% of our total 2022 and 2021 revenues, respectively, decreasing by $0.8 million when compared to the prior period. The decrease in our Gaming segment revenues was primarily due to lower retail revenues of $0.6 million, driven by higher retail pricing concessions, as well as a decrease in digital and mobile game sales of $0.8 million that was caused by lower volumes and pricing. These decreases were partially offset by $0.6 million in additional revenues earned through the development of simulation platforms for third parties.

Esports segment revenues represented 9% and 2% of our total 2022 and 2021 revenues, respectively, increasing by $0.5 million when compared to the prior period. The increase in our Esports segment revenues was due to $0.5 million of higher sponsorship revenues from our Le Mans Virtual Series event, which concluded its 2021-22 season in January 2022 and commenced its 2022-23 season in September 2022, as well as the 24 Hours of Le Mans Live event held in June 2022.

Cost of Revenues

	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
Cost of revenues:
Gaming	$2,765,263	$2,466,572	$298,691	12.1%
Esports	707,556	170,678	536,878	314.6%
Total Cost of Revenues	$3,472,819	$2,637,250	$835,569	31.7%

Consolidated cost of revenues were $3.5 million and $2.6 million for 2022 and 2021, respectively, an increase of $0.8 million, or 32%, when compared to the prior period.

Gaming segment cost of revenues represented 80% and 94% of our total 2022 and 2021 cost of revenues, respectively, increasing by $0.3 million when compared to the prior period. The increase in our Gaming segment cost of revenues was primarily due to $0.2 million of additional license and developed technology amortization expense, and a $0.1 million increase in development costs to support the development of simulation platforms for third parties.

Esports segment cost of revenues represented 20% and 6% of our total 2022 and 2021 cost of revenues, respectively, increasing by $0.5 million when compared to the prior period. The increase in our Esports segment cost of revenues was primarily due to higher production costs, including a $0.2 million increase in event staff contract labor and an increase of $0.3 million in television production costs from our Le Mans Virtual Series events held in January and September 2022, as well as the 24 Hours of Le Mans Live event held in June 2022.

Gross Profit (Loss)

	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
Gross Profit (Loss)
Gaming	$3,177,915	$4,264,890	$(1,086,975)	-25.5%
Esports	(96,816)	(50,615)	(46,201)	-91.3%
Total Gross Profit	$3,081,099	$4,214,275	$(1,133,176)	-26.9%

Consolidated gross profit was $3.1 million and $4.2 million for 2022 and 2021, respectively, a decrease of $1.1 million, or 27%, when compared to the prior period.

Gaming segment gross profit was $3.2 million for 2022, compared to $4.3 million for 2021, representing a gross profit margin of 54% for 2022 and 63% for 2021. The decrease in our Gaming segment gross profit of $1.1 million, and corresponding decrease in gross profit margin, was primarily driven by lower digital and retail revenues of $1.4 million as a result of retail and digital pricing concessions, additional amortization expense of $0.2 million, and $0.1 million of incremental development costs to support the production of simulation platforms for third parties. These were partially offset by $0.6 million in revenues earned from development of a simulation platforms for third parties.

Esports segment (loss) was $(0.1) million for 2022, compared to $(0.05) million for 2021, representing a gross profit (loss) margin of (16)% for 2022 and (42)% for 2021. The decrease in our Esports segment gross profit $0.05 million, and corresponding improvement in gross profit (loss) margin, was primarily driven by $0.5 million of costs relating to broadcast production, staffing, and event production during the 24 Hours of Le Mans live event held in June 2022, as well as the Le Mans Virtual Series events held in January 2022 and September 2022, offset by $0.5 million in additional revenues earned as a result of these events.

Operating Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses:
Sales and marketing	4,669,328	3,077,213	1,592,115	51.7%
Development	7,717,046	6,083,773	1,633,273	26.8%
General and administrative	10,781,098	22,612,162	(11,831,064)	-52.3%
Impairment of goodwill	4,788,268	-	4,788,268	100%
Impairment of intangible assets	4,640,102	-	4,640,102	100%
Depreciation and amortization	326,499	179,097	147,402	82.3%
Total operating expenses	32,922,341	31,952,245	970,096	3.0%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $4.7 million and $3.1 million in 2022 and 2021, respectively, representing a $1.6 million, or 52%, increase as compared to the prior period. The increase was primarily driven by increased headcount expenses of $1.2 million, as well as a $0.5 million increase in sponsorships to support the promotion of current and planned future releases, partially offset by a decrease of $0.1 million in other variable marketing expenses.

Development

Development expenses were $7.7 million and $6.1 million for 2022 and 2021, respectively, representing an increase of $1.6 million, or 27%, period over period. The incremental development expenses were primarily driven by higher compensation due to additional headcount and reflect increased internal development efforts to produce and support an increased number of games and platforms.

General and Administrative

G&A expenses were $10.8 million and $22.6 million for 2022 and 2021, respectively, a decrease of $11.8 million, or 52%, period over period. The decrease in G&A expenses reflects $2.9 million of expenses incurred in connection with our 2021 initial public offering (“IPO”), IPO-related bonuses and stock-based compensation expenses in the amount of $8.9 million incurred in the 2021 period, $0.3 million of expenses incurred in the acquisition of Studio397 that did not recur in 2022, as well as a $0.6 million decrease in payroll expense when compared to the prior period. These were partially offset by an increase of $1.0 million in loss contingency reserves in 2022 relating to a legal proceeding. See Note 11 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements for additional information regarding such legal proceeding.

Impairment of Goodwill, Intangible and Long-Lived Assets

Impairment of goodwill was $4.8 million and $0 in 2022 and 2021, respectively. The impairment loss primarily relates to goodwill acquired in connection with the acquisition of Studio397 that was deemed impaired as a result of the interim impairment assessments. The trigger for the interim assessments was primarily revisions made in the first quarter of 2022 to the scope and timing of certain product releases included in our product roadmap, as well as a significant reduction in the Company’s market capitalization since the date of the last annual impairment assessment. Changes to the forecasted revenues and discount rates, as a result of the triggers identified, were the primary drivers for the change in fair value since the annual assessment.

Impairment of indefinite-lived intangible assets was $3.3 million and $0 in 2022 and 2021, respectively. The trigger for the interim assessments was the changes to the product roadmap and the Company’s market capitalization, as referenced above. The indefinite-lived intangible asset impairment losses primarily relate to the rFactor 2 trade name and the Le Mans Video Gaming License and are mainly driven by a reduction in expected future revenues following changes made to the Company’s product roadmap in the first quarter of 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

Impairment of finite-lived intangible assets was $1.3 million and $0 in 2022 and 2021, respectively. The trigger for the interim assessments was the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The finite-lived intangible asset impairment losses relate to the rFactor 2 technology and was primarily driven by a change in the technical obsolescence assumption used when determining the fair value of the asset.

Depreciation and Amortization

Depreciation and amortization expenses were $0.3 million and $0.2 million for 2022 and 2021, respectively, an increase of $0.1 million, period over period. The increase was primarily due to additional depreciation expense on fixed assets acquired during 2022.

Interest Expense

Interest expense was $0.6 million for 2022, compared to $0.3 million for 2021, an increase of $0.3 million, period over period. This was primarily due to the ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities.

Gain Attributable to Equity Method Investment

The gain attributable to equity method investment in the Le Mans joint venture was $0 for 2022 and $1.4 million for 2021. The decrease was due to the discontinuation of equity method accounting as we began to fully consolidate the Le Mans joint venture upon acquiring a majority interest during the first quarter of 2021.

Other (Expense) Income, Net

Other (expense) income, net was $(1.5) million for 2022, compared to $(0.03) million for 2021. Other expense of $(1.5) million for 2022 was primarily comprised of a foreign currency loss of $1.7 million incurred remeasuring transactions denominated in a currency other than U.S. dollars, partially offset by $0.1 million in rental income from the sub-lease of our Charlotte, NC office space. For 2021, other (expense) income, net of $(0.03) million were primarily comprised of $0.1 million in rental income from the sub-lease of our Charlotte, NC office space, offset by $0.2 million of foreign currency losses incurred remeasuring transactions denominated in a currency other than U.S. dollars and translating to U.S. dollars the results of our foreign operations that are denominated in a functional currency other than U.S. dollars.

Other Comprehensive Income (Loss)

Other comprehensive income was $0.2 million for 2022, compared to comprehensive loss of $0.6 million for 2021. The $0.8 million increase was primarily due to activity in our U.K., Australian, Russian and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Liquidity and Capital Resources

Liquidity

Since our inception and prior to our IPO, we financed our operations primarily through advances from Motorsport Network, which were subsequently incorporated into a line of credit provided by Motorsport Network pursuant to the $12 million Line of Credit, as described below.

On January 15, 2021, we completed our IPO of 345,000 shares of Class A common stock at a price to the public of $200 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 45,000 shares of Class A common stock. We received net proceeds of approximately $63,073,783 from the IPO, after deducting underwriting discounts and offering expenses paid by us in 2020 and 2021.

We measure our liquidity in a number of ways, including the following:

Liquidity Measure	September 30, 2022	December 31, 2021
Cash and cash equivalents	$3,217,342	$17,819,640
Working capital	$(3,202,632)	$16,024,590

For the nine months ended September 30, 2022, the Company had a net loss of approximately $32 million, negative cash flows from operations of approximately $16.9 million and an accumulated deficit of $69 million. As of September 30, 2022, we had cash and cash equivalents of $3.2 million, which was reduced to $1.8 million as of October 31, 2022. We expect to continue to incur significant operating expenses and, as a result, we will need to grow revenues to reach profitability and positive cash flows. We expect to continue to incur losses for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. Based on the cash and cash equivalents available as of October 31, 2022 and the Company’s average cash burn, we do not believe we have sufficient cash on hand to fund our operations for the remainder of 2022 and that additional funding will be required in order to continue operations.

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

We continue to explore additional funding in the form of potential equity and/or debt financing arrangements and similar transactions and consider these to be viable options to support future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. We are also seeking to improve our liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that we expect to achieve through the 2022 Restructuring Program. See “2022 Restructuring Program” for additional information.

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

We expect to generate additional liquidity through consummating equity and/or debt financings or similar transactions, achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that we expect to achieve through the 2022 Restructuring Program and/or further adjusting our product roadmap to reduce near term need for working capital. If we are unable to generate adequate revenue and profit growth, there can be no assurances that such actions will provide us with sufficient liquidity to meet our cash requirements as, among other things, our liquidity can be impacted by a number of factors, including our level of sales, costs and expenditures, economic conditions in the capital markets, especially for technology companies, as well as accounts receivable and sales allowances.

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

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital.

Even if we do secure additional financing, if our anticipated level of revenues are not achieved because of, for example, less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity may continue to be insufficient to satisfy our future capital requirements.

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

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $16.9 million and $16.7 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2022 was primarily a result of cash used to fund a net loss of $32 million, adjusted for net non-cash adjustments of $13.9 million and $1.2 million of cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to net loss of $26.7 million, adjusted for non-cash expenses in the amount of $9.8 million and by $0.2 million of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.3 million, which was attributable to the purchases of property and equipment. During the nine months ended September 30, 2021, net cash used in investing activities was $14.3 million, which was attributable to approximately $12.8 million paid in connection with the acquisition of Studio397 and $1 million paid in connection with the acquisition of KartKraft, and approximately $0.7 million in purchases of property and equipment, which was partially offset by $0.2 million of net cash acquired in the purchase of an additional controlling interest in Le Mans Esports Series Ltd.

Cash Flows From Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021 was $1.1 million and $49.2 million, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2022 were primarily attributable to $3 million in advances from Motorsport Network under the $12 million Line of Credit in September 2022, partially offset by $1.5 million in payments of purchase commitment liability relating to a portion of the deferred installment amount due in connection with our acquisition of Studio397 and $0.3 million in game license payments. During the nine months ended September 30, 2021, net cash provided by financing activities was primarily attributable to approximately $63.7 million of net cash provided by the sale of Class A Common stock in our IPO, partially offset by $12.9 million of net repayments to Motorsport Network under the $12 million Line of Credit.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020), at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable.

On September 8, 2022, the Company entered into a support agreement with Motorsport Network (the “Support Agreement”) pursuant to which Motorsport Network issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit, the proceeds of which the Company is using for general corporate purposes and working capital. In the Support Agreement, Motorsport Network and the Company terminated the Side Letter Agreement dated September 4, 2020 and agreed that until June 30, 2024, Motorsport Network would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit unless and until such time that any of the following shall occur or exist: (i) the Company enters into a new financing arrangement (whether debt, equity or otherwise) under which the Company is then able to draw or provides the Company with available cash in excess of amounts required in the Company’s reasonable judgment to run its operations in the ordinary course of business; (ii) the Company generates from operations available cash in excess of amounts required in the Company’s reasonable judgment to run its operations in the ordinary course of business; or (iii) the Company’s independent auditors issue an unqualified opinion on its financial statements and the Company’s repayment of the advances, in whole or in part, would not otherwise cause the independent auditor to issue a going concern qualified opinion. Upon the occurrence of any of the foregoing events, the Company shall prepay on such date principal amount of the September 2022 Cash Advance and other advances under the $12 million Line of Credit then outstanding in an amount equal to such available excess cash or, in the case of (iii) above, the amount that would not cause the Company’s independent auditor to issue a going concern qualified opinion, together with interest accrued but unpaid on the unpaid September 2022 Cash Advance and other advances, which repayment obligation shall continue until all such advances under the $12 million Line of Credit are paid in full. The entire aggregate principal amount of the September 2022 Cash Advance and the other advances under the $12 million Line of Credit, together with interest accrued but unpaid thereon, shall also become immediately and automatically due and payable, and the $12 million Line of Credit shall immediately and automatically terminate, in each case without any action required by Motorsport Network, if (i) the Company experience an event of default under any other debt instrument, agreement or arrangement; or (ii) any final judgment or final judgments for the payment of money in excess (net of amounts covered by third-party insurance with insurance carriers who have not disclaimed liability with respect to such judgment or judgments) of $500,000 or its foreign currency equivalent is entered against the Company or any subsidiary and is not discharged and either (a) an enforcement proceeding has been commenced by any creditor upon such judgment or decree or (b) there is a period of 60 days following the entry of such judgment or decree during which such judgment or decree is not discharged, waived or the execution thereof stayed and, in the case of (b), such default continues for 60 consecutive days. See Item 1A, “Risk Factors – Risks Related to our Financial Condition and Liquidity - Limits on the Company’s borrowing capacity under the $12 million Line of Credit may affect the Company’s ability to finance its operations.”

Capital Expenditures

The nature of the Company’s operations does not require significant expenditures on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of September 30, 2022.

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

The principal assumptions used in our cost to recreate model for the interim impairment reviews completed during the nine months ended September 30, 2022 were:

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2021 Form 10-K, and that continued to exist as of September 30, 2022.

Remediation of Material Weaknesses

Although we have not yet remediated the material weaknesses that we identified in the 2021 Form 10-K, we believe that we have made and continue to make progress on the remediation plans described in our 2021 Form 10-K, under Item 9A, “Controls and Procedures.”

During the period ended September 30, 2022, we continued to make improvements to controls and continued our evaluation and documentation of risks and key controls forming part of the significant business processes, including entity level controls (ELCs), disclosure controls and procedures, financial statement close and financial reporting (FSCFR), revenue, cost of revenue, equity, accounts payable, accruals, taxes, and information technology general controls. Management plans to complete the remediation of the previously identified material weaknesses during 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 11 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements for additional information.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K, and the risk factors described below, which could materially affect our business, financial condition or future results. The risks described in the 2021 Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Other than the following, there have been no significant changes to the risk factors set forth in the 2021 Form 10-K:

Risks Related to Our Financial Condition and Liquidity

Limits on the Company’s borrowing capacity under the $12 million Line of Credit may affect the Company’s ability to finance its operations.

At October 31, 2022, we had a total liquidity position of approximately $1.8 million, consisting of cash and cash equivalents on hand. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Liquidity.” Based on the cash and cash equivalents available as of October 31, 2022 and our average cash burn, we do not believe we have sufficient cash on hand to fund our operations for the remainder of 2022 and that additional funding will be required in order to continue operations. With there being no assurances that capital will be available from such external sources and while the $12 million Line of Credit with the Company’s majority stockholder, Motorsport Network, remained partially drawn as of October 31, 2022, the Company’s ability to borrow additional funds under such facility is limited by the lender’s ability to fund such borrowing requests. If and to the extent that Motorsport Network were to be unable to fund any such requests, the Company will not have complete access to some or all of the remaining $9 million commitment available under the $12 million Line of Credit, but rather would have access to a lesser amount as determined by Motorsport Network’s ability to fund the Company’s borrowing requests. Given the state of the financial markets, the Company has recently assessed its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network may not fulfill the Company’s future borrowing requests. Because of these limitations, the Company does not rely on being able to meet its cash requirements with any additional fundings under the $12 million Line of Credit. If Motorsport Network is unable to fulfill their commitment to advance funds to the Company based on the amount remaining available under the $12 million Line of Credit, it would impact the Company’s potential sources of liquidity and, depending upon the amount involved and the Company’s liquidity requirements, it could have an adverse effect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

Risks Related to Ownership of Our Class A Common Stock

Our Class A common stock may be delisted from NASDAQ, which could affect the market price and liquidity of our Class A common stock.

We are required to continually meet NASDAQ’s listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. As described in a Current Report on Form 8-K filed with the SEC on June 9, 2022, on June 6, 2022, we received a deficiency letter from NASDAQ’s Listing Qualifications Department (the “NASDAQ Staff”) notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until December 5, 2022, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price for our Class A common stock must remain above $1.00 for 10 consecutive business days. If we do not regain compliance with the Minimum Bid Price Rule by December 5, 2022, NASDAQ will provide written notice that our Class A common stock is subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Hearing Panel.

On November 9, 2022, at a special meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation to effect a reverse split of our issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10, with our board of directors having the right to adjust such ratio, acting in its sole discretion and in our best interest, to up to 1-for-30, inclusive, at any whole number in such range (the “Reverse Stock Split”). Effective with such stockholder approval, our board of directors approved the Reverse Stock Split at a ratio of 1-for-10, with the Reverse Stock Split effective as of November 10, 2022. We cannot provide any assurance that we will regain compliance with the Minimum Bid Price Rule as a result of implementing the Reverse Stock Split or that our Class A common stock price will otherwise recover within the permitted remediation period.

Additionally, as described in a Current Report on Form 8-K filed with the SEC on November 14, 2022, we received a deficiency letter from the NASDAQ Staff on such date notifying us that, as a result of recent resignations of certain members of our board of directors, we were no longer in compliance with NASDAQ’s audit committee requirements under Nasdaq Listing Rule 5605 (the “Audit Committee Rule”), which requires our audit committee to consist of at least three members, each of whom is an independent director under the Nasdaq Listing Rules and meets the heightened independence standards for audit committee members. The NASDAQ Staff stated in the letter that, under the Audit Committee Rule, we have 45 calendar days to submit a plan to regain compliance. If the NASDAQ Staff accepts our plan, the NASDAQ Staff can grant an extension of up to 180 calendar days from November 14, 2022 to evidence compliance. Also on November 14, 2022, we received a deficiency letter from the NASDAQ Staff notifying us that we are no longer in compliance with Nasdaq Listing Rule 5550(a)(4), which requires us to have a minimum of 500,000 Publicly Held Shares (as defined in the Nasdaq Listing Rules) (the “Minimum Publicly Held Shares Rule”). We were no longer in compliance with the Minimum Publicly Held Shares Rule following the Reverse Stock Split and the related reduction to the number of Publicly Held Shares. The NASDAQ Staff stated in the letter that, under the Minimum Publicly Held Shares Rule, we have until December 29, 2022 to provide the NASDAQ Staff with a specific plan to achieve and sustain compliance with all The Nasdaq Capital Market listing requirements, including the time frame for completion of this plan.

Any delisting of our Class A common stock from NASDAQ, including as a result of our inability to regain compliance with the Minimum Bid Price Rule, the Audit Committee Rule or the Minimum Publicly Held Shares Rule, could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of Class A common stock, reduce our ability to raise additional capital, reduce the price at which our Class A common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. We cannot assure you that our Class A common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of our Class A common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and liquidity.

We cannot assure you that there will be a continued increase in the market price of our Class A common stock or an increase in our marketability and liquidity following the Reverse Stock Split.

Following the implementation of the Reverse Stock Split, there was an increase in the market price of our Class A common stock. However, there can be no assurance that there will be a continued increase in the market price of our Class A common stock, and the market price of our Class A common stock may continue to decrease.

Some investors may view reverse stock splits negatively, and we cannot assure you that our Class A common stock will be more attractive to institutional or other long-term investors. Additionally, we have fewer Class A common stock shares that are publicly traded following the Reverse Stock Split. As a result, the trading liquidity of our Class A common stock may decline. Accordingly, the total market capitalization of our Class A common stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split. Moreover, in the future, the market price of our Class A common stock may not exceed or remain higher than the market price prior to the Reverse Stock Split.

The Reverse Stock Split also increased the number of our stockholders who own “odd lots” of less than 100 shares of Class A common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares. Accordingly, the Reverse Stock Split may not achieve the desired results of a continued increase in the market price of our Class A common stock, or an increase in our marketability and liquidity of our Class A common stock, which could have a material adverse effect on our business, financial condition and/or results of operations.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements of NASDAQ. Our stockholders do not have the same protections afforded to stockholders of other companies that are subject to such requirements.

Motorsport Network currently controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Listing Rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, but not limited to:

●	the requirement that a majority of our board of directors consist of independent directors;

●	the requirement that director nominees be selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating and corporate governance committee composed solely of independent directors; and

●	the requirement that our compensation committee be composed of at least two members, each of whom must be independent directors with a written charter addressing the committee’s purpose and responsibilities.

While Motorsport Network controls a majority of the voting power of our outstanding common stock, we currently intend to continue relying on certain of these controlled company exemptions. For example, currently our board of directors is not comprised of a majority of independent directors and our compensation committee is comprised of less than two members, in both cases, following the recent resignations of certain members of our board of directors. Further, we may decide in the future to avail ourselves of other controlled company exemptions in accordance with the Nasdaq Listing Rules. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Additionally, our status as a controlled company and our reliance on NASDAQ’s controlled company exemptions could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Risks Related to Our Company

We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

On September 9, 2022, Jonathan New notified us of his decision to resign from his role as our Chief Financial Officer, effective September 23, 2022. On October 14, 2022, our board of directors appointed John Delta to serve as our part-time Interim Chief Financial Officer until a permanent Chief Financial Officer could be appointed. On November 9, 2022, John Delta resigned as our Interim Chief Financial Officer and was appointed to our board of directors and to its audit committee, compensation committee and nominating and corporate governance committee. In connection with John Delta’s resignation, Dmitry Kozko, our Chief Executive Officer, was appointed as our Interim Chief Financial Officer until a permanent Chief Financial Officer is appointed. Our board of directors intends to initiate a search process to select our next Chief Financial Officer. Leadership transitions may be inherently difficult to manage, and an inadequate transition to a permanent Chief Financial Officer may cause disruption within the Company. In addition, if we are unable to attract and retain a qualified candidate to become our permanent Chief Financial Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended September 30, 2022.

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

As of September 30, 2022, we have used all $63.7 million of the net proceeds from our IPO, including (i) approximately $13 million for the repayment of a the outstanding amount due under the $12 million Line of Credit entered into with Motorsport Network, our majority stockholder; (ii) approximately $18.4 million in connection with the acquisitions of Studio397, KartKraft and 704Games; (iii) $28.4 million for working capital and general corporate purposes; (iv) $1 million in capital expenditures; and (v) $2.9 million in IPO-related expenses and bonuses.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

10.1	Letter Agreement, dated July 21, 2022 but effective as of July 19, 2022, to further amend Share Purchase Agreement and Pledge of Shares Among Motorsport Games Inc., Luminis International BV, Technology In Business B.V. and certain Technology In Business B.V shareholders parties thereto	8-K	001-39868	10.1	7/22/22

10.2	Support Agreement, dated September 8, 2022, by and between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	9/8/22

10.3	Consulting Services Agreement, dated October 4, 2022, by and between Motorsport Games Inc. and TechCXO, LLC (John Delta)	8-K	001-39868	10.1	10/14/22

10.4	Amendment to Employment Agreement, dated October 20, 2022, by and between Motorsport Games Inc. and Dmitry Kozko	8-K	001-39868	10.1	10/21/22

10.5	Amended and Restated Motorsport Games Inc. 2021 Equity Incentive Plan, dated November 10, 2022	8-K	001-39868	10.1	11/10/22

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2022	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

