Form 10-K
period 2022-12-31
Motorsport Games Inc.
filed 2023-03-24
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A common stock as reported on The Nasdaq Capital Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,687,057.

As of March 24, 2023, the registrant had 2,827,433 shares of Class A common stock, with 1 vote per share, and 700,000 shares of Class B common stock, with 10 votes per share, issued and outstanding. At such date, Motorsport Network, LLC (“Motorsport Network”) owned (i) 1,480,384 shares of Motorsport Games Inc. (the “Company” or “Motorsport Games”) issued and outstanding Class A common stock and (ii) all 700,000 shares of the Company’s issued and outstanding Class B common stock. All Class A common stock and Class B common stock share data and share-based calculations set forth in this Annual Report on Form 10-K have been adjusted to reflect the registrant’s 1-for-10 reverse stock split completed on November 10, 2022 on a retroactive basis for the periods presented.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Motorsport Games Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but not limited to, statements we make relating to:

●	our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of the war between Russia and Ukraine, as well as the coronavirus (“COVID-19”) pandemic;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of our new product launches under our updated product roadmap, such as our anticipated release of NASCAR, INDYCAR, British Touring Car Championship and Le Mans games in 2023 and 2024;

●	our intentions with respect to our mobile games, including expectations that we will continue to focus on developing and further enhancing our multi-platform games for mobile phones, as well as the anticipated timing of the release of our future mobile games;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our future plans and expectations for Traxion .GG (“Traxion”), our online destination for the virtual racing community, including with regards to its functionality and content;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our expectations that the COVID-19 pandemic will not materially impact on our future business and operations;

●	our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on;

●	our expectation that we will be able to extend or re-negotiate our promotion agreement with Motorsport Network on reasonable terms;

●	our intention to continue seeking to expand our audience base through traditional marketing and sales distribution channels including Facebook, Twitter, Twitch, YouTube and other online social networks;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as merchandising and sports betting, if the esports audience pattern continues to grow;

●	our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical thank releasing of a single game per year;

●	our expectation that future revenue streams will become further diversified and consist of revenues from multiple games and different franchises;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our belief that additions to our existing portfolio of games centered around popular licensed racing series will provide us the opportunity to further grow our esports business by having more titles to produce our esports events;

●	our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections;

●	our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend;

●	our intention to continue to look for opportunities to expand the recurring portion of our business;

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief that we will not have sufficient cash on hand to fund our operations for the remainder of 2023 based on the cash and cash equivalents available as of December 31, 2022 and our average cash burn, our belief that additional funding will be required in order to continue operations, our belief that there is a substantial likelihood that Motorsport Network, LLC (“Motorsport Network”) may not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report), our belief that it will be necessary for us to secure additional funds, whether through a variety of equity and/or debt financing arrangements or similar transactions or implementing cost reductions through cost control initiatives, to continue our existing business operations and to fund our obligations; our expectation to generate additional liquidity through consummating one or more potential equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that we expect to achieve through the 2022 Restructuring Program (as defined in this Report), and/or adjusting our product roadmap to reduce the near-term need for working capital, as well as statements regarding our cash flows and anticipated uses of cash, as well as our belief that additional funding in the form of potential equity and/or debt financing arrangements or similar transactions are viable options to support our future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to us;

●	our expectations that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses;

●	our intended use of proceeds from the sales of our equity securities;

●	our expectations relating to future impairment of intangible assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period, including, without limitation, our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of The Nasdaq Stock Market LLC (“NASDAQ”) as a result of being a “controlled company” within the meaning of the NASDAQ rules; and

●	our expectations regarding the 2022 Restructuring Program, such as: (i) our expectations to eliminate approximately 20% of our overhead costs worldwide; (ii) our expectations regarding the amount and timing of the charges and payments related to the 2022 Restructuring Program; (iii) our expectations that as a result of the 2022 Restructuring Program, we will deliver approximately $4 million of total annualized cost reductions by the end of 2023; (iv) our expectations that total restructuring costs will fall within the previously estimated range of $0.1 million to $0.3 million; and (v) our plans to continue our efforts to achieve further cost reductions.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, as well as any ability to achieve cost reductions, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through the 2022 Restructuring Program; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing war between Russia and Ukraine or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the ongoing and prolonged COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine;

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic;

(vi)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xii)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xiii)	local, industry and general business and economic conditions;

(xiv)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings; and

(xv)	difficulties, delays or our inability to successfully complete the 2022 Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions, as well as delays in completing the 2022 Restructuring Program, which could reduce the benefits realized from such activities; higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; and/or less than anticipated annualized cost reductions from the 2022 Restructuring Program and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions.

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

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and liquidity; risks related to our business and industry; risks related to our relationship with Motorsport Network, LLC (“Motorsport Network”), which controls more than a majority of our issued and outstanding voting shares; risks related to our Company; risks related to the ownership of our Class A common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

●	We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

●	Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations.

●	If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

●	If we do not provide high-quality products in a timely manner, our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations may be negatively impacted.

●	The ongoing and prolonged COVID-19 pandemic has impacted our operations and could continue to adversely affect our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations, the extent of which is uncertain and difficult to predict.

●	Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition, liquidity, cash flows and/or operating results.

●	We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

●	Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenues and profitability.

●	The importance of retail sales to our business exposes us to the risks of that business model.

●	We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business.

●	We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we are unable to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel, which could adversely affect our ability to achieve our business plans and financial objectives.

●	The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be accepted by consumers to the extent we planned.

●	If we do not adequately address the shift to mobile device technology by our customers, operating results could be harmed and our financial performance, financial condition, liquidity, cash flows and/or growth plans could be negatively affected.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

●	Motorsport Network controls more than a majority of our Class A common stock and Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

●	If we are no longer controlled by or affiliated with Motorsport Network, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us and our financial performance, financial condition, liquidity and/or cash flows.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Report.

PART I

Item 1. Business

Company Overview

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), INDYCAR, the British Touring Car Championship (the “BTCC”) and others. Our portfolio is comprised of some of the most prestigious motorsport leagues and events in the world. Further, in 2021 we acquired the KartKraft karting simulation game as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform, adding both games and their underlying technology to our portfolio.

Motorsport Games’ purpose is to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large global motorsport audience. The latest figures reported from 2021 show NASCAR, INDYCAR and Le Mans, which includes the WEC, having an estimated combined global fanbase of over 1 billion, while the global fanbase for Formula 1 was estimated to be 757 million. Motorsport Games scales its business by releasing more games on more platforms under unique licenses, while continuing to evolve scalable technology platforms to “wow” users.

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the official licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC, as well as INDYCAR. We develop and publish multi-platform racing video games for consoles (such as Xbox, PlayStation, and Nintendo Switch), personal computers (PCs) and mobile platforms (such as iOS and Android) through various retail and digital channels, including full-game and downloadable content. For fiscal years 2022 and 2021, a majority of our revenue was generated from sales of our NASCAR racing video games.

According to data from NewZoo, an industry source for games market insight and analytics, total global mobile gaming revenues were estimated to be 92.2 billion for 2022. We presently offer NASCAR Heat Mobile for iOS and Android and continue to evaluate further opportunities to add to our mobile gaming portfolio to capture this large audience.

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games. 2022 was another successful year in esports, which began with the grand finale of the second running of the 24 Hours of Le Mans Virtual in January, the INDYCAR-Motorsport Games Pro Challenge in February and the continuation and re-brand of elite single seater esports rFactor 2 Formula Pro. The year concluded with the first 4 rounds of the 2022-23 Le Mans Virtual Series in September, October, November and December. In addition, we also organized competitions to drive user engagement on our rFactor 2 platform, as well as successfully delivering onsite esports activations with rFactor 2 at selected BTCC events in Autumn. For 2022, our esports events had a cumulative total of approximately 2.3 million video views with approximately 6.3 million minutes watched. Subsequently, in the first quarter of 2023, we announced our viewership figures for the 2022-23 Le Mans Virtual Series, including the 24 Hours of Le Mans Virtual, which had a global audience of 8.5 million across television (TV)/over-the-top (OTT) channels, 36 million social media impressions and over 10 million video views across the full 5-race season. We continue to leverage esports competitions to bring wider awareness to our gaming products, while creating events that are adventures for viewers.

We believe that connecting virtual racing gamers, motorsport and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports. To that end, we have developed Traxion, a collective of racing, esports and gaming enthusiasts building a positive community of likeminded gamers, sim racers. After launching in 2021, Traxion continues to grow across social, video and editorial channels, while feeding the community the latest news, reviews, updates, opinions, and insight from the most recognized and respected names from the world of racing games. In 2022, Traxion published over 2,000 articles and attracted nearly 10 million pageviews.

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

In April 2021, we also acquired Studio397, the company behind the industry leading rFactor 2 racing simulation platform, from Luminis International BV. Following this acquisition, Studio397 continues its work on the rFactor 2 platform while also developing the physics and handling models for our other official games. We continue to utilize our resources and expertise to enhance the rFactor 2 platform, especially in areas highlighted by the racing community.

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

Our Products

Game Products Portfolio

We develop and publish multi-platform racing video games including for game consoles, PCs and mobile platforms through various retail and digital channels, including full-game and downloadable content. Our current video game product portfolio is comprised of officially licensed NASCAR games. We have obtained licenses to develop multi-platform games for INDYCAR, the BTCC, the 24 Hours of Le Mans race, and the WEC. Since our formation in 2018, we have published NASCAR Heat 3, NASCAR Heat 4, NASCAR Heat 5, NASCAR 21: Ignition, NASCAR Heat Ultimate Edition+ and NASCAR Rivals for various platforms, including Xbox, PlayStation, PC, and Nintendo Switch. Our current mobile offering for NASCAR is NASCAR Heat Mobile for iOS and Android. In 2021, we added the KartKraft karting simulation game and the rFactor 2 realistic racing simulation game to our portfolio, and completed KartKraft’s full release on the Steam platform in January 2022.

Our current video game catalog includes the following titles:

Game	Image	Overview	Platforms	Release Date

rFactor 2		rFactor 2 is a realistic racing simulation game. It features mixed class road racing with realistic dynamics, an immersive sound environment, and stunning graphics, that are perfect for top-level esports and a rich single-player experience.	Microsoft Windows via Steam	March 28, 2013

NASCAR Heat Mobile		NASCAR Heat Mobile is the only officially licensed, authentic NASCAR racing experience for mobile devices.	iOS and Android	April 25, 2017

NASCAR Heat 3		NASCAR Heat 3 is a racing video game simulating the 2018 NASCAR Cup Series and feeder competitions.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 7, 2018

NASCAR Heat 4		NASCAR Heat 4 is a racing video game simulating the 2019 NASCAR season. To date, NASCAR Heat 4 is the most successful sequel of the NASCAR Heat franchise based on quantity of units sold.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 13, 2019

NASCAR Heat 5	NASCAR Heat 5 is a racing video game simulating the 2020 NASCAR season.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	July 7 and 10, 2020

NASCAR 21: Ignition

NASCAR 21: Ignition is a racing video game simulating the 2021 NASCAR season. This is a first installment of the new series, which changes the game engine, physics, artificial intelligence, and many other game fundamental components. A 2022 season update was provided as DLC in October 2022, free of charge.

		Xbox, PlayStation, and Microsoft Windows via Steam	October 28, 2021

NASCAR Heat Ultimate Edition+	NASCAR Heat Ultimate Edition+ is a racing video game simulating the 2020 NASCAR season.	Nintendo Switch	November 19, 2021

KartKraft	KartKraft is a kart racing simulator, which was released in January 2022.	Microsoft Windows via Steam	January 26, 2022 (full release)

NASCAR Rivals	NASCAR Rivals is a racing video game simulating the 2022 NASCAR Cup Series season	Nintendo Switch	October 14, 2022

Esports Partnerships and Franchises

We recognize the growing importance and business viability of esports, especially within the racing and motorsport genres. In recognition of this importance, we manage and operate the esports platforms for numerous racing series and organizations. 2022 was another successful year in esports which began with the second running of the 24 Hours of Le Mans Virtual in January, the continuation and re-brand of elite single seater esports rFactor 2 Formula Pro as well as the INDYCAR-Motorsport Games Pro Challenge. In addition, we also organized competitions to drive user engagement on our rFactor 2 platform, as well as successfully delivering onsite esports activations with rFactor 2 at selected BTCC events in Autumn. In 2021, we organized several esports competitions, including the DiRT Rally 2.0 World Series on the popular Codemasters game, the Winter Heat and Summer Showdown on NASCAR Heat 5, and the expansion of the 24 Hours of Le Mans Virtual event into a part of a longer annual series towards the end of the year with professional teams and real-world racing drivers. In addition, we also organized competitions to drive user engagement on our rFactor 2 platform.

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

We have also continued to invest in and expand our audience base through traditional marketing and sales distribution channels including Facebook, Twitter, Twitch, YouTube and other online social networks, as well as our own platform – Traxion – which is a source of information and news for all things relating to virtual racing and esports.

Revenues

We currently generate revenue primarily by selling our racing video game products for video game consoles, PC, and mobile platforms through various retail and digital channels, including full-game and downloadable content. In addition, we began providing product development services to third-parties for the first time in 2022 that included the ongoing support and maintenance of developed software.

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

Additionally, 704Games is a 50/50 joint venture partner with an affiliate of Race Team Alliance (“RTA”) to develop the eNHPL. RTA is an organization consisting of 16 NASCAR Cup Series teams and supports the promotion of eNASCAR Heat Pro League (“eNHPL”) events through their individual team social and digital platforms, among other things, including by cross-posting Facebook livestreams of race broadcasts, adding eNHPL specific pages on team/sponsor websites, displaying tune-in graphics and digital promotions, generating creative content with specific eNHPL drivers, supporting NASCAR Heat social and digital content, and integrating with existing partners and more. Most notable, the RTA teams include the eNHPL and NASCARHeat.com logos on the contingency space on each of their NASCAR Cup Series vehicles for a number of NASCAR events. The contingency space is located behind the front tire and in front of the car number, placing the logos in prime sponsorship space on the race car. These logos are clearly visible on the cars during televised race action and are also clearly seen in Victory Lane photos, leading to increased awareness about the eNHPL and the NASCAR Heat franchise through this unique promotional channel.

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

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the years ended December 31, 2022 and 2021, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 9% and 28% of our total revenue for the years ended December 31, 2022 and 2021, respectively.

Customer Concentration

For the years ended December 31, 2022 and 2021, three customers accounted for approximately 61% and four customer accounted for 83% of our consolidated revenues, respectively. No other customer accounted for 10% or more of our revenues in those periods. For the year ended December 31, 2022, four customers accounted for approximately 90% of our accounts receivable, and for the year ended December 31, 2021, two customers accounted for approximately 70% of our accounts receivable. No other customer accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

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

24 Hours of Le Mans

On March 15, 2019, we formed Le Mans Esports Series Limited as a joint venture between Motorsport Games and ACO with the primary purpose of carrying on the promotion of and running of an esports event business replicating races of the WEC and the 24 Hours of Le Mans race on an electronic gaming platform. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC through a separate license agreement. This license expires 10 years beginning from the date of our first release of a WEC or Le Mans race video gaming product with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. In exchange for such license, we agreed to fund up to €8,000,000 (approximately $8,530,000 USD as of December 31, 2022) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the license. Additionally, we are obligated to pay ACO an annual payment beginning from the time of the launch of the first video game product and continuing on each anniversary thereof for the term of the license. In addition, through this joint venture, we have the right to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event through certain additional license agreements. These additional license agreements, which were granted on a royalty-free basis, each expire January 25, 2031 with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. This joint venture shall continue until the earlier of the date on which the parties cease to be beneficially entitled in the aggregate to 25% or more of the equity share capital of the joint venture, the parties otherwise cease to control the affairs of the joint venture or the date of the commencement of the winding-up of the joint venture. If certain events of defaults occur, the non-defaulting party has a call option pursuant to which it can force the defaulting party to sell all (but not part) of its ownership in the joint venture in accordance with the joint venture agreement.

BTCC

On May 29, 2020, we entered into a license agreement with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to the agreement, we were granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles and mobile applications, esports series and esports events (including our esports platform). In exchange for the license, the agreement required us to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the agreement also requires us to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. The agreement shall remain in effect through December 31, 2026. However, if BARC’s agreement with the Royal Automobile Club Motor Sport Association Limited to promote the BTCC is extended, BARC shall notify us and discussions for an extension of the license agreement shall take place no later than March 31, 2026. Except in the event of termination for breach, a sell off period will begin and continue until the earlier of 180 days from such termination or December 31, 2026.

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

In exchange for the INDYCAR Gaming License, we will pay to INDYCAR an annual development fee during calendar years 2021 and 2022, after which we will pay INDYCAR a royalty fee equal to a certain percentage of sales of physical and digital video gaming products, subject to certain annual minimum royalty guarantees. We have agreed under the INDYCAR Gaming License to provide advertising and publicity to bring the INDYCAR SERIES racing video gaming products to the attention of as many purchasers and potential purchasers as possible.

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

Employees

Our business relies on our ability to attract and retain the right team to enable us to be a leading game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world. We invest heavily in hiring and retaining talented people, particularly as we grow our business. Our headcount as of December 31, 2022 was 134, of which 133 were full-time employees, including 91 developers, located primarily in the United States, the United Kingdom, Australia and the Republic of Georgia. None of our employees were covered by collective bargaining agreements, and we believe that relations with our employees are generally good.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. Many of these laws and regulations are continuously evolving and developing, and the application to, and ultimate impact on, us is uncertain. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players, and deliver products and services, and may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Government regulations applicable to us may negatively impact our business” of this Report for additional information.

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

Corporate History and Available Information

Motorsport Gaming US LLC was organized as a limited liability company on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. in connection with our IPO. Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming US LLC, Motorsport Network, converted into an aggregate of (i) 700,000 shares of Class A common stock of Motorsport Games Inc., which have 1 vote per share (the “MSN Initial Class A Shares”) and (ii) 700,000 shares of Class B common stock, which have 10 votes per share, of Motorsport Games Inc., which represented all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Motorsport Network is the only holder of shares of the Company’s Class B common stock and does not have any transfer, conversion, registration, or economic rights with respect to such shares of Class B common stock.

In November 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10. Shares underlying outstanding equity-based awards were proportionately decreased and the respective per share exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. There was no change in the par value of the Class A common stock and Class B common stock as a result of the reverse stock split.

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

We incurred a net loss of $36.8 million for the year ended December 31, 2022 and had negative cash flows from operations of approximately $19.5 million. As of December 31, 2022, we had an accumulated deficit of $74.0 million. We expect to continue to incur losses for the foreseeable future as we continue to incur significant expenses to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures. Additionally, we expect our expenses to continue to increase due to the additional operational and reporting costs associated with being a public company.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2022 and 2021 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of this Report and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in our consolidated financial statements for additional information.

Management currently believes that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. We may choose to raise additional funds during 2023 through a variety of equity and/or debt financing arrangements; however, there are currently no commitments in place for future financing and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we cannot generate sufficient revenues, reduce cost and/or secure additional financing on acceptable terms, we may be required to, among other things, alter our business strategy, significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. See “—Risks Related to Our Financial Condition and Liquidity—We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all” below for additional information.

We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

We expect to continue to incur losses for the foreseeable future as we continue to incur significant expenses. Accordingly, as a result of our financial condition, we will need to engage in equity and/or debt financing arrangements to secure additional funds to continue our existing business operations and to fund our obligations. If we raise additional funds through future issuances of equity (including preferred stock) or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock, including, without limitation, in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or to borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. For example, financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank and Signature Bank, may adversely affect our ability to enter into new financing arrangements and facilities, or our ability to access existing cash, cash equivalents and investments.

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

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of this Report and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in our consolidated financial statements for additional information.

Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations.

Our ability to borrow additional funds under the $12 million Line of Credit is limited by Motorsport Network’s ability to fund such borrowing requests. If and to the extent that Motorsport Network were to be unable to fund any such requests, we will not have complete access to some or all of the commitment available under the $12 million Line of Credit, but rather would have access to a lesser amount as determined by Motorsport Network’s ability to fund our borrowing requests. Given the state of the financial markets, we have recently assessed our exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network may not fulfill our future borrowing requests. Because of these limitations, we do not rely on being able to meet our cash requirements with any additional fundings under the $12 million Line of Credit. If Motorsport Network is unable to fulfill their commitment to advance funds to us under the $12 million Line of Credit, it would impact our potential sources of liquidity and, depending upon the amount involved and our liquidity requirements, it could have an adverse effect on our ability to fund our operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Risks Related to Our Business and Industry

If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

In order to remain competitive, we must continuously develop new products or enhancements to our existing products. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only a limited period of time unless refreshed or otherwise enhanced. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from us or reducing our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high-quality and well-received games, if our marketing fails to resonate with our consumers, if consumers lose interest in a genre of games we produce, if the use of cross-promotion within our mobile games to retain consumers becomes less effective, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues and profit margins could decline. For example, our NASCAR 21: Ignition game released in October 2021 was generally not well-received and, as a result, our revenues for the year ended December 31, 2022 were adversely affected due to lower game sales. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well- received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received games typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other games, reducing sales for those other games.

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

Consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our creation and organization of esports leagues and events, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer, as was the case with our NASCAR 21: Ignition game as discussed above. If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business.

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

The ongoing and prolonged COVID-19 pandemic has impacted our operations and, if it reemerges in severity in the future, may further adversely affect our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations, the extent of which is uncertain and difficult to predict.

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

As a result of the COVID-19 pandemic, including the related responses from government authorities, our business and operations have been impacted, including the temporary closures of our offices in Miami, Florida, and Silverstone, England, which resulted in many of our employees working remotely. Throughout the initial outbreak of the COVID-19 pandemic, several retailers experienced closures, reduced operating hours and/or other restrictions, which negatively impacted the sales of our products from such retailers. Additionally, in our esports business, the COVID-19 pandemic resulted in the cancellation or postponement of certain events to later dates or the shifting of events from an in-person format to online only.

Our business operations, financial performance and results of operations have been and could be further adversely affected in a number of ways, particularly if the COVID-19 pandemic remerges in severity in the future including, but not limited to, the following:

●	reduced consumer demand for our products and adverse effects on the discretionary spending patterns of our customers, including the ability of our customers to pay for our products;

●	the operations and seasons of the motorsports industry may be further altered or even canceled due to the COVID-19 pandemic, which may further affect the demand for our products and esports business;

●	further disruptions to our operations, including any additional closures of our offices and facilities, which may affect our ability to develop, market, and sell our products;

●	disruptions to the operations of our suppliers, business partners and others, including the physical retail, digital download online platforms, and cloud streaming services we rely on for the distribution of our products, the suppliers who manufacture our physical products and other third parties with which we partner (e.g., to market or ship our products);
●	increased counterparty credit risk, as certain of our counterparties may face financial difficulties in paying owed amounts on a timely basis or at all;

●	Limitations on employee resources productivity and availability, including due to sickness, government restrictions, labor supply constraints, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

●	a continuation or worsening of general economic conditions, including increased inflation, which may adversely affect discretionary spending by consumers;

●	a fluctuation in foreign currency exchange rates, which could impact our operations in the United Kingdom, or interest rates could result from market uncertainties; and

●	an increase in the cost or the difficulty of obtaining debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

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

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are prudent to support the well-being of the Company’s employees, suppliers, business partners and others.

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

Our business is subject to economic, market and geopolitical conditions, which are beyond our control. In particular, our product purchases are predominately driven by discretionary spending by consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic, market and geopolitical conditions, such as a prolonged U.S. or international general economic downturn, whether or not caused by the COVID-19 pandemic or geopolitical issues, including the ongoing war between Russia and Ukraine, could result in further periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, which would also reduce consumer spending. Reduced consumer spending may in the future result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, costs associated with developing and publishing our products, the cost and availability of sources of financing, and our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are responsible for a disproportionately high percentage of our profits. For example, revenues associated with our NASCAR franchise accounted for approximately 63% and 88% of our total revenue for the years ended December 31, 2022 and 2021, respectively. In the future, we expect this trend to continue with a relatively limited number of franchises producing a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Most of our products and services are based on or incorporate intellectual property owned by others. For example, we have obtained an exclusive license for our NASCAR racing video games and related-esports franchise (subject to certain limited exceptions), as well as licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race, the WEC and INDYCAR. Additionally, through a series of joint ventures and other agreements with various racing series, we own exclusive rights to operate various esports tournaments and leagues, including the Le Mans Virtual Series and the eNHPL. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. Competition for these licenses also may increase minimum guarantees and royalty rates payable to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

As discussed above, our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers, consumer electronics stores, discount warehouses, game specialty stores and other online retail stores. We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the years ended December 31, 2022 and 2021, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 9% and 28% of our total revenue for the years ended December 31, 2022 and 2021, respectively. This concentration of sales to a single distribution partner could lead to a disruption to our business if this partner significantly reduces its purchases or ceases to offer our products. We also could be more vulnerable to collection risk if this partner experiences a deterioration of its business or declares bankruptcy. Having a significant portion of our retail sales concentrated through a single distribution partner could also reduce our negotiating leverage. Accordingly, if we are unable to negotiate favorable terms with our existing or future distribution partners, our business and results of operations could be adversely affected.

Our current and future digital entertainment and community platforms are dependent on our ability to provide interesting and useful high-quality content and experiences.

The quality of the content on our current and future digital entertainment and community platforms, including Traxion, is critical to the success of such platforms. In order to attract and retain users, we must offer interesting and high-quality content and user experiences. Further, we must remain sensitive and responsive to evolving user preferences and offer content and experiences that appeal to our users. If we are unable to generate quality content and user experiences satisfactory to our users, we may suffer from reduced user traffic, which could negatively impact our business.

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

Our retail products, online gaming platform and the games offered through our gaming platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in our retail products and gaming platform before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. Further, we have not undertaken independent third-party testing, verification or analysis of our gaming platform and associated systems and controls. Therefore, our products, gaming platform and quality controls and the preventative measures we have implemented have not, and in the future may not, be effective in detecting all defects in our products and gaming platform. In the event a significant defect in our retail products, gaming platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our esports events and other gameplay, or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

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

We are exploring ways to capitalize on new trends to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred in developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.

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

Attracting players in international markets is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. Additionally, we currently have operations in the United Kingdom, Republic of Georgia, Australia, and the Netherlands and may seek to further expand our international operations. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

●	the inability to offer certain games in certain foreign countries;

●	recruiting and retaining talented and capable management and employees in foreign countries;

●	challenges caused by distance, language and cultural differences;

●	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

●	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of local player preferences;

●	utilizing, protecting, defending and enforcing our intellectual property rights;

●	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

●	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

●	implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;

●	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection, including, but not limited to, the United States Federal Trade Commission Act, various state consumer protection and video game control laws, and the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under;

●	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act in the United States and the Bribery Act 2010 in the United Kingdom;

●	credit risk and higher levels of payment fraud;

●	currency exchange rate fluctuations;

●	protectionist laws and business practices that favor local businesses in some countries;

●	potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;

●	political, economic and social instability, including acts of war, such as the ongoing war between Russia and Ukraine (as discussed further below);

●	public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;

●	work stoppages or other changes in labor conditions;

●	higher costs associated with doing business internationally; and

●	trade and tariff restrictions.

In February 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. We have no way to predict the progress or outcome of the current situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Potential impacts related to the conflict include further market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats. Additionally, in September 2022, we transitioned from using development staff in Russia to using development staff in other countries, including the Republic of Georgia, for game development. Any technical, operational or other difficulties related to the transition away from using Russian development staff could result in, among other things, increased costs, disruptions to our operations and delays in the release of our game titles. The termination of the employment arrangements with our Russian development staff could also cause us to incur certain liabilities and severance obligations under local labor regulations, which may include payment of up to three months’ salary for each staff member terminated. Any of the foregoing could adversely impact our business, financial condition, liquidity and/or results of operations in various manners.

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

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, such as the COVID-19 pandemic, failed upgrades of existing systems or migrations to new systems, acts of terrorism, acts of war, including the ongoing war between Russia and Ukraine, geopolitical and social turmoil or other events could cause outages, disruptions and/or degradations of our infrastructure, including our or our partners’ information technology and network systems, a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, suppliers, business partners and others could also be affected, which may prevent us from executing our business strategies or cause a decrease in consumer demand for our products and services. System redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or an inability to conduct normal business operations could also prevent access to our products, services or online platforms selling our products and services, cause delays or interruptions in our product or live services offerings, allow breaches of data security or result in the loss of critical data. For example, several of our key locations have experienced temporary closures as a result of the COVID-19 pandemic. Additionally, throughout the initial outbreak of the COVID-19 pandemic, several retailers experienced, reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which negatively impacted the sales of our products from such retailers. An event that results in the disruption or degradation of any of our critical business functions or information technology systems and harms our ability to conduct normal business operations or causes a decrease in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.

Risks Related to Our Relationship with Motorsport Network

Motorsport Network controls more than a majority of our Class A common stock and Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

Motorsport Network currently owns all of the shares of our Class B common stock and 1,480,384 shares of our Class A common stock, which together represents approximately 87.44% of the combined voting power of both classes of our common stock as of March 24, 2023. Our Class B common stock has ten times the voting power of our Class A common stock. As long as Motorsport Network continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Motorsport Network were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Motorsport Network or its affiliates relinquish beneficial ownership of any of the MSN Initial Class A Shares at any time, one share of Class B common stock held by Motorsport Network will be cancelled for each such MSN Initial Class A Share no longer beneficially owned by Motorsport Network or its affiliates. If, however, Motorsport Network does not dispose of its MSN Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for and may rely on exemptions from certain corporate governance requirements of NASDAQ. Our stockholders will not have the same protections afforded to stockholders of other companies that are subject to such requirements.

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

While Motorsport Network controls a majority of the voting power of our outstanding common stock, we may decide in the future to avail ourselves of these controlled company exemptions in accordance with the NASDAQ Listing Rules. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Additionally, our status as a controlled company and our reliance on NASDAQ’s controlled company exemptions could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses we identified relate to (i) the documentation of significant accounting positions, estimates and conclusions that were not contemporaneously formalized and reviewed independently of the preparer, (ii) the segregation of duties and (iii) the failure to design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities. We have taken steps toward remediating these material weaknesses, which to date have included: (1) the hiring of additional qualified finance and accounting personnel, including the hiring of a new Chief Financial Officer with SEC reporting experience; (2) the implementation of formal policies, procedures and controls, training on standards of documentary evidence, as well as implementation of controls designed to ensure the reliability of critical spreadsheets and system generated reports from the enterprise resource planning system that the Company implemented in 2020; and (3) the documenting and evaluating of business processes and controls, as well as progressing towards readiness to test controls for operating effectiveness.

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

On September 9, 2022, Jonathan New notified us of his decision to resign from his role as our Chief Financial Officer, effective September 23, 2022. Effective March 20, 2023, we appointed Jason Potter to serve as our Chief Financial Officer. Prior to Mr. Potter’s appointment to the permanent Chief Financial Officer role, we had other individuals, including Dmitry Kozko, our Chief Executive Officer, serve in an Interim Chief Financial Officer capacity. Leadership transitions may be inherently difficult to manage, and an inadequate transition to a permanent Chief Financial Officer may cause disruption within the Company. In addition, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

Risks Related to Ownership of Our Class A Common Stock

Substantial future sales of our Class A common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.

A substantial number of shares of our Class A common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), including Motorsport Network, which generally may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Further, Motorsport Network has registration rights, subject to certain conditions, to require us to file registration statements to register the resale of 780,385 shares of our Class A common stock or to include such shares for resale in registration statements that we may file for ourselves or other stockholders. Accordingly, sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, including sales by Motorsport Network, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in our board of directors or management including, but not limited to:

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions, such as recessions, or interest rate changes and financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank and Signature Bank, may seriously affect the market price of our Class A common stock, regardless of our actual operating performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Miami, Florida and currently consists of approximately 2,000 square feet of office space under a lease with a related party that terminates on September 30, 2024, with a one-year extension option. See Note 10 - Related Party Transactions, and Note 17 – Subsequent Events in our consolidated financial statements for additional information.

We also lease offices in Orlando, Florida, Charlotte, North Carolina, Silverstone, England, Tbilisi, Republic of Georgia, and Melbourne, Australia. We believe that we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We are involved in various routine legal proceedings incidental to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of our income for that particular period. See Note 13 – Commitments and Contingencies – Litigation and Note 17 – Subsequent Events in our consolidated financial statements for additional information.

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

Holders

As of March 24, 2023, there were approximately 15 holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended December 31, 2022 and 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report, including in the “Business” section and “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or the consolidated financial statements and related notes.

Our Business

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including NASCAR, the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), INDYCAR, the British Touring Car Championship (the “BTCC”) and others. Our portfolio is comprised of some of the most prestigious motorsport leagues and events in the world. Further, in 2021 we acquired the KartKraft karting simulation game as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform, adding both games and their underlying technology to our portfolio.

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the official licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC, as well as INDYCAR. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content. For fiscal years 2022 and 2021, a majority of our revenue was generated from sales of our NASCAR racing video games.

As of December 31, 2022, we have a total headcount of 134 people, made up of 133 full-time employees, including 91 dedicated to game development, to continue developing our expanded product offerings. Our headcount numbers as of December 31, 2022, reflect that we have ceased our development operations in Russia effective September 2022, as a result of the Ukraine-Russia Conflict and as such, we do not expect the Company’s development operations to have significant exposure to changes in circumstances arising from the Ukraine-Russa Conflict.

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

2022 Restructuring Program

On September 8, 2022, the Company announced an organization restructuring (the “2022 Restructuring Program”) designed to reduce the Company’s marketing, general and administrative expenses, improve the Company’s profit and maximize efficiency, cash flow and liquidity. The 2022 Restructuring Program includes right-sizing the organization and operating with more efficient workflows and processes. The primary components of the organizational restructuring involve consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; and streamlining support functions to reflect the new organizational structure. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes. In addition, given the ongoing uncertain economic environment and the potential effect that it could have on the Company’s net sales, these actions will also provide the Company with additional flexibility.

As a result of the 2022 Restructuring Program, the Company expects to eliminate approximately 20% of its overhead costs worldwide and deliver approximately $4 million of total annualized cost reductions by the end of 2023, of which $2.5 million was achieved by the end of 2022. As of December 31, 2022, the Company had incurred restructuring costs of approximately $0.1 million, which primarily consisted of severance payments, and expects total restructuring costs to fall within the previously estimated range of $0.1 million to $0.3 million.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our NASCAR products have historically accounted for the majority of our revenue; however, we have diversified our product offerings and are generating revenues from KartKraft, rFactor 2 and the 24 Hours of Le Mans Virtual event, which reduced the percentage of our revenues derived from NASCAR products for the years ended December 31, 2022 and 2021. For example, revenues associated with our NASCAR franchise accounted for approximately 63% and 88% of our total revenue for the years ended December 31, 2022 and 2021, respectively. Additionally, with the acquisitions of licenses to develop multi-platform games for INDYCAR, BTCC and the WEC series, including the iconic 24 hours of Le Mans race, we expect our future revenue streams will become further diversified and consist of revenues from multiple games and different franchises.

Our recent product releases include: (i) our upgrade to our NASCAR game for next generation consoles and PCs, NASCAR 21: Ignition, on October 28, 2021, and a 2022 Season Expansion update on October 6, 2022; (ii) NASCAR Heat Ultimate Edition+ on Nintendo Switch on November 19, 2021, the first-ever NASCAR title to come to Nintendo Switch; (iii) the full release of the KartKraft kart racing simulator on January 26, 2022 for the PC; (iv) NASCAR Rivals, the official game of the 2022 NASCAR Cup Series season, on Nintendo Switch on October 14, 2022 and (v) four quarterly content releases in 2022 for our rFactor 2 realistic racing simulation game. In the first quarter of 2022, we modified our product release schedule such that our most recent NASCAR console and PC title for 2022 was delivered as an update to our 2021 release through the 2022 Season Expansion update downloadable content (DLC) and the anticipated timing of some of our other planned product releases for other racing series have been moved to later periods. The NASCAR, INDYCAR, BTCC and Le Mans game experiences are currently under development, and we currently anticipate releasing game experiences for these racing series in 2023 and 2024.

Going forward, we intend to expand our license arrangements to other internationally recognized racing series and the platforms we operate on. We believe that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical based on the release of a single game per year.

Economic Environment and Retailer Performance

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the years ended December 31, 2022 and 2021, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 9% and 28% of our total revenue for the years ended December 31, 2022 and 2021, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of this Report for additional information regarding the importance of retail sales and our distribution partners to our business.

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

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 40% and 44% of our total revenue for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the sale of products for Microsoft Windows via Steam comprised approximately 21% and 11% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 5% for both the years ended December 31, 2022 and 2021. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the years ended December 31, 2022 and 2021, approximately 68% and 61%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. 2022 was another successful year for our Esports segment, which began with the grand finale of the second running of the 24 Hours of Le Mans Virtual in January, the INDYCAR-Motorsport Games Pro Challenge in February and the continuation and re-brand of elite single seater esports rFactor 2 Formula Pro. The year concluded with the first 4 rounds of the 2022-23 Le Mans Virtual Series in September, October, November and December. In addition, we organized competitions to drive user engagement on our rFactor 2 platform, as well as successfully delivering onsite esports activations with rFactor 2 at selected BTCC events in Autumn. For 2022, our esports events had a cumulative total of approximately 2.3 million video views with approximately 6.3 million minutes watched. Subsequently, in the first quarter of 2023, we announced our viewership figures for the 2022-23 Le Mans Virtual Series, including the 24 Hours of Le Mans Virtual, which had a global audience of 8.5 million across television (TV)/over-the-top (OTT) channels, 36 million social media impressions and over 10 million video views across the full 5-race season.

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

Rapidly Changing Industry

We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete. For example, the global adoption of portable and mobile gaming devices has led to significant growth in portable and mobile gaming, which we believe is a continuing trend. Accordingly, in conjunction with the launch of our next generation NASCAR console/PC games, we have focused on developing titles for Nintendo’s Switch platform. We released NASCAR Heat Ultimate Edition+ on Nintendo Switch in the fourth quarter of 2021 and followed this up with the release of NASCAR Rivals on Nintendo Switch in the fourth quarter of 2022.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchise (currently NASCAR) for game consoles, PC, and mobile platforms. We deem this recurring because many existing game owners purchase, sometimes free of charge, annual updates, which includes updated drivers, liveries, and cars as they are released. We have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Reportable Segments

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is our Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We classified our reportable operating segments into (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”) and (ii) the organization and facilitation of esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”).

Components of Our Results of Operations

Revenues

We have historically derived substantially all of our revenue from sales of our games and related extra content that can be played by customers on a variety of platforms, including game consoles, mobile phones, PCs and tablets. Starting in 2019, we began generating sponsorship revenues from our production of live and virtual esports events. In early 2022, we also began offering software development services for racing simulators.

Our product and service offerings included within the Gaming segment primarily include, but are not limited to, full PC, console, and mobile games with both online and offline functionality, which generally include:

●	the initial game delivered digitally or via physical disk at the time of sale, which also typically provides access to offline core game content;
●	updates to previously released games on a when-and-if-available basis, such as software patches or updates, and/or additional content to be delivered in the future, both paid and free; and
●	outsourced code and content development services.

Our product and service offerings included within the esports segment relate primarily to curating esports events.

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses attributable to our license arrangement with NASCAR and certain other third parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Cost of revenues for our esports segment consists primarily of the cost of event staffing and event production.

Sales and Marketing

Sales and marketing expenses are primarily composed of salaries, benefits and related taxes of our in-house marketing teams, advertising, marketing, and promotional expenses, including fees paid to social media platforms, Motorsport Network and other websites where we market our products.

Development

Development expenses consist of the cost to develop the games we produce, which includes salaries, benefits, and operating expenses of our in-house development teams, as well as consulting expenses for any contracted external development. Development expenses also include expenses relating to our software licenses, maintenance, and studio operating expenses.

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

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenue

	For the Year Ended December 31,		Change
	2022	2021	$	%
Revenues:
Gaming	$9,144,639	$14,267,735	(5,123,096)	(35.9)%
Esports	1,179,920	807,795	372,125	46.1%
Total Segment and Consolidated Revenues	$10,324,559	$15,075,530	(4,750,971)	(31.5)%

Consolidated revenues were $10.3 million and $15.1 million for 2022 and 2021, respectively, a decrease of $4.8 million, or 31.5%, when compared to the prior year.

Gaming segment revenues represented 89% and 95% of our total 2022 and 2021 revenues, respectively, decreasing by $5.1 million, or 35.9%, when compared to the prior year. The decrease in Gaming segment revenues was primarily due to $2.4 million in lower digital game sales, including downloadable content, and $3.4 million in lower retail game sales. This was primarily driven by the release of one NASCAR game title in 2022, compared to two in 2021, resulting in lower volumes of sales, as well as less favorable pricing and higher than expected retail pricing concessions on existing games in our product portfolio. Specifically, the change in digital game sales was driven by a $3.4 million reduction in NASCAR title sales on consoles and mobile platforms, partially offset by a $0.8 million and $0.2 million increase in rFactor 2 and KartKraft title sales, respectively, on PC platforms. The reduction in retail game sales of $3.4 million was due to $1.4 million in lower retail sales of NASCAR titles in 2022, as well as $2.0 million in higher-than-expected sales allowances and retail pricing concessions on NASCAR games. These declines were partially offset by $0.6 million in revenues earned through the development of simulation platforms for third-parties and $0.1 million in license fee revenues.

Esports segment revenues represented 11% and 5% of our total 2022 and 2021 revenues, respectively, increasing by $0.4 million, or 46.1%, when compared to the prior year. The increase in Esports segment revenue was primarily due to higher sponsorship revenue of $0.3 million from our Le Mans Virtual Series, which started its 2022-23 season in September 2022, and an increase of $0.1 million in event entrance fees.

Cost of Revenues

	For the Year Ended December 31,		Change
	2022	2021	$	%
Cost of Revenues:
Gaming	$4,080,724	$7,041,579	$(2,960,855)	(42.0)%
Esports	879,593	487,576	392,017	80.4%
Total Segment and Consolidated Cost of Revenues	$4,960,317	$7,529,155	$(2,568,838)	(34.1)%

Consolidated cost of revenues were $5.0 million and $7.5 million for 2022 and 2021, respectively, a decrease of $2.6 million, or 34.1%, when compared to the prior year.

Gaming segment cost of revenues represented 82% and 94% of our total 2022 and 2021 cost of revenues, respectively, decreasing by $3.0 million, or 42.0%, when compared to the prior year. The decrease in Gaming segment cost of revenues was primarily driven by a $1.7 million reduction in game production costs, a $1.4 million reduction in royalty payments and a $0.1 million reduction in direct marketing costs, partially offset by a $0.1 million increase in license and developed technology amortization expense and a $0.1 million increase in development costs to support the development of simulation platforms for third-parties. The decrease in production costs was due to only one NASCAR title being released in 2022, compared to two NASCAR titles in 2021, and the reduction in royalty payments was driven by the decrease in digital and retail game sales.

Esports segment cost of revenues represented 18% and 6% of our total 2022 and 2021 cost of revenues, respectively, increasing by $0.4 million, or 80.4%, when compared to the prior year. The increase in Esports segment cost of revenues was primarily driven an increase in production costs associated with the Le Mans Virtual Series.

Gross Profit

	For the Year Ended December 31,		Change
	2022	2021	$	%
Gross Profit:
Gaming	$5,063,915	$7,226,156	$(2,162,241)	(29.9)%
Esports	300,327	320,219	(19,892)	(6.2)%
Total Segment and Consolidated Gross Profit	$5,364,242	$7,546,375	$(2,182,133)	(28.9)%

Gaming - Gross Profit Margin	55.4%	50.6%
Esports - Gross Profit Margin	25.5%	39.6%
Total Groff Profit Margin	52.0%	50.1%

Consolidated gross profit was $5.4 million and $7.5 million for 2022 and 2021, respectively, a decrease of $2.2 million, or 28.9%, when compared to the prior year. Gross profit margin was 52.0% in 2022, compared to 50.1% in 2021, driven primarily by lower game production costs and royalty fees in the Gaming segment.

Gaming segment gross profit was $5.1 million for 2022, compared to $7.2 million for 2021, representing a gross profit margin of 55.4% for 2022 and 50.6% for 2021. The change in gross profit margin was partially driven by changes in the sales mix, which included third-party development revenues for the first time in 2022 and accounted for approximately 180 basis point year over year improvement. The remaining change in gross profit margin was primarily due to lower production costs and royalty expense, as a result of releasing one NASCAR title in 2022 compared to two NASCAR titles in 2021.

Esports segment gross profit was $0.3 million for both 2022 and 2021, representing a gross profit margin of 25.5% for 2022 and 39.6% for 2021. The $ increase in revenue was primarily offset by an increase in production costs associated with the Le Mans Virtual Series.

Operating Expenses

	For the Year Ended December 31,		Change
	2022	2021	$	%
Operating Expenses:
Sales and marketing	$6,172,324	$6,475,867	$(303,543)	(4.7)%
Development	10,417,260	9,621,712	795,548	8.3%
General and administrative	13,764,177	25,378,149	(11,613,972)	(45.8)%
Impairment of goodwill	4,788,270	-	4,788,270	100.0%
Impairment of intangible assets	4,828,478	317,113	4,511,365	1,422.6%
Depreciation and amortization	420,137	280,192	139,945	49.9%
Total Operating Expenses	40,390,646	42,073,033	$(1,682,387)	(4.0)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $6.2 million and $6.5 million for 2022 and 2021, respectively, representing a $0.3 million, or 4.7%, decrease when compared to the prior year. The reduction in sales and marketing expense was primarily driven by a $1.0 million reduction in external marketing expense, which was partially offset by an increase in payroll expense of $0.7 million as a result of higher headcount when compared to the prior year.

Development

Development expenses were $10.4 million and $9.6 million for 2022 and 2021, respectively, representing an increase of $0.8 million, or 8.3%, when compared to the prior year. The incremental development expenses were primarily driven by higher compensation due to additional headcount and reflect increased internal development efforts to produce and support existing games in our product portfolio, as well as the development of future games such as the next INDYCAR title.

General and Administrative

General and administrative (“G&A”) expenses were $13.8 million and $25.4 million for 2022 and 2021, respectively, a decrease of $11.6 million, or 45.8%, when compared to the prior year. The reduction in G&A expense was primarily driven by a $8.8 million reduction in stock based compensation expense, a $2.5 million reduction in bonus expense due to IPO related bonus expense incurred in 2021 that did not repeat in 2022, a $1.3 million reduction in legal, consultant and other professional expenses that were incurred in connection with the 2021 IPO that did not repeat in 2022, a $0.7 million reduction in payroll and employee related expenses, following certain headcount reductions in 2022, and a $0.2 million reduction in software expenditures. These were partially offset by an increase of $1.4 million in lawsuit settlement expenses, driven by a $1.1 million loss contingency reserve and a $0.3 million settlement expense, as well as a $0.2 million increase in rental expense and a $0.3 million increase in insurance related expense. See Note 13 – Commitments and Contingencies – Litigation in our consolidated financial statements for additional information regarding such legal proceeding.

Impairment of Goodwill, Intangible and Long-Lived Assets

Impairment of goodwill was $4.8 million and $0 in 2022 and 2021, respectively. The impairment loss primarily relates to goodwill acquired in connection with the acquisition of Studio397 that was deemed impaired as a result of impairment assessments performed during the year. The triggers for the assessments was primarily revisions made in the first quarter of 2022 to the scope and timing of certain product releases included in our product roadmap, as well as a significant reduction in the Company’s market capitalization since the date of the last annual impairment assessment. Changes to the forecasted revenues and discount rates, as a result of the triggers identified, were the primary drivers for the change in fair value since the annual assessment.

Impairment of Intangible Assets

Impairment of indefinite-lived intangible assets was $3.5 million and $0.3 million in 2022 and 2021, respectively. The triggers for the assessments were the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The indefinite-lived intangible asset impairment losses primarily relate to the rFactor 2 trade name and the Le Mans Video Gaming License and are mainly driven by a reduction in expected future revenues following changes made to the Company’s product roadmap in the first quarter of 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

Impairment of finite-lived intangible assets was $1.3 million and $0 in 2022 and 2021, respectively. The triggers for the assessments were the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The finite-lived intangible asset impairment losses relate to the rFactor 2 technology and was primarily driven by a change in the technical obsolescence assumption used when determining the fair value of the asset.

Depreciation and Amortization

Depreciation and amortization expenses were $0.4 million and $0.3 million for 2022 and 2021, respectively, an increase of $0.1 million when compared to the prior year. The increase was primarily due to additional depreciation expense on fixed assets acquired during 2022.

Interest Expense

Interest expense was $1.1 million for 2022, compared to $0.5 million for 2021, an increase of $0.6 million when compared to the prior year. The increase was primarily due to the ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities.

Gain Attributable to Equity Method Investment

The gain attributable to equity method investment in the Le Mans Esports Series Ltd was $0 for 2022 and $1.4 million for 2021. The decrease was due to the discontinuation of equity method accounting as we began to fully consolidate Le Mans Esports Series Ltd upon acquiring a majority interest during the first quarter of 2021.

Other Expenses, net

Other expenses, net was $0.7 million for 2022, compared to $0.05 million for 2021. Other expenses, net of $0.7 million for 2022 was primarily comprised of a foreign currency loss of $0.8 million, incurred remeasuring transactions denominated in a currency other than U.S. dollars, partially offset by $0.2 million in rental income from the sub-lease of our Charlotte, NC office space. For 2021, other expenses, net of $0.05 million was primarily comprised of $0.2 million in rental income from the sub-lease of our Charlotte, NC office space, offset by $0.25 million of foreign currency losses incurred remeasuring transactions denominated in a currency other than U.S. dollars and translating to U.S. dollars the results of our foreign operations that are denominated in a functional currency other than U.S. dollars.

Other Comprehensive Income (Loss)

Other comprehensive income was $0.01 million for 2022, compared to comprehensive loss of $1.0 million for 2021. The $1.1 million increase was primarily due to activity in our U.K., Australian, Russian and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

For the year ended December 31, 2022, the loss attributable to the non-controlling interest decreased by $0.3 million, or 57%, to a loss of $0.8 million as compared to a loss of $0.5 million for the year ended December 31, 2021.

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

Following our IPO, we have financed our operations primarily through cash generated from operations, advances from Motorsport Network pursuant to the $12 million Line of Credit and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2022	2021

Cash and Cash Equivalents	$979,306	$17,819,640
Working Capital (Deficiency)	$(9,278,268)	$16,024,590

For the year ended December 31, 2022, the Company incurred a net loss of $36.8 million, negative cash flows from operations of approximately $19.5 million and an accumulated deficit of $74.0 million. As of December 31, 2022, we had cash and cash equivalents of $1.0 million, which increased to $6.5 million as of March 22, 2023 primarily as a result of certain registered direct offerings in February 2023 discussed below under “Other Financing Activity,” which resulted in aggregate net proceeds to the Company of approximately $11.3 million. The proceeds are intended for use in the development of multiple games, working capital and general corporate purposes. We expect to continue to incur significant operating expenses and, as a result, will need to grow revenues to reach profitability and positive cash flows. We expect to continue to incur losses for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. Based on the Company’s cash and cash equivalents position and the Company’s average cash burn, we do not believe we have sufficient cash on hand to fund our operations for the remainder of 2023 and that additional funding will be required in order to continue operations.

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

We continue to explore additional funding in the form of potential equity and/or debt financing arrangements and similar transactions and consider these to be viable options to support future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. We are also seeking to improve our liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that we expect to achieve through the 2022 Restructuring Program. See “2022 Restructuring Program” above for additional information.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements to this Report are issued. The factors described above, in particular the available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows From Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 and 2021 was $19.5 million and $20.9 million, respectively. The net cash used in operating activities for the year ended December 31, 2022 was primarily a result of cash used to fund a net loss of $36.8 million, adjusted for net non-cash adjustments in the amount of $15.4 million and $1.6 million of cash provided by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2021 was primarily due to net loss of $33.7 million, adjusted for net non-cash adjustments of $14.4 million and $1.6 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the year ended December 31, 2022, was $0.3 million, which was primarily attributable to the purchase of property and equipment. During the year ended December 31, 2021, net cash used in investing activities was $14.4 million, which was attributable to approximately $12.8 million paid in connection with the acquisition of Studio397 and $1.0 million paid in connection with the acquisition of KartKraft, and approximately $0.8 million in purchases of property and equipment, which was partially offset by $0.2 million of net cash acquired in the purchase of an additional controlling interest in Le Mans Esports Series Ltd.

Cash Flows From Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 and 2021 was $1.7 million and $49.3 million, respectively. Cash flows provided by financing activities for the year ended December 31, 2022 were primarily attributable to $3.8 million in advances from Motorsport Network under the $12 million Line of Credit in September 2022, partially offset by $1.7 million in payments of purchase commitment liability relating to a portion of the deferred installment amount due in connection with our acquisition of Studio397 and $0.4 million in game license payments. During the year ended December 31, 2021, net cash provided by financing activities was primarily attributable to approximately $63.1 million of net cash provided by the sale of Class A Common stock in our IPO, $2.2 million in advances from affiliates, partially offset by $13.0 million of net repayments to Motorsport Network under the $12 million Line of Credit, and $3.0 million of payments for the acquisition of additional ownership interests from non-controlling shareholders.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020), at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on the Company’s borrowing capacity under the $12 million Line of Credit may affect the Company’s ability to finance its operations” in Part I, Item 1A of this Report.

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

During the year ended December 31, 2022, the Company was not required to make any repayments to Motorsport Network under the September 2022 Cash Advance or the $12 million Line of Credit. As of December 31, 2022, the Company owed approximately $3.8 million of principal and accrued interest on the $12 million Line of Credit, compared with approximately $0 as of December 31, 2021. On January 30, 2023 and February 1, 2023, the Company entered into certain debt-for-equity exchange agreements with Motorsport Network pursuant to which the entire outstanding amount due under the $12 million Line of Credit was cancelled in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock issued to Motorsport Network. See Note 17 – Subsequent Events in our consolidated financial statements for further information.

Given the state of the financial markets, the Company continues to assess its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network may not fulfill the Company’s future borrowing requests.

Other Financing Activity

On December 9, 2022, the Company entered into a stock purchase commitment agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), which provides that the Company may sell to Alumni Capital up to $2,000,000 of shares (the “commitment amount”) of the Company’s Class A common stock, through the commitment period expiring on December 31, 2023, or earlier if the commitment amount is reached. Furthermore, the Company has an option to increase the commitment amount up to $10,000,000 of shares of the Company’s Class A common stock, subject to certain terms and conditions. On January 6, 2023, pursuant to the Alumni Purchase Agreement, the Company issued 90,415 shares of the Company’s Class A common stock to Alumni Capital, with an approximate fair market value of $0.4 million. On January 19, 2023, the Company issued an additional 40,752 shares of the Company’s Class A common stock to Alumni Capital, with an approximate fair market value of $0.15 million. On January 27, 2023, the Company issued a further 44,000 shares of the Company’s Class A common stock to Alumni Capital, with an approximate fair market value of $0.1 million. As of the date of this Report, the remaining commitment amount under the Alumni Purchase Agreement amounted to approximately $1.3 million.

On February 1, 2023, the Company issued 183,020 shares of the Company’s Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $3.9 million (the “$3.9 million RDO”), before deducting placement agent fees and other offering expenses payable by the Company. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the $3.9 million RDO, pursuant to the engagement letter with the Company, dated as of January 9, 2023. In connection with the $3.9 million RDO, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $50,000 and closing fees of $15,950. The Company has also issued to Wainwright warrants to purchase up to 10,981 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $3.9 million RDO, at an exercise price of $26.75 per share and will expire five years from the closing of the $3.9 million RDO.

On February 2, 2023, the Company issued 144,366 shares of the Company’s Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $3.4 million (the “$3.4 million RDO”), before deducting placement agent fees and other offering expenses payable by the Company. Wainwright acted as the exclusive placement agent for the $3.4 million RDO. In connection with the $3.4 million RDO, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. The Company has also issued to Wainwright warrants to purchase up to 8,662 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $3.4 million RDO, at an exercise price of $29.375 per share and will expire five years from the closing of the $3.4 million RDO.

On February 3, 2023, the Company issued 232,188 shares of the Company’s Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $4.0 million (the “$4.0 million RDO”), before deducting placement agent fees and other offering expenses payable by the Company. Wainwright acted as the exclusive placement agent for the $4.0 million RDO. In connection with the $4.0 million RDO, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. The Company has also issued to Wainwright warrants to purchase up to 13,931 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $4.0 million RDO, at an exercise price of $21.738 per share and will expire five years from the closing of the $4.0 million RDO.

Capital Expenditures

The nature of the Company’s operations does not require significant expenditures on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of December 31, 2022.

Material Cash Requirements

As of December 31, 2022, our material cash requirements were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating Activities:
Operating lease obligations	$1,076,951	$432,978	$594,998	$48,975	$-
Minimum payment guarantees	18,120,336	2,698,000	5,739,136	6,433,200	3,250,000
Other	1,525,070	978,880	546,190	-	-
Financing Activities:
Purchase commitments	2,320,000	1,870,000	450,000	-	-
Total	$23,042,357	$5,979,858	$7,330,324	$6,482,175	$3,250,000

The Company intends to fund these material cash requirements with a combination of cash generated from operations, as well as future funding arrangements that as of December 31, 2022 have not been determined. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Please see “—Liquidity and Going Concern” above and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties – Liquidity in our consolidated financial statements for further details on the Company’s going concern position as of December 31, 2022.

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

The impairment review consists of a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit or the identified indefinite-lived intangible asset is less than its carrying amount. Factors considered in the qualitative assessment include general economic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific factors such as changes to the product road map and restructuring changes, and changes in the Company’s share price.

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

Where a one-step quantitative assessment is required for goodwill, we typically estimate fair value of a reporting unit by utilizing discounted cash flow models, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing a discounted cash flow model includes uncertainties that require our significant judgment when making assumptions of expected revenues, cost of revenues, and development, marketing, and general administrative expenses. The principal assumptions used in the discounted cash flow model for our 2022 and 2021 impairment assessment were:

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

Where a one-step quantitative assessment is required for our indefinite-lived intangible assets, we compare the carrying value of the asset to its fair value. We typically determine fair value using either a relief from royalty method for trade names, and a discounted cash flow model for our other indefinite-lived intangible assets. The principal assumptions used in our cash flow models and relief from royalty models for our 2022 and 2021 impairment assessments were:

-	Forecasted net revenues;
-	Weighted average cost of capital (i.e., discount rate); and
-	Royalty rate (relief from royalty method only)

If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired.

Valuation of Finite-Lived Intangible Assets and Other Long-Lived Assets

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

The principal assumptions used in our cost to recreate model for the interim and annual impairment reviews completed during the year ended December 31, 2022 were:

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

Sales Allowances and Price Protection Reserves

We evaluate the collectability of our accounts receivable continuously throughout the year and reduce revenue for estimated future sales allowances and price protections, which may occur with distributors and retailers (“channel partners”).

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

When evaluating the adequacy of our sales allowances and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher-than-expected returns or higher price protection in subsequent periods. For the year ended December 31, 2022, the principal assumptions used to develop our sales allowances and price protection reserves were:

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

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for the years ended December 31, 2022 and 2021).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Motorsport Games Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Motorsport Games Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of approximately $36.8 million and negative cash flows from operations of approximately $19.5 million during the year ended December 31, 2022. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases on January 1, 2022, due to the adoption of ASC 842, “Leases”.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Miami, Florida

March 24, 2023

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Assets

Current Assets:
Cash and cash equivalents	$979,306	$17,819,640
Accounts receivable, net of allowances of $2,252,383 and $4,563,884 as of December 31, 2022 and 2021, respectively	1,809,110	5,490,272
Due from related parties	206,532	137,574
Prepaid expenses and other current assets	1,048,392	1,175,354
Total Current Assets	4,043,340	24,622,840
Property and equipment, net	522,433	727,089
Operating lease right of use assets	971,789	-
Goodwill	-	4,867,465
Intangible assets, net	13,360,230	20,485,809
Total Assets	$18,897,792	$50,703,203

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,372,219	$1,784,645
Accrued expenses and other liabilities	3,416,424	4,048,067
Due to related parties	4,589,211	119,015
Purchase commitments	2,563,216	3,170,319
Operating lease liabilities (current)	380,538	-
Total Current Liabilities	13,321,608	9,122,046
Operating lease liabilities (non-current)	617,288	-
Other non-current liabilities	3,055,498	3,599,154
Total Liabilities	16,994,394	12,721,200

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 shares; 1,183,812 and 1,635,897 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	117	116
Class B common stock, $0.0001 par value; authorized 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	70	70
Additional paid-in capital	76,446,061	75,652,853
Accumulated deficit	(73,979,131)	(37,988,326)
Accumulated other comprehensive loss	(933,406)	(945,375)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	1,533,711	36,719,338
Non-controlling interest	369,687	1,262,665
Total Stockholders’ Equity	1,903,398	37,982,003
Total Liabilities and Stockholders’ Equity	$18,897,792	$50,703,203

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Revenues	$10,324,559	$15,075,530
Cost of revenues [1]	4,960,317	7,529,155
Gross Profit	5,364,242	7,546,375

Operating Expenses:
Sales and marketing [2]	6,172,324	6,475,867
Development [3]	10,417,260	9,621,712
General and administrative [4]	13,764,177	25,378,149
Impairment of goodwill	4,788,270	-
Impairment of intangible assets	4,828,478	317,113
Depreciation and amortization	420,137	280,192
Total Operating Expenses	40,390,646	42,073,033
Loss From Operations	(35,026,404)	(34,526,658)
Interest expense [5]	(1,148,204)	(504,156)
Gain attributable to equity method investment	-	1,370,837
Other expenses, net	(665,846)	(44,768)
Net Loss	(36,840,454)	(33,704,745)
Less: Net loss attributable to non-controlling interest	(849,649)	(542,754)
Net Loss Attributable to Motorsport Games Inc.	$(35,990,805)	$(33,161,991)

Net loss per Class A common share attributable to Motorsport Games, Inc.:
Basic and Diluted	$(30.73)	$(29.15)
Weighted-average shares of Class A common stock outstanding:
Basic and Diluted	1,171,323	1,137,675

[1]	Includes related party costs of $6,228 and $0 for the years ended December 31, 2022 and 2021, respectively.

[2]	Includes related party expenses of $565,759 and $75,378 for the years ended December 31, 2022 and 2021, respectively.

[3]	Includes related party expenses of $76,093 and $44,423 for the years ended December 31, 2022 and 2021, respectively.

[4]	Includes related party expenses of $394,358 and $1,803,709 for the years ended December 31, 2022 and 2021, respectively.

[5]	Includes related party expenses of $75,616 and $105,845 for the years ended December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2022	2021
Net loss	$(36,840,454)	$(33,704,745)
Other comprehensive loss:
Foreign currency translation adjustments	11,969	(950,303)
Comprehensive loss	(36,828,485)	(34,655,048)
Comprehensive loss attributable to non-controlling interests	(892,978)	(542,754)
Comprehensive loss attributable to Motorsport Games Inc.	$(35,935,507)	$(34,112,294)

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

									Total Stockholders’
								Accumulated	Equity
	Class A		Class B			Additional		Other	Attributable to	Non-	Total
	Common Stock		Common Stock		Member’s	Paid-In	Accumulated	Comprehensive	Motorsport	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balances - January 1, 2021	-	$-	-	$-	$3,791,674	$-	$(4,826,335)	$4,928	$(1,029,733)	$2,645,559	$1,615,826
Conversion of membership interest into share of common stock	700,000	70	700,000	70	(3,791,674)	3,791,534	-	-	-	-	-
Issuance of common stock in initial public offering, net [1]	345,000	34	-	-	-	63,074,095	-	-	63,074,129	-	63,074,129
Issuance of common stock to Ascend and PlayFast	85,527	9	-	-	-	-	-	-	9	-	9
Purchase of additional interest in Le Mans Esports Series Ltd	-	-	-	-	-	-	-	-	-	1,584,892	1,584,892
Purchase of 704Games minority interest	-	-				(939,511)			(939,511)	(2,659,786)	(3,599,297)
ACO investment in Le Mans Esports Series Ltd	-	-	-	-	-	-	-	-	-	234,754	234,754
Stock-based compensation	33,063	3				9,726,735		-	9,726,738	-	9,726,738
Other comprehensive loss	-	-				-		(950,303)	(950,303)	-	(950,303)
Net loss	-	-	-	-	-	-	(33,161,991)	-	(33,161,991)	(542,754)	(33,704,745)
Balances - December 31, 2021	1,163,590	$116	700,000	$70	$-	$75,652,853	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Equity settled issuance costs	7,576	-	-	-	-	40,000	-	-	40,000	-	40,000
Issuance of common stock	8,877	1	-	-	-	38,685	-	-	38,686	-	38,686
Stock-based compensation	3,769	-	-	-	-	714,523	-	-	714,523	-	714,523
Other comprehensive loss	-	-	-	-	-	-	-	11,969	11,969	(43,329)	(31,360)
Net loss	-	-	-	-	-	-	(35,990,805)	-	(35,990,805)	(849,649)	(36,840,454)
Balances at December 31, 2022	1,183,812	$117	700,000	$70	$-	$76,446,061	$(73,979,131)	$(933,406)	$1,533,711	$369,687	$1,903,398

[1]	Gross proceeds of $69,000,000 less offering costs of $5,925,871.

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,840,454)	$(33,704,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	4,828,478	317,113
Loss on impairment of goodwill	4,788,270	-
Loss on disposal of property and equipment	108,716	-
Depreciation and amortization	2,062,552	1,785,074
Purchase commitment and license liability interest accretion	957,938	375,495
Non-cash lease expense	423,683	-
Stock-based compensation	714,523	9,726,662
Gain on equity method investment	-	(1,370,837)
Sales return and price protection reserves	1,818,397	3,934,697
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts receivable	1,808,542	(3,252,041)
Due from related parties	(582,435)	-
Operating lease liabilities	(397,671)	-
Prepaid expenses and other assets	133,890	(768,801)
Other assets	-	25,000
Accounts payable	525,292	944,527
Due to related parties	644,247	-
Accrued expenses and other liabilities	(514,438)	1,046,192
Net cash used in operating activities	$(19,520,470)	$(20,941,664)

Cash flows from investing activities:
Acquisition of Le Mans, net of cash acquired	-	153,250
Acquisition of KartKraft	-	(1,000,000)
Acquisition of Studio 397	-	(12,785,463)
Purchase of property and equipment	(292,446)	(754,302)
Net cash used in investing activities	$(292,446)	$(14,386,515)

Cash flows from financing activities:
Advances from related parties	3,766,667	2,157,707
Repayments on advances from related parties	-	(12,967,143)
Repayments of purchase commitment liabilities	(1,730,000)	-
Purchase of non-controlling interest	-	(3,599,211)
Contributed capital from non-controlling shareholders	-	234,754
Payment of license liabilities	(362,500)	(227,928)
Issuance of common stock in initial public offering, net	-	63,661,128
Issuance of common stock, net	38,686	-
Net cash provided by financing activities	$1,712,853	$49,259,307

Effect of exchange rate changes on cash and cash equivalents	1,259,729	(102,020)

Net (decrease) increase in cash and cash equivalents	(16,840,334)	13,829,108

Total cash and cash equivalents at beginning of the period	$17,819,640	$3,990,532

Total cash and cash equivalents at the end of the period	$979,306	$17,819,640

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$190,266	$804,674

Non-cash investing and financing activities:
Commitment fees settled with shares issued to Alumni Capital LLP	$40,000	$-
Reduction of member contributions in MS Gaming Development LLC	$86,349	$-
Accrual of intangible assets	$-	$2,513,871
Purchase commitment liability	$-	$3,170,319
Reduction of additional paid-in capital for purchased 704Games minority shares	$-	$939,511
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$-	$587,000
Purchase of additional interest in Le Mans Esports Series Ltd.	$-	$1,584,892

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

The Company had a net loss of approximately $36.8 million, negative cash flows from operations of approximately $19.5 million and an accumulated deficit of $74.0 million for the year ended December 31, 2022. As of December 31, 2022, the Company had cash and cash equivalents of $1.0 million, which increased to $6.5 million as of March 22, 2023, primarily as a result of the completion of certain equity offerings in January and February 2023 that raised an aggregate of $11.3 million in gross proceeds – see Note 17 - Subsequent Events for further details. The Company expects to continue to incur significant operating expenses and, as a result, will need to grow revenues to reach profitability and positive cash flows. The Company expects to continue to incur losses for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

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

The Company expects to generate additional liquidity through consummating one or more potential equity and/or debt financings or similar transactions, achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that it expects to achieve through the 2022 Restructuring Program, and/or further adjusting its product roadmap to reduce near term need for working capital. If the Company is unable to generate adequate revenue and profit growth, there can be no assurances that such actions will provide the Company with sufficient liquidity to meet its cash requirements as, among other things, its liquidity position can be impacted by a number of factors, including its level of sales, costs and expenditures, economic conditions in the capital markets, especially for technology companies, as well as accounts receivable and sales allowances.

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

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Shares underlying outstanding equity-based awards were proportionately decreased and the respective per share exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All shares of common stock, equity-based awards and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

The Company has revised accrued expenses and other liabilities and other non-current liabilities as of December 31, 2021, to correct an immaterial error in the classification of deferred revenues.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition criteria, including allowances for returns and price protection, as well as current expected credit losses, valuation allowance of deferred income taxes, valuation of acquired companies and equity method investments, the recognition and disclosure of contingent liabilities, goodwill and intangible assets impairment testing, and stock-based compensation valuation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the creditworthiness of the financial institutions. The Company’s foreign bank accounts are not subject to FDIC insurance.

Accounts Receivable

Accounts receivables are carried at their contractual amounts, less an allowances for returns and price protection.

The Company determines its allowances for returns and price protection based on previous experience, existing and expected future economic and market conditions, actual sales and inventories in the distribution channel. See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition – Allowances for Returns and Price Protection for additional details.

As of December 31, 2022 and 2021, the Company determined that all of its accounts receivable were fully collectible and, accordingly, no allowance for credit losses was recorded. Allowances for returns and price protection represent the difference between the retail distributor purchase order price and the estimated average sell through price. As of December 31, 2022 and 2021, allowances for returns and price protection were approximately $2.3 million and $4.6 million, respectively.

Long-Lived Assets

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

Depreciation of property and equipment is computed utilizing the following useful lives:

Useful Life
Equipment	3 – 5 years
Furniture and fixtures	3 – 5 years
Leasehold improvements	Shorter of remaining lease term or useful life 3 - 10 years

Goodwill and Other Indefinite-Lived Assets

The Company accounts for goodwill and indefinite-lived assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which requires goodwill and indefinite-lived assets to be tested for impairment annually or more frequently, if events or circumstances indicate that the fair value of the asset or the reporting unit associated with the goodwill has decreased below its carrying value.

The Company performs its annual or interim goodwill and indefinite-lived asset impairment tests by comparing the fair value of its reporting units and indefinite-lived assets to their respective carrying values. An entity recognizes an impairment charge for the amount by which the carrying amount of the indefinite-lived asset or reporting unit exceeds its fair value. The Company has determined that its reporting units align with its operating segments as defined in the Segment Reporting section below.

In evaluating goodwill and indefinite-lived assets for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit or the indefinite-lived asset is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its carrying value, then the Company performs a one-step quantitative impairment test by comparing the fair value of a reporting unit or indefinite-lived asset with its carrying amount and recognizes a loss on impairment in the event the carrying value exceeds the fair value.

In assessing the fair value of a reporting unit, the Company utilizes discounted cash flow models and market approach methodologies, such as the guideline public company and guideline transaction methodologies. The Company fair values its indefinite-lived assets using valuation methodologies appropriate for the type of asset. Such methods might include discounted cash flow models, relief from royalty and cost to replace methods. The Company performs its impairment testing as of December 31 of each year or as required if triggering events occur indicating a potential for impairment.

Finite-lived Intangible Assets and Other Long-Lived Assets

Finite-lived intangible assets subject to amortization are carried at cost less accumulated amortization, and amortized over the estimated useful life in proportion to the economic benefits received.

Amortization of the Company’s finite-lived intangible assets is computed using the following useful lives:

Intangible Asset	Useful Life
License agreements	6.5 - 16 years
Software	6 - 10 years
Distribution contracts	1 year
Employment and non-compete agreements	3 years

Finite-lived intangible assets and other long-lived assets, such as plant and equipment, are subject to the provisions of ASC 360, Property, Plant and Equipment when determining the extent of impairment losses, if any.

The Company evaluates the recoverability of its finite-lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of its finite-lived intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in the Company’s business strategy. If the Company determines the carrying value may not be recoverable, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value.

Segment Reporting

The Company uses the management approach to determine its reportable segments. The management approach considers the internal organization and reporting used by the Company’s Chief Operating Decision Maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM is the Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified its reportable operating segments into (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”) and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”).

Revenue Recognition

The Company generates revenue primarily through the sale of its digital and physical video game titles, including extra content, principally for the console, PC and mobile platforms. In addition, the Company generates additional revenues through its esports activities including sponsorships and participation fees. The Company’s product and service offerings include, but are not limited to:

1.	Premium full games – Primarily available on console, PC and mobile platforms, our games contain a software license that is delivered digitally or via physical disk at the time of sale;

2.	In-game content –Downloadable extra content that is accessible by users on either console or PC platforms, which allows consumers to enhance their gameplay experience;

3.	Esports competition events - Hosting of online esports competitions that generate participation fees and sponsorship revenues; and

4.	Software development – Providing outsourced code and content development services.

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

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

During the years ended December 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Product Sales

Product sales consist of our premium full games, which are delivered either digitally or in a physical format. We recognize revenues once both control of the product has been transferred to the customer and any underlying performance obligations have been satisfied. Product sales generally have a singular distinct performance obligation, as the Company does not have an obligation to provide future update rights or online hosting.

Revenues from product sales are recognized after deducting allowances for returns and price protection, which are considered to be variable consideration for the purposes of estimating revenue to recognize.

Certain products are sold to customers with a street date, which is the earliest date these products may be sold by retailers to the end consumer. For these products, the Company recognizes revenues on the later of the street date and the date the product is sold to our customer. For digitally delivered games, the Company recognizes revenue when it is available for download or is activated for gameplay. Revenues are recorded net of taxes assessed by governmental authorities that imposed at the time of the specific revenue generating transaction.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment immediately upon purchase or within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.

In-game Revenues

In-game revenues primarily consist of revenue earned through the sale of downloadable content that enhances the gameplay experience for the Company’s customers using console, PC or mobile platforms, as well as the purchase of in-game credits for the purchase of downloadable content. In-game credits can only be used for in-game purchases and are non-refundable.

Revenue related to in-game content is recognized at the point in time the Company satisfies its performance obligation, which is generally at the time the customer obtains control of the in-game content, either by downloading the digital in-game content or by purchasing the in-game credits.

Esports

The Company recognizes sponsorship revenue associated with hosting online esports competition events over the period of time the Company satisfies its performance obligation under its contracts, which is generally concurrent with the time events are held. If the Company enters into a contract with a customer to sponsor a series of esports events, the Company allocates the transaction price between the series of events and recognizes revenue over the period of time each event is held and the Company satisfies its performance obligations.

Software Development

The Company’s software development services primarily include the development of gaming platforms and simulators for external customers, licenses fees for use of the products commercially, as well as the associated maintenance, training, and support services related to the deliverables. The contracts with customers set payment milestones over the course of the software development cycle through delivery of the final product. The contracts also provide maintenance and support services with respect to the furnished product over a specified length of time after delivery.

The milestones set within the software development cycle are not considered to be separately identifiable or distinct from the final product. Revenue related to the software development is recognized at the point in time the Company delivers, and the customer takes possession of the final product. Revenue associated with the license, maintenance, training, and support services are recognized over the life of the agreement for such services.

The following table summarizes revenue recognized under ASC 606 in the consolidated statements of operations:

	For the Year Ended December 31,
	2022	2021
Revenues:
Gaming	$9,144,639	$14,267,735
Esports	1,179,920	807,795
Total Revenues	$10,324,559	$15,075,530

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

Allowances for Returns and Price Protection

The Company may permit product returns from, or grant price protection to, its customers under certain conditions. Price protection represents the Company’s practice to provide channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price.

Allowances for returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protections that may occur with distributors and retailers (“channel partners”). See Note 2 – Summary of Significant Accounting Policies – Accounts Receivable for additional details.

When evaluating the adequacy of allowances for returns and price protection, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher-than-expected returns or higher price protection in subsequent periods.

The Company’s allowances for returns and price protection as of December 31, 2022 and 2021 were approximately   $4.3 million and $4.6 million, respectively. The Company recognized an expense of approximately $2.0 million and $3.9 million for sales returns and price protections as a reduction of revenues for the years ended December 31, 2022 and 2021, respectively.

Advertising Costs

The Company generally expenses advertising costs as incurred, with the exception of non-direct advertising campaign costs that are paid for in advance. Prepaid non-direct advertising costs are recognized as prepaid assets and expensed at the start of the advertising campaign, included in “Sales and marketing” in the consolidated statement of operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Subtopic 718, Stock Compensation (“ASC 718”). The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date, using the Black-Scholes option pricing model. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares. Stock-based compensation is adjusted for any forfeitures, which are accounted for on an as occurred basis.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Year Ended December 31,
	2022	2021
Stock options	61,646	57,357
	61,646	57,357

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currency of the Company’s operating subsidiaries are their local currencies, which include the United States Dollar, Euro, Australian Dollar and Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rate in effect during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in the results of operations.

The Company recorded net transaction losses of approximately $831,200 and $222,500 for years ended December 31, 2022 and 2021, respectively. Such amounts have been classified within other income (expense) in the accompanying consolidated statements of operations.

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

In November 2019, the FASB issued Accounting Standard Update (“ASU”) 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Based on the Company’s assessment, it is not expected that the adoption of this guidance to have a significant impact on the consolidated financial statements.

Adoption of Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 revises an entity’s accounting for operating leases and requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. This update also requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all such leases and requires disclosures designed to give financial statement users information on the amount and timing of lease expenses arising from such leases. These disclosures include certain qualitative and specific quantitative disclosures.

The Company adopted ASU 2016-02 on January 1, 2022, using the modified retrospective transition approach and has elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Upon adoption, ASU 2016-02 did not have a material effect on the Company’s consolidated balance sheets due to the recognition of approximately $765,000 of operating lease assets and approximately $765,000 of operating lease liabilities primarily related to real estate and automobiles. There was no cumulative-effect adjustment of initially applying the guidance to the opening balance of retained earnings. As of December 31, 2022, ASU 2016-02 did not have a material impact on the consolidated statements of operations and comprehensive loss or the consolidated statements of cash flows.

In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if the acquiring entity had originated the related revenue contracts. Early adoption is permitted, including interim periods within those fiscal years. An entity that early adopts this guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company early adopted the guidance during the fourth quarter of 2021. Upon adoption, this guidance did not have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (“Topic 321”), Investments—Equity Method and Joint Ventures (“Topic 323”), and Derivatives and Hedging (“Topic 815”)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The Company adopted ASU 2020-01 on January 1, 2022. Upon adoption, this guidance did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2022. Upon adoption, this guidance did not have a material impact on the consolidated financial statements.

NOTE 3 – ACQUISITIONS

Le Mans

On January 25, 2021, the Company entered into an Amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd Joint Venture Agreement with Automobile Club de l’Ouest, a company registered in France (“ACO”). Pursuant to the Le Mans Amendment, the Company increased its ownership share in Le Mans Esports Series Ltd, from 45% to 51%, with the Company holding a controlling financial interest and ACO holding a 49% minority ownership share in Le Mans Esports Series Ltd.

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

Pursuant to the Le Mans Amendment, if the board of directors of Le Mans Esports Series Ltd determines that its working capital requirements for the development of future games exceeds its resources, the Company will be obligated to contribute such additional funding to Le Mans Esports Series Ltd as a loan (which would not be interest bearing). Any such loan would be repayable when additional funding was no longer required by Le Mans Esports Series Ltd, as determined by its board of directors, provided that any such repayment would occur prior to Le Mans Esports Series Ltd’s distribution of any of its profits to the shareholders of Le Mans Esports Series Ltd.

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

The Le Mans Video Gaming License’s term is 10 years starting on the date of the first release of a product and automatically renews for an additional 10-year term, unless ACO elects not to renew. In exchange for the Le Mans Video Gaming License, the Company agreed to fund up to €8,000,000 (approximately $8,530,000 USD as of December 31, 2022) as needed by Le Mans Esports Series Ltd to develop video game products, which will be contributed on an as-needed basis during the term of the Le Mans Video Gaming License. Additionally, the Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license.

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

The acquisition of Le Mans Esports Series Ltd has been recorded in accordance with ASC 805, Business Combinations (“ASC 805”). The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes.

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

Results of operations of KartKraft for the period from March 18, 2021 to December 31, 2021 included revenues of approximately $168,000 and approximately $482,000 in net losses.

The KartKraft acquisition has been recorded in accordance with ASC 805. The transactions were taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes.

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

The purchase price for the Studio397 Shares was $16,000,000, payable in the following two installments: $12,800,000 was paid at closing (the “Completion Payment”) and $3,200,000 in April 2022 on the first anniversary of closing (the “Deferred Payment”). The Deferred Payment was discounted to $3,111,781 using a 2.8% discount rate as of the acquisition date with a payment date of April 20, 2022. The balance of the Deferred Payment as of December 31, 2021 was $3,170,319.

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

On April 22, 2022, the Company entered into a letter agreement (the “First SPA Amendment”) amending the terms of (i) the SPA and (ii) the related deed of pledge that secured the Company’s payment of the $3.2 million Deferred Payment due under the SPA. Pursuant to the First SPA Amendment, the Deferred Payment installment amount due to be paid under the SPA by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million further deferred and to be paid within 90 days of the date that the Company made the $1 million payment. Further, pursuant to the First SPA Amendment, secured obligations under the deed of pledge were correspondingly reduced from $3.2 million to $2.2 million following the finalization of an amendment to the deed of pledge on May 12, 2022. The $1 million payment was made on April 30, 2022.

On July 21, 2022, the Company entered into an additional letter agreement (the “Second SPA Amendment”) to further amend the terms of (i) the SPA and (ii) the related deed of pledge that secured the Company’s payment of the remaining $2.2 million Deferred Payment due under the SPA, effective as of July 19, 2022. The Second SPA Amendment modified the payment terms with respect to the remaining Deferred Payment amount of $2.2 million to consist of installments of: $330,000 paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining deferred payment is satisfied. The Second SPA Amendment also calls for 15% interest on the deferred payment balance effective on July 19, 2022. The remaining balance of the Deferred Payment as of December 31, 2022 was $1,470,000 with unpaid accrued interest of approximately $115,000.

The Studio397 acquisition has been recorded in accordance with ASC 805. The purchase price allocation for total invested capital was based on preliminary estimates of fair value of the assets acquired and liabilities assumed at the acquisition date, with excess allocated to goodwill. Goodwill represents synergies from combining the operations of the acquiree with the Company, as well as other intangible assets that do not qualify for separate recognition. Goodwill will be deductible for tax purposes and the transaction itself was deemed taxable for income tax purposes. All assets and liabilities have been recorded at fair value for both book and income tax purposes.

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

The components of Studio397’s debt free net working capital deficit on the acquisition date are as follows:

Current assets:
Projects to be invoiced	$192,658
Trade debtors	26,121
Paid in advance	47,168
Total current assets	$265,947

Less current liabilities:
Trade creditors	140,049
Advance invoices/payments	41,063
Audit costs	7,148
Holiday allowances	49,242
Bonuses	42,035
Taxes and social securities	(1,140)
Total current liabilities	$278,397

Debt free net working capital deficit	$(12,450)

The Studio397 acquisition has been recorded in accordance with ASC 805. The transaction was taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following balances as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Furniture and fixtures	$17,450	$16,580
Computer software and equipment	760,887	863,931
Leasehold improvements	146,370	127,524
	924,707	1,008,035
Less: accumulated depreciation	(402,274)	(280,946)
Property and equipment, net	$522,433	$727,089

Depreciation expense was $339,700 and $197,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 – INTANGIBLE ASSETS

Licensing Agreements

BTCC

On May 29, 2020, the Company secured a licensing agreement with the BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC. Pursuant to the agreement, the Company was granted an exclusive license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for this license, the agreement requires the Company to pay BARC an initial fee in two installments of $100,000 each, the first of which was due on June 5, 2020 and the second installment paid on May 29, 2022. Following the initial fee, the agreement also requires the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties.

The Company capitalized the initial license fee and present value of committed future minimum royalty payments as a license intangible asset in the amount of approximately $892,000. The Company considers this to be a non-amortizing intangible asset until such point the Company begins to generate revenues under the BTCC license, at which amortization will be recorded, and as such the asset has been monitored for impairment triggers throughout the year. As such, no amortization expense has been recognized in respect of this asset during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had a remaining liability in connection with the licensing agreement of approximately $798,000 and $854,000, respectively, which is included in other non-current liabilities on the consolidated balance sheets.

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

The Company capitalized the initial license fee and present value of committed future minimum royalty payments as a license intangible asset in the amount of approximately $2,714,000. The Company considers this to be a non-amortizing intangible asset until such point the Company begins to generate revenues under the INDYCAR Esports License, at which amortization will be recorded, and as such the asset has been monitored for impairment triggers throughout the year. As such, no amortization expense has been recognized in respect of this asset during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had a remaining liability in connection with the licensing agreement of approximately $3,206,000 and $2,787,000, respectively, which is included as current and other non-current liabilities on the consolidated balance sheets.

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

Impairment

The Company completed interim impairment assessments for its indefinite- and finite-lived intangible assets for the interim periods ended March 31, 2022 and June 30, 2022, following the identification of triggering events, in addition to its annual impairment assessment performed as of December 31, 2022.

As a result of these assessments, the Company determined the carrying value of its rFactor 2 trade, Le Mans Gaming License and rFactor 2 software technology exceeded their respective fair values, recognizing impairment losses of $2.1 million, $1.1 million and $1.3 million, respectively, for the interim period ended March 31, 2022. For the interim period June 30, 2022, the Company recognized additional impairment losses of $0.1 million related to the rFactor 2 trade name. An additional $0.2 million of impairment losses with respect of the rFactor 2 trade name was recognized at the annual impairment assessment date of December 31, 2022.

For the three months ended March 31, 2022 interim impairment review, the primary triggers were changes made to the Company’s product roadmap in the first quarter of the fiscal year ending December 31, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of the Company’s market capitalization which had reduced significantly since December 31, 2021. These changes were made by the Company to better align the product roadmap with the Company’s ability to produce and release high quality games.

For the three months ended June 30, 2022 interim impairment review, the primary triggers were the ongoing reduction in the Company’s share price, the receipt of a deficiency letter notice from NASDAQ and the Company’s ongoing uncertain liquidity position. No indicators of impairment were identified as of September 30, 2022. The interim period impairment assessments indicated that the carrying value of the rFactor 2 trade name and Le Mans video gaming license indefinite-lived intangible assets, as well as its rFactor 2 finite-lived technology, were lower than their respective carrying values.

As of December 31, 2022, the Company performed its annual indefinite-lived and finite-lived intangible asset impairment reviews, electing to bypass the optional qualitative assessment and performed quantitative impairment assessments for all of its indefinite-lived and finite-lived intangible assets.

The Company determined the fair value of its indefinite-lived intangible assets using a relief-from-royalty method for the trade name, a discounted cash flow valuation model for the Le Mans Gaming License and a cost to recreate valuation model for the finite-lived technology intangible asset. For all impairment assessments performed, the impairment loss for indefinite- and finite-lived intangible assets was primarily driven by a reduction in expected future revenues, following changes to the Company’s product roadmap, as well as changes to the discount rates applied, royalty rates and technological obsolescence assumptions used in the valuation models. The principal assumptions used in each of the relief-from-royalty method assessments used to determine the fair value of the rFactor 2 trade name consisted of forecasted revenues, royalty rate and weighted average cost of capital (i.e., the discount rate), while the principal assumptions used in each of the discounted cash flow valuation models used to value the Le Mans Gaming License were forecasted revenues and weighted average cost of capital. The principal assumptions used determining the fair value of the finite-lived technology intangible asset were number of production hours, cost per hour and technological obsolescence. The Company considers these assumptions to be judgmental and subject to risk and uncertainty, which could result in further changes in subsequent periods.

The impairment loss is presented as impairment of intangible assets in the consolidated statements of operations.

The following is a summary of intangible assets as of December 31, 2022 and 2021:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreement (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2021	$891,999	$2,810,000	$2,340,000	$560,000	$-	$-	$(1,843,547)	$4,758,452
Additions	6,363,818	-	8,521,000	-	3,175,928	273,000	-	18,333,746
Impairment	-	-	-	-	(317,113)	-	-	(317,113)
Amortization	-	-	-	-	-	-	(1,568,652)	(1,568,652)
Foreign currency translation adjustment	(57,454)	-	(496,459)	-	(186,234)	(15,470)	34,993	(720,624)
Balance as of December 31, 2021	7,198,363	2,810,000	10,364,541	560,000	2,672,581	257,530	(3,377,206)	20,485,809
Additions	-	-	-	-	-	-	-	-
Impairment	-	(1,107,054)	(1,320,993)	-	(2,400,431)	-	-	(4,828,478)
Amortization	-	-	-	-	-	-	(1,728,955)	(1,728,955)
Foreign currency translation adjustment	-	(156,301)	(386,706)	-	(59,965)	(14,287)	49,113	(568,146)
Balance as of December 31, 2022	$7,198,363	$1,546,645	$8,656,842	$560,000	$212,185	$243,243	$(5,057,048)	$13,360,230
Weighted average remaining amortization period at December 31, 2022	-	-	4.3	-	-	1.2	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2021	$686,012	$597,535	$560,000	$-	$1,843,547
Amortization expense	226,873	1,278,633	-	63,146	1,568,652
Foreign currency translation adjustment	(625)	(32,452)	-	(1,916)	(34,993)
Balance as of December 31, 2021	912,260	1,843,716	560,000	61,230	3,377,206
Amortization expense	233,750	1,416,273	-	78,933	1,728,956
Foreign currency translation adjustment	-	(47,854)	-	(1,260)	(49,114)
Balance as of December 31, 2022	$1,146,010	$3,212,135	$560,000	$138,903	$5,057,048

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter, excluding future amortization on non-amortizing finite-lived intangible assets of $3.5 million, is as follows:

For the Years Ending December 31,	Total
2023	$1,646,819
2024	1,633,194
2025	1,451,629
2026	1,204,842
2027	388,890
Thereafter	1,818,823
$8,144,197

NOTE 6 - GOODWILL

The carrying amount of goodwill attributable to our Gaming and esports reporting units and the changes in such balances during the years ended December 31, 2022 and 2021 were as follows:

	Games	Esports	Total
Balance as of January 1, 2021
Goodwill	$137,717	$-	$137,717

	137,717	-	137,717
Goodwill attributable to Le Mans Esports Series Ltd	-	65,221	65,221
Goodwill attributable to Studio397	4,960,727	-	4,960,727
Foreign currency translation adjustment	(295,562)	(638)	(296,200)
Balance as of December 31, 2021
Goodwill	4,802,882	64,583	4,867,465

Impairment loss	(4,723,687)	(64,583)	(4,788,270)
Foreign exchange	(79,195)	-	(79,195)
Balance as of December 31, 2022
Goodwill	4,723,687	64,583	4,788,270
Accumulated impairment loss	(4,723,687)	(64,583)	(4,788,270)
	$-	$-	$-

The Company identified triggering events on March 31, 2022 that indicated its goodwill associated with the acquisition of Studio397 B.V. (“Studio397”) was at risk of impairment and as such, performed a quantitative impairment assessment to determine whether the fair value of the associated reporting unit exceeded its fair value. The primary triggers for the impairment review were changes made to Motorsport Games’ product roadmap during the three months ended March 31, 2022, which resulted in changes to the scope and timing of certain product releases, as well as changes in the value of Motorsport Games’ market capitalization which had reduced significantly subsequent to December 31, 2021, the date of the last impairment assessment.

As a result of the March 31, 2022 interim impairment assessment, the Company determined the carrying value of its Gaming reporting unit exceeded its fair value and the associated goodwill was fully impaired. Impairment losses of approximately $4.8 million have been recorded during the year ended December 31, 2022, reducing the carrying value of the Company’s goodwill to $0. As such, no further impairment assessments have been completed subsequent to the March 31, 2022 interim assessment.

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

The impairment loss is presented as impairment of goodwill in the consolidated statements of operations.

NOTE 7 - LEASES

The Company’s operating leases primarily relate to real estate, which include office space in the U.S., the U.K., Australia and the Republic of Georgia. The Company’s leases have established fixed payment terms that are typically subject to annual rent increases throughout the term of each lease agreement. The Company’s lease agreements have varying noncancelable rental periods and do not typically include options for the Company to extend the lease terms.

The Company’s operating leases have been presented in operating lease right of use assets, operating lease liabilities (current) and operating lease liabilities (non-current), on the Company’s consolidated balance sheets as of December 31, 2022, following the Company’s adoption of the new leasing standard on January 1, 2022. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Refer to Note 2 – Summary of Significant Accounting Policies, for further information on the adoption of ASC 842.

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

The components of lease expense were as follows:

	Consolidated Statement of Operations Classification	For the Year Ended December 31, 2022
Short-term operating lease expense	G&A	$145,326
Operating lease expense	G&A	437,312
Total lease costs		$582,638

Weighted average remaining lease terms and weighted average discount rates are as follows:

For the Year Ended December 31, 2022
Weighted-average remaining lease term - operating leases (years)	3.29
Weighted-average discount rate - operating leases	7.86%

Supplemental cash flow information related to leases is as follows:

For the Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$669,226
Right of use assets obtained in exchange for new lease obligations	$1,266,825

As of December 31, 2022, maturities related to lease liabilities were as follows:

Operating Leases
2023	$432,978
2024	343,826
2025	179,028
2026	72,144
2027	48,975
Thereafter	-
Total lease payments	$1,076,951
Less effects of imputed interest	(79,125)
Present value of lease liabilities	$997,826

New lease agreements

On February 8, 2022, the Company entered into a new lease agreement with Lemon City Group, LLC, an entity affiliated with our majority shareholder, Motorsport Network, for office space located in Miami, Florida (the “New Lemon City Lease”). The term of this new lease was 5 years, which commenced April 1, 2022 and was scheduled to expire on March 31, 2027, terminable upon 60-days’ written notice, by either party, with no penalty. Concurrently with entering into the New Lemon City Lease, a previous lease agreement for office space in Miami, Florida between 704Games LLC and Lemon City Group, LLC was terminated without penalty. The base rent from the New Lemon City Lease was fixed at approximately $22,000 per month. On August 10, 2022, the Company provided written notice to terminate the New Lemon City Lease in accordance with the terms of the lease agreement, without penalty, resulting in a lease modification and the remeasurement of the lease liability and right-of-use asset balances associated with the modified lease which terminated on October 9, 2022. No gain or loss was recognized within the consolidated statement of operations as a result of the lease modification.

On November 1, 2022 the Company entered into a new lease agreement with Lisi Side LTD (“Lisi”) for office space located in Tbilisi, Republic of Georgia (the “Tbilisi Lease”). The leased space is for use by the Company’s product development personnel. The term of the lease is 5 years, which commenced on November 30, 2022, and calls for monthly payments of $4,897 per month in arrears. The Tbilisi Lease can be terminated by the Company upon 90 days written notice with no penalty or in the event of Lisi’s breach of contract to the Tbilisi Lease, where such breach has not been cured for more than 15 days from the Company’s written notice of such breach. The Tbilisi Lease does not contain any options for extension, however, the agreement allows modification at any time by written agreement between the Company and Lisi.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2022	2021
Accrued royalties	$274,085	$1,694,011
Accrued professional fees	693,803	80,909
Accrued consulting fees	26,667	106,006
Accrued development costs	172,164	968,007
Esports prize money	125,202	168,959
Accrued taxes	149,842	31,491
Accrued payroll	372,358	235,224
Deferred revenue	311,945	523,796
Loss contingency reserve (see Note 13)	1,100,000	-
Accrued other	190,358	239,664
Total	$3,416,424	$4,048,067

NOTE 9 – RELATED PARTY LOANS

On April 1, 2020, the Company entered into a promissory note (the “12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10 million at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10 million to $12 million, with no changes to the other terms. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable.

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

During the year ended December 31, 2022, the Company was not required to make any repayments to Motorsport Network under the September 2022 Cash Advance or the $12 million Line of Credit. As of December 31, 2022, the Company owed approximately $3.8 million of principal and accrued interest on the $12 million Line of Credit, compared with approximately $0 as of December 31, 2021. On January 30, 2023 and February 1, 2023, the Company entered into certain debt-for-equity exchange agreements with Motorsport Network pursuant to which the entire outstanding amount due under the $12 million Line of Credit was cancelled in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock issued to Motorsport Network. See Note 17 – Subsequent Events for further information.

Given the state of the financial markets, the Company continues to assess its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network may not fulfill the Company’s future borrowing requests.

During both the year ended December 31, 2022 and 2021, the Company recorded related party interest expense of $0.1 million.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

In January 2020, the Company entered into a three-year services agreement (the “Services Agreement”) with Motorsport Network, pursuant to which Motorsport Network will provide exclusive legal, development and accounting services on a full-time basis to support the Company’s business functions. The Services Agreement can be extended by mutual agreement and may be terminated by either party at any time. Pursuant to the Services Agreement, the Company is required to pay monthly fees to Motorsport Network as follows: (i) $5,000 for legal services, (ii) $2,500 for accounting services and (iii) on an hourly, per use basis, from $15 to $30 per hour for development services. On March 23, 2023, the Company entered into a new services agreement with Motorsport Network. See Note 17 – Subsequent Events for additional information.

As of December 31, 2022 and 2021, there was approximately $90,000 and $25,000, respectively, related to the Services Agreement included within due to related parties on the consolidated balance sheets.

On February 8, 2022, the Company entered into the New Lemon City Lease with Lemon City Group, LLC, an entity affiliated with our majority shareholder, Motorsport Network, for office space located in Miami, Florida, which was subsequently terminated on August 10, 2022, effective on October 9, 2022. See Note 7 – Leases for further information.

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of December 31, 2022 and 2021. Specifically, the Company owed approximately $0.8 million to its related parties as a related party payable and was due approximately $0.2 million from its related parties as a related party receivable as of December 31, 2022. For the year ended December 31, 2021, the Company owed approximately $0.1 million to its related parties as a related party payable and was due approximately $0.1 million from its related parties as a related party receivable. During the years ended December 31, 2022 and 2021, approximately $0.2 million and $0.3 million, respectively, has been paid to related parties in settlement of related party payables.

NOTE 11 – STOCKHOLDERS’ EQUITY

Corporate Conversion

On January 8, 2021, Motorsport Gaming converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. Following the corporate conversion, Motorsport Games held all the property and assets, and assumed all the debts and obligations, of Motorsport Gaming by operation of law upon such corporate conversion.

Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming, Motorsport Network, converted into an aggregate of (i) 700,000 shares of Class A common stock of Motorsport Games, with 1 vote per share, and (ii) 700,000 shares of Class B common stock, with 10 votes per share, of Motorsport Games, after giving effect for the 1-10 reverse stock split that was completed on November 10, 2022. The converted stock represented all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Motorsport Network is the only holder of shares of the Company’s Class B common stock and does not have any transfer, conversion, registration or economic rights with respect to such shares of Class B common stock.

Initial Public Offering

On January 15, 2021, the Company completed its initial public offering of 345,000 shares of its Class A common stock at a price to the public of $200.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 45,000 shares of the Company’s Class A common stock, after giving effect for the 1-10 reverse stock split that was completed on November 10, 2022. The net proceeds to the Company from the initial public offering were $63,074,128, after deducting underwriting discounts and commissions and offering expenses paid by the Company during 2020 and 2021.

Reverse Stock Split

On November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse stock split of the Company’s issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10.

Stock Warrants

As of December 31, 2022 and 2021, 704Games has outstanding ten-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of December 31, 2022, the warrants had no intrinsic value and a remaining contractual term of 2.8 years.

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

Stock Purchase Commitment Agreement

On December 9, 2022, the Company entered into a stock purchase commitment agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), which provides that the Company may sell to Alumni Capital up to $2,000,000 of shares (the “commitment amount”) of the Company’s Class A common stock, through the commitment period expiring on December 31, 2023, or earlier if the commitment amount is reached. Furthermore, the Company has an option to increase the commitment amount up to $10,000,000 of shares of the Company’s Class A common stock. The Alumni Purchase Agreement provides that the aggregate number of shares issued to Alumni Capital cannot exceed 373,284 shares of Class A common stock, subject to adjustment, which is equal to approximately 19.99% of the shares of the Company’s Class A and Class B common stock combined (the “Exchange Cap”), unless shareholder approval is obtained. In all instances, the Company may not sell shares of its Class A common stock to Alumni Capital and its affiliates under the Alumni Purchase Agreement if it would result in Alumni Capital beneficially owning more that 9.99% of the Company’s outstanding shares of Class A common stock.

As consideration for Alumni Capital’s commitment to purchase the shares of the Company’s Class A common stock, a commitment fee of two percent of the commitment amount was issued to Alumni Capital in shares of the Company’s Class A common stock (the “initial commitment shares”). Upon execution of the Alumni Purchase Agreement, the Company issued 7,576 initial commitment shares of the Company’s Class A common stock with a fair market value of $40,000. In the event the Company exercises its option to increase the commitment amount, the Company is obligated to issue additional commitment shares of the Company’s Class A common stock, equal to two percent of such increase in the commitment amount. As of December 31, 2022, the Company has not exercised the option to increase the commitment amount.

On December 12, 2022, the Company issued 8,877 shares of the Company’s Class A common stock to Alumni Capital under the Alumni Purchase Agreement, with a fair market value of $39,475. As of December 31, 2022, the remaining commitment amount under the Alumni Purchase Agreement amounted to $1,960,525. See Note 17 – Subsequent Events for information regarding additional issuances to Alumni Capital under the Alumni Purchase Agreement after December 31, 2022.

NOTE 12 – SHARE-BASED COMPENSATION

Summary of Plans and Plan Activity

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of December 31, 2022, 50,506 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

In conjunction with the Company’s initial public offering, the Company granted an aggregate of 33,063 shares of Class A common, with an aggregate grant date fair value of $661,266. These shares were primarily awarded to a third-party consultant, with a portion allocated to the Company’s Chief Executive Officer and three of its directors. The grant date fair value of these shares was recognized as stock-based compensation expense on the date of grant as the awards were fully vested on such date.

The Company issued stock options under its MSGM 2021 Stock Plan during the fiscal years ended December 31, 2022, and 2021. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, notably awards made to the Company’s Chief Executive Officer in conjunction with the Company’s initial public offering that vested immediately, as well as those made to Motorsport Game’s directors that vested on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

Fair Value Valuation Assumptions

The fair value of the stock options and stock appreciation rights are estimated using the Black-Scholes option pricing model. The estimation of fair value for these awards is affected by subjective and complex variables, which are typically based on historical information. Judgment is required to determine if historical trends are indicators of future outcomes.

Key assumptions of the Black-Scholes option pricing model are the risk-free interest rate, expected volatility, expected term and expected dividends. The Company determined the risk-free interest rate using U.S. Treasury yields in effect at the time of the grant that matched the expected term of the options. Expected volatility is based on a combination of historical stock price volatility, as well as implied volatilities, of comparable publicly traded companies with operations similar to Motorsport Games over a 10-year period, consistent with the contractual term of the options. The Company calculated the expected term using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin, topic 14 (“SAB Topic 14”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. The dividend yield was zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Share-based compensation expense recognized is based on awards ultimately expected to vest and therefore has been reduced for actual forfeitures occurring within the period.

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility:

	For the Year Ended December 31,
	2022	2021
Risk-free interest rate	0.48 – 1.76%	0.48 - 1.09%
Expected volatility	50 – 70%	50 - 65%
Weighted-average volatility	60%	60%
Expected term	5 – 6 years	5 - 6 years
Expected dividends	None	None
Weighted-average grant date fair value per share	$64.29	$96.43

Stock Options

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2021:

	Options	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	-	$-
Granted	57,357	203.50
Exercised	-	-
Forfeited, cancelled or expired	(2,297)	200.00
Outstanding as of December 31, 2021	55,060	$203.60	9.14	$-
Vested and expected to vest	55,060	$203.60	9.14	$-
Exercisable as of December 31, 2021	20,543	$200.40	9.04	$-

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2022:

	Options	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	55,060	$203.60
Granted	61,646	46.78
Exercised	-	-
Forfeited, cancelled or expired	(42,421)	63.89
Outstanding as of December 31, 2022	74,285	$153.25	8.44	$-
Vested and expected to vest	74,285	$153.25	8.44	$-
Exercisable as of December 31, 2022	31,440	$201.55	8.14	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price as of December 31, 2022 and 2021, which would have been received by the option holders had all the option holders exercised their options as of those dates. There were no stock options exercised during the years ended December 31, 2022, and 2021. The Company issues new Class A common stock from its authorized shares upon the exercise of stock options.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock option awards included in our Consolidated Statement of Operations:

	For the Year Ended December 31,
	2022	2021
General and administrative	$670,080	$9,500,265
Sales and marketing	10,648	126,272
Development	33,795	100,125
Stock-based compensation expense	$714,523	$9,726,662

As of December 31, 2022, the unrecognized compensation cost related to stock options was $756,317 which will be recognized over approximately 2.0 years.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2022 and 2021, the Company has recorded approximately $1.1 million and $0 for loss contingencies, respectively.

As previously disclosed, on February 11, 2021, HC2 Holdings 2 Inc. (now known as Innovate 2) and Continental General Insurance Company, former minority stockholders of 704Games, filed a complaint in the U.S. District Court for the District of Delaware against the Company, the Company’s Chief Executive Officer and Executive Chairman, the Company’s Chief Financial Officer, and the manager of Motorsport Network. The complaint was later amended and added Leo Capital Holdings LLC as an additional plaintiff and the controller of Motorsport Network as an additional individual defendant. The complaint alleges, among other things, purported misrepresentations and omissions concerning 704Games’ financial condition made in connection with the Company’s purchase of these minority shareholders’ interest in 704Games in August and October 2021. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder; Section 20(a) of the Exchange Act; Section 20A of the Exchange Act; breach of the Company’s obligations under the Stockholders’ Agreement dated August 14, 2018; fraudulent inducement; breach of fiduciary duties; and unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on the date of plaintiffs’ sale and the purchase price that was paid, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ complaint. On March 28, 2022, the court entered an order denying the motion to dismiss. As of December 31, 2022, the Company has accrued $1.1 million in loss contingencies as it relates to this case, which represents the Company’s probable reasonable estimable exposure. As of December 31, 2021, the Company had not accrued any amounts for contingencies.   See Note 17 – Subsequent Events for additional information regarding a settlement agreement entered into among the Company, the other defendants and Continental in January 2023.

On March 22, 2021, the Company entered into a binding term sheet (as amended, the “Digital Tales Term Sheet”) with EleDa s.r.l. (“EleDa”) in connection with a contemplated acquisition by the Company of the shares of Digital Tales USA, LLC, a Florida limited liability company. The Digital Tales Term Sheet expired on September 30, 2021, and the Company and EleDa did not consummate any transaction by such date, nor does the Company expect to complete any such transaction. On September 29, 2021, EleDa filed a complaint in the Eleventh Judicial Circuit Court of Florida against the Company and its Chief Executive Officer relating to the expiration of the Digital Tales Term Sheet, without having consummated any transaction. In November 2021, the Company filed a motion to dismiss the plaintiffs’ complaint and EleDa filed an amended complaint on February 2, 2022. The Company filed a motion to extend case management deadlines on March 2, 2022. The Company subsequently   completed an out of court settlement with the plaintiff in April 2022, paying EleDa $325,000 as consideration for a full release and dismissal of all claims.

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

On January 25, 2021, the Company entered into the Le Mans Amendment that increased the Company’s ownership interest in the joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately   $8,530,000 USD as of December 31, 2022) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. See Note 3 – Acquisitions for additional information.

Epic Lease Agreement

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

In exchange for the license, the agreement required the Company to pay Epic an initial license fee of $40,000, which was paid during the year ended December 31, 2020. An additional $100,000 was paid during the year ended December 31, 2021 to add the Xbox and PlayStation platforms to the license. The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the year ended December 31, 2022, Epic earned royalties of approximately $163 thousand    under the agreement. During a two-year support period, Epic will use commercially reasonable efforts to provide the Company with updates to the Unreal Engine 4 and technical support. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Minimum Royalty Guarantees

The Company is required to make certain minimum royalty guarantee payments to third-party licensors, arising primarily from its NASCAR, INDYCAR and BTCC licenses, Le Mans Video Gaming License and Le Mans Esports License. These minimum royalty guarantee payments apply throughout the duration of the licensing agreements, which expire between fiscal years ending December 31, 2024 and 2032, and give rise to a commitment of approximately $28.3 million, in the aggregate, for the duration of these arrangements. The Company made $2.5 million in cash payments in order to comply with the license agreements’ minimum royalty guarantees during the fiscal year ending December 31, 2022.

Purchase Commitment Liabilities

Pursuant to the Second SPA Amendment, the payment terms with respect to the remaining Deferred Payment amount of $2.2 million under the SPA were amended to consist of installments of: $330,000 paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining deferred payment is satisfied. The remaining balance of the Deferred Payment as of December 31, 2022 was $1,470,000 with unpaid accrued interest of approximately $115,000. See Note 3 – Acquisitions for additional details.

NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company establishes valuation allowances against its net deferred tax assets when it is more likely than not that the benefits will not be realized in the foreseeable future.

The components of deferred tax assets and liabilities consist of the following at December 31, 2022 and 2021:

	2022	2021
Assets:
Net operating loss carryforwards	$11,151,879	$5,756,658
Bad debts	1,026,632	1,312,332
Stock options	747,561	684,238
Charitable contribution carryforward	18,841	17,032
Goodwill	1,175,796	11,268
Unrealized gain	254,844
Other intangible assets	1,067,565
Other assets	33,869	44,667
Total Assets	15,476,987	7,826,195
Liabilities:
Depreciable assets	19,669	21,135
Other intangible assets	-	590,692
Total Liabilities	19,669	611,827

Net asset before valuation allowance	15,457,318	7,214,368
Valuation allowance	(15,457,318)	(7,214,368)
Net deferred tax (liability) asset	$-	$-

A reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Federal statutory income tax benefit	21.00%	21.00%
State income taxes, net of federal income tax benefit	4.50%	5.50%
IPO & Acquisition Costs	0.00%	(6.99%)
Permanent differences and other	(0.18%)	(1.75%)
Change in valuation allowance	(22.55%)	(17.54%)
Other adjustments	(2.77%)	(0.21%)
Effective income tax rate	0.00%	0.00%

At December 31, 2022, the Company had United States federal net operating loss (“NOL”) carryforwards available to reduce future taxable income in the amount of $43 million, which do not expire due to changes made by the Tax Cuts and Jobs Act (TCJA). As a result of the 704Games, LLC acquisition during the 2018 tax year, certain pre-change federal and state net operating losses were limited under Section 382 of the Internal Revenue Code and were subject to a valuation allowance to the extent they are not expected to be realized in the foreseeable future.

In assessing whether the Company’s deferred tax assets will be realized, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the ability to generate future taxable income (including reversals of deferred tax liabilities) during periods in which temporary differences become deductible. A valuation allowance was recognized as of December 31, 2022, as management concluded that is not more likely than not that the Company will generate sufficient future income to utilize the NOL carryforward and realize the deferred tax assets.

We do not have any unrecorded unrecognized tax positions (“UTPs”) as of December 31, 2022. While we currently do not have any UTPs, it is foreseeable that the calculation of our tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, we would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, we would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. We recognize and include interest and penalties accrued on uncertain tax positions as a component of income tax expense.

The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments. The Company is not currently under any income tax audits or examinations, however, the tax years 2019-2022 remain open for examination.

NOTE 15 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Year Ended
	December 31,
Customer	2022	2021
Customer A	* %	28.11%
Customer B	22.47%	22.36%
Customer C	17.38%	21.50%
Customer D	21.30%	10.79%
Total	61.15%	82.76%

*	Less than 10%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	December 31,
Customer	2022	2021
Customer A	50.54%	51.92%
Customer B	11.17%	17.68%
Customer C	15.22%	* %
Customer D	13.10%	* %
Total	90.03%	69.60%

A reduction in sales from or loss of these customers, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Year Ended
	December 31,
Supplier	2022	2021
Supplier A	16.21%	30.89%
Supplier B	* %	13.13%
Supplier C	23.18%	* %
Total	39.39%	44.02%

*	Less than 10%.

NOTE 16 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2022 and 2021 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s CODM has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

Segment operating profit is determined based upon internal performance measures used by the CODM. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

Segment information available with respect to these reportable business segments was as follows:

	For the Year Ended December 31,
	2022	2021
Revenues:
Gaming	$9,144,639	$14,267,735
Esports	1,179,920	807,795
Total Revenues	$10,324,559	$15,075,530

Cost of Revenues:
Gaming	$4,080,724	$7,041,579
Esports	879,593	487,576
Total Cost of Revenues	$4,960,317	$7,529,155

Gross Profit:
Gaming	$5,063,915	$7,226,156
Esports	300,327	320,219
Total Gross Profit	$5,364,242	$7,546,375

Loss From Operations:
Gaming	$(33,295,840)	$(33,802,804)
Esports	(1,730,564)	(723,854)
Total Loss From Operations	$(35,026,404)	$(34,526,658)

Depreciation and Amortization:
Gaming	$385,426	$269,180
Esports	34,711	11,012
Total Depreciation and Amortization	$420,137	$280,192

Interest Expense, net:
Gaming	$(1,148,204)	$(504,156)
Esports	-	-
Total Interest Expense, net	$(1,148,204)	$(504,156)

Gain Attributable to Equity Method Investment:
Gaming	$-	$1,370,837
Esports	-	-
Total Gain Attributable to Equity Method Investment	$-	$1,370,837

Other Expense, net:
Gaming	$(652,338)	$(8,469)
Esports	(13,508)	(36,299)
Total Other Expense, net:	$(665,846)	$(44,768)

Net Loss:
Gaming	$(35,096,382)	$(32,944,592)
Esports	(1,744,072)	(760,153)
Total Net Loss	$(36,840,454)	$(33,704,745)

	December 31, 2022	December 31, 2021
Total Assets:
Gaming	$16,315,359	$47,511,471
Esports	2,582,433	3,191,732
Total Assets	$18,897,792	$50,703,203

NOTE 17 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the consolidated financial statements or notes.

On January 11, 2023, in connection with the February 11, 2021 HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company is obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and is obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million is paid in full. As of March 24, 2023, all required payments under the settlement agreement have been made.

On January 6, 2023, pursuant to the Alumni Purchase Agreement, the Company issued 90,415 shares of the Company’s Class A common stock to Alumni Capital, with an approximate fair market value of $0.4 million. On January 19, 2023, the Company issued an additional 40,752 shares of the Company’s Class A common stock to Alumni Capital, with an approximate fair market value of $0.15 million. On January 27, 2023, the Company issued a further 44,000 shares of the Company’s Class A common stock to Alumni Capital, with an approximate fair market value of $0.1 million. As of the date these consolidated financial statements were issued, the remaining commitment amount under the Alumni Purchase Agreement amounted to approximately $1.3 million.

On January 30, 2023, the Company entered into a debt-for-equity exchange agreement with Motorsports Network, where the Company issued to Motorsport Network 338,983 shares of the Company’s Class A common stock with an approximate fair market value of $1 million, representing a portion of the Company’s outstanding debt (including the principal and unpaid interest) under the $12 million Line of Credit. On February 1, 2023, the Company entered into a second debt-for-equity exchange agreement with Motorsports Network, where the Company issued to Motorsport Network 441,402 shares of the Company’s Class A common stock with an approximate fair market value of $2.9 million, representing the Company’s remaining debt outstanding (including the principal and unpaid interest) under the $12 million Line of Credit. The shares of the Company’s Class A common stock issued to Motorsport Network on January 30, 2023, and February 1, 2023 under the debt-for-equity exchange agreements were issued in consideration for the cancellation of all amounts outstanding under the $12 million Line of Credit.

On February 1, 2023, the Company issued 183,020 shares of the Company’s Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $3.9 million (the “$3.9 million RDO”), before deducting placement agent fees and other offering expenses payable by the Company. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the $3.9 million RDO, pursuant to the engagement letter with the Company, dated as of January 9, 2023. In connection with the $3.9 million RDO, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $50,000 and closing fees of $15,950. The Company has also issued to Wainwright warrants to purchase up to 10,981 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $3.9 million RDO, at an exercise price of $26.75 per share and will expire five years from the closing of the $3.9 million RDO.

On February 2, 2023, the Company issued 144,366 shares of the Company’s Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $3.4 million (the “$3.4 million RDO”), before deducting placement agent fees and other offering expenses payable by the Company. Wainwright acted as the exclusive placement agent for the $3.4 million RDO. In connection with the $3.4 million RDO, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. The Company has also issued to Wainwright warrants to purchase up to 8,662 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $3.4 million RDO, at an exercise price of $29.375 per share and will expire five years from the closing of the $3.4 million RDO.

On February 3, 2023, the Company issued 232,188 shares of the Company’s Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $4.0 million (the “$4.0 million RDO”), before deducting placement agent fees and other offering expenses payable by the Company. Wainwright acted as the exclusive placement agent for the $4.0 million RDO. In connection with the $4.0 million RDO, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. The Company has also issued to Wainwright warrants to purchase up to 13,931 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $4.0 million RDO, at an exercise price of $21.738 per share and will expire five years from the closing of the $4.0 million RDO.

The net proceeds from the $3.9 million RDO on February 1, 2023, the $3.4 million RDO on February 2, 2023, and $4.0 million RDO on February 3, 2023, are intended for use in the development of multiple games, working capital and general corporate purposes.

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Motorsport Network (the “New Services Agreement”), following the expiration of the Services Agreement. Pursuant to the New Services Agreement, Motorsport Network will provide management, operational (including by employing and assigning the applicable personnel to perform relevant management and/or operational functions), accounting, payroll, employee benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the New Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then-current term. The New Services Agreement may be terminated by either party at any time with a 60-day prior notice. Pursuant to the New Services Agreement, the Company is required to pay a monthly fee to Motorsport Network of $17,500.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

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

Our management, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded we did not maintain effective internal control over financial reporting as of December 31, 2022 because of the material weaknesses identified below.

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

We did not maintain effective controls over (i) the documentation of significant accounting positions, estimates and conclusions that were not contemporaneously formalized and reviewed independently of the preparer, (ii) the segregation of duties and (iii) we did not design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities. These material weaknesses could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified in subclauses (i) and (ii) above were previously described in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2020 and 2021.

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

Steps taken to remediate these material weaknesses include the implementation of formal policies, procedures and controls, including activities designed to evaluate the reliability of critical spreadsheets and system generated reports, establishment and operation of a Disclosure Committee and the roll-out of a Delegation of Authority Matrix that will help to identify and maintain appropriate segregation of duties across financially significant processes. We have taken measures to implement formal independent review processes and minimum documentation requirements fpr significant accounting positions and management estimates, including consideration of underlying assumptions and judgments, where applicable, that are used in the financial statement preparation and reporting process. In addition, the Company has hired additional qualified finance and accounting personnel, including the hiring of a new Chief Financial Officer with SEC reporting experience.

The Company continues to evaluate the design and operating effectiveness of internal controls across various business processes and accordingly, our management plans to continue its efforts to remediate the identified material weaknesses and remains committed to improving our internal control processes, activities and resolving identified deficiencies.

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the fourth quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 23, 2023 (but effective as of January 1, 2023), we entered into a new Backoffice Services Agreement with Motorsport Network (the “New Services Agreement”), following the expiration of the Services Agreement. Pursuant to the New Services Agreement, Motorsport Network will provide accounting and other back-office services on a full-time basis to support the Company’s business functions. The term of the New Services Agreement is 12 months from the effective date of such agreement. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then-current term. The New Services Agreement may be terminated by either party at any time with a 60-day prior notice. Pursuant to the New Services Agreement, the Company is required to pay a monthly fee to Motorsport Network of $17,500.

The foregoing description of the New Services Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the New Services Agreement, a copy of which is attached hereto as Exhibit 10.1.1 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed within 120 days after our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Report are filed as a part of this Report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Motorsport Gaming US LLC	S-1/A	333-251501	2.1	1/11/21

2.2	Delaware Certificate of Conversion	S-1/A	333-251501	2.2	1/11/21

2.3	Florida Articles of Conversion	S-1/A	333-251501	2.3	1/11/21

2.4	Stock Purchase Agreement, dated August 14, 2018, by and between 704Games Company and Motorsport Gaming US LLC	S-1	333-251501	2.4	12/18/20

2.5	Plan of Merger, dated as of April 16, 2021, between 704Games Company and 704 Games LLC	8-K	001-39868	2.1	4/20/21

3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

3.3	Certificate of Merger of 704Games LLC	8-K	001-39868	3.1	4/20/21

4.1	Form of Class A common stock Certificate	S-1	333-251501	4.1	12/18/20

4.2	Description of Motorsport Games Inc.’s Securities Registered under Section 12 of the Exchange Act					X

4.3	Form of Wainwright Warrant	8-K	333-251501	4.1	2/2/23

10.1	Services Agreement, dated January 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.1	12/18/20

10.1.1	Backoffice Services Agreement, dated March 23, 2023 (but effective as of January 1, 2023), by and between Motorsport Network, LLC and Motorsport Games Inc.					X

10.2.1	Exclusive Promotion Agreement, dated August 3, 2018, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.2.1	12/18/20

10.2.2	Amendment to Exclusive Promotion Agreement, effective as of December 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.2.2	12/18/20

10.3	Promissory Note, dated April 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.3	12/18/20

10.4	Stockholders’ Agreement, dated August 14, 2018, by and among Gaming Nation Inc., PlayFast Games, LLC, Leo Capital Holdings, LLC, HC2 Holdings 2, Inc., Continental General Insurance Company, Motorsport Gaming US LLC and 704Games Company	S-1	333-251501	10.4	12/18/20

10.5	Joint Venture Agreement, dated March 15, 2019, by and among Automobile Club de l’Ouest, Motorsport Gaming US LLC and Le Mans Esports Series Limited	S-1	333-251501	10.5	12/18/20

10.5.1	Amendment No.1, dated January 25, 2021, to Joint Venture Agreement, dated March 15, 2019, between Motorsport Games Inc. and Automobile Club de l’Ouest	8-K	001-39868	10.1	1/27/21

10.6.1	Limited Liability Company Agreement of Racing Pro League, LLC, effective March 1, 2019	S-1	333-251501	10.6.1	12/18/20

10.6.2	Amendment to Limited Liability Company Agreement, dated December 11, 2020	S-1	333-251501	10.6.2	12/18/20

10.7.1*	License Agreement, dated February 11, 2020, by and between National Association for Stock Car Auto Racing, LLC and Racing Pro League, LLC	S-1	333-251501	10.7.1	12/18/20

10.7.2	Amendment to License Agreement, dated December 11, 2020, by and between National Association for Stock Car Auto Racing, LLC and Racing Pro League, LLC	S-1	333-251501	10.7.2	12/18/20

10.8.1*	Second Amended and Restated Distribution and License Agreement, dated January 1, 2019, by and between 704Games Company and NASCAR Team Properties	S-1	333-251501	10.8.1	12/18/20

10.8.2	Amendment to Second Amended Distribution and License Agreement, dated November 30, 2020, by and between 704Games Company and NASCAR Team Properties	S-1	333-251501	10.8.2	12/18/20

10.9*	License Agreement, dated May 29, 2020, by and between BARC (TOCA) Limited and Motorsport Gaming US LLC	S-1	333-251501	10.9	12/18/20

10.10.1*	Distribution Agreement, dated April 18, 2016, by and between U&I Entertainment, LLC and 704Games Company LLC	S-1	333-251501	10.10.1	12/18/20

10.10.2	Amendment to Distribution Agreement, dated November 23, 2020, by and between U&I Entertainment, LLC and 704Games Company	S-1	333-251501	10.10.2	12/18/20

10.11.1+	Employment Agreement, effective as of January 1, 2020, by and between Motorsport Gaming US LLC and Dmitry Kozko	S-1	333-251501	10.11	12/18/20

10.11.2+	Amendment, dated June 18, 2021, to Employment Agreement, effective as of January 1, 2020, by and between Motorsport Games Inc. and Dmitry Kozko	8-K	001-39868	10.1	6/21/21

10.11.3+	Amendment to Employment Agreement, dated October 20, 2022, by and between Motorsport Games Inc. and Dmitry Kozko	8-K	001-39868	10.1	10/21/22

10.12+	Offer Letter, effective as January 3, 2020, by and between Motorsport Gaming US LLC and Jonathan New	S-1	333-251501	10.12	12/18/20

10.13.1+	Statement of Terms and Conditions of Employment, dated June 26, 2018, by and between Autosport Media UK Limited and Stephen Hood	S-1	333-251501	10.13.1	12/18/20

10.13.2+	Letter Agreement, dated April 5, 2019, by and between Autosport Media UK Limited and Stephen Hood	S-1	333-251501	10.13.2	12/18/20

10.13.3+	Statement of Terms and Conditions of Employment, dated October 1, 2020, by and between Motorsport Games Limited and Stephen Hood	S-1	333-251501	10.13.3	12/18/20

10.14.1	Promotional Services Agreement, dated July 20, 2020, by and between Motorsport Gaming US LLC and Fernando Alonso Diaz	S-1	333-251501	10.14.1	12/18/20

10.14.2	Amendment to Promotional Services Agreement, dated November 23, 2020, by and between Motorsport Gaming US LLC and Fernando Alonso Diaz	S-1	333-251501	10.14.2	12/18/20

10.15.1+	Amended and Restated Motorsport Games Inc. 2021 Equity Incentive Plan, dated November 10, 2022	8-K	001-39868	10.1	11/10/22

10.15.2+	Form of UK Approved Company Share Option Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.2	12/31/20

10.15.3+	Form of UK Motorsport Games Incentive Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.3	12/31/20

10.16+	Form of Incentive Stock Option Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.16	12/18/20

10.17+	Form of Restricted Stock Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.17	12/18/20

10.18	Grant of the Right of First Refusal, dated May 19, 2020, by and between Motorsport Gaming US LLC and Luminis International B.V.	S-1	333-251501	10.18	12/18/20

10.19*	Software Development and License Agreement, dated May 19, 2020, by and between Motorsport Gaming US LLC and Studio397 B.V.	S-1	333-251501	10.19	12/18/20

10.20*	License Agreement, dated August 11, 2020, by and between Epic Games International S.à.r.l. and MS Gaming Development LLC	S-1	333-251501	10.20	12/18/20

10.21*	Xbox Console Publisher License Agreement, by and between Microsoft Corporation and 704Games Company	S-1	333-251501	10.21	12/18/20

10.22*	PlayStation Global Developer and Publisher Agreement, by and among Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment Europe Ltd. and 704Games Company	S-1	333-251501	10.22	12/18/20

10.23	Stock Purchase Agreement, dated August 18, 2020, by and among HC2 Holdings 2, Inc., Continental General Insurance Company and Motorsport Gaming US LLC	S-1	333-251501	10.23	12/18/20

10.24+	Form of Stock Option Award Agreement to Dmitry Kozko	S-1	333-251501	10.24	12/18/20

10.25	Lease Agreement, dated May 15, 2020, by and between Lemon City Group, LLC and 704Games Company	S-1	333-251501	10.25	12/18/20

10.26	Side Letter Agreement relating to Promissory Note, dated September 4, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.26	12/18/20

10.27	Stock Purchase Agreement, dated October 6, 2020, by and among Leo Capital Holdings, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.27	12/18/20

10.28	Amendment to Promissory Note, dated November 23, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.28	12/18/20

10.29*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.2	1/27/21

10.30*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.3	1/27/21

10.31*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.4	1/27/21

10.32	Asset Purchase Agreement, dated March 18, 2021, among Motorsport Games Inc., Motorsport Games Australia PTY LTD, Black Delta Trading PTY LTD, Black Delta IP PTY LTD and Black Delta Holdings PTY LTD	8-K	001-39868	10.1	3/22/21

10.33.1*	Share Purchase Agreement, dated April 1, 2021, among Motorsport Games Inc., Luminis International B.V. and Technology In Business B.V.	8-K	001-39868	10.1	4/1/21

10.33.2	Letter Agreement, dated April 22, 2022, to amend Share Purchase Agreement and Pledge of Shares among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	4/28/2022

10.33.3	Letter Agreement, dated July 21, 2022 but effective as of July 19, 2022, to further amend Share Purchase Agreement and Pledge of Shares Among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	7/22/22

10.34.1	Share Exchange Agreement, dated March 11, 2021, between Motorsport Games Inc. and PlayFast Games, LLC	8-K	001-39868	10.1	3/12/21

10.34.2	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and PlayFast Games, LLC	8-K	001-39868	10.1	4/2/21

10.35.1	Share Exchange Agreement, dated March 14, 2021, between Motorsport Games Inc. and Ascend FS, Inc.	8-K	001-39868	10.1	3/15/21

10.35.2	Amendment, dated as of April 1, 2021, to Share Exchange Agreement among Motorsport Games Inc., 704Games Company and Ascend FS, Inc.	8-K	001-39868	10.2	4/2/21

10.36*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.1	7/15/21

10.37*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.2	7/15/21

10.38	Lease Agreement, dated February 8, 2022, by and between Lemon City Group, LLC and Motorsport Games Inc.	8-K	001-39868	10.1	2/10/22

10.39	Support Agreement, dated September 8, 2022, by and between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	9/8/22

10.40+	Consulting Services Agreement, dated October 4, 2022, by and between Motorsport Games Inc. and TechCXO, LLC (John Delta)	8-K	001-39868	10.1	10/14/22

10.41+	Indemnification Agreement, dated as of November 18, 2022, between Motorsport Games Inc. and John Delta	8-K	001-39868	10.1	11/18/22

10.42	Purchase Agreement, dated as of December 9, 2022, between Motorsport Games Inc. and Alumni Capital LP	8-K	001-39868	10.1	12/9/22

10.43+	Indemnification Agreement, dated as of December 23, 2022, between Motorsport Games Inc. and Andrew Jacobson	8-K	001-39868	10.1	12/27/22

10.44+	Indemnification Agreement, dated as of January 12, 2023, between Motorsport Games Inc. and Navtej Singh Sunner	8-K	001-39868	10.1	1/13/23

10.45	Settlement Agreement, dated as of January 11, 2023, among Motorsport Games Inc., Continental General Insurance Company, Counsel to Continental and other defendants name therein	8-K	001-39868	10.1	1/18/23

10.46	Debt-For-Equity Exchange Agreement, dated as of January 30, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	1/30/23

10.47	Form of Securities Purchase Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/2/23

10.48	Debt-For-Equity Exchange Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.2	2/2/23

10.49	Form of Securities Purchase Agreement, dated as of February 2, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/3/23

10.50	Form of Securities Purchase Agreement, dated as of February 3, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/6/23

16.1	Letter from Dixon Hughes Goodman LLP to the SEC, dated September 1, 2021	8-K	001-39868	16.1	9/7/21

21.1	Subsidiaries of Motorsport Games Inc.	S-1	333-251501	21.1	12/18/20

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2023	MOTORSPORT GAMES INC.

	By:	/s/ Dmitry Kozko
Dmitry Kozko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Dmitry Kozko	Chief Executive Officer and Executive Chairman	March 24, 2023
	Dmitry Kozko	(Principal Executive Officer)

By:	/s/ Jason Potter	Chief Financial Officer	March 24, 2023
	Jason Potter	(Principal Financial and Accounting Officer)

By:	/s/ John Delta	Director	March 24, 2023
John Delta

By:	/s/ Andy Jacobson	Director	March 24, 2023
Andy Jacobson

By:	/s/ Nav Sunner	Director	March 24, 2023
Nav Sunner

