Form 10-Q
period 2023-03-31
Motorsport Games Inc.
filed 2023-05-11
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 11, 2023, the registrant had 2,698,934 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. All Class A common stock and Class B common stock share data and share-based calculations set forth in this Form 10-Q have been adjusted to reflect the registrant’s 1-for-10 reverse stock split completed on November 10, 2022 on a retroactive basis for the periods presented.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended March 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This   Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of the war between Russia and Ukraine;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of our new product launches under our updated product roadmap, such as our anticipated release of NASCAR, INDYCAR, British Touring Car Championship and Le Mans games in 2023 and 2024;

●	our intentions with respect to our mobile games, including expectations that we will continue to focus on developing and further enhancing our multi-platform games for mobile phones, as well as the anticipated timing of the release of our future mobile games;

●

our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our future plans and expectations for Traxion .GG (“Traxion”), our online destination for the virtual racing community, including with regards to its functionality and content;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on;

●	our expectation that we will be able to extend or re-negotiate our promotion agreement with Motorsport Network, LLC (“Motorsport Network”) on reasonable terms;

●	our intention to continue seeking to expand our audience base through traditional marketing and sales distribution channels including Facebook, Twitter, Twitch, YouTube and other online social networks;

ii

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as merchandising and sports betting, if the esports audience pattern continues to grow;

●	our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical than releasing a single game per year;

●	our expectation that future revenue streams will become further diversified and consist of revenues from multiple games and different franchises;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections;

●	our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend;

●	our intention to continue to look for opportunities to expand the recurring portion of our business;

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief that we will not have sufficient cash on hand to fund our operations for the remainder of 2023 based on the cash and cash equivalents available as of April 30, 2023 and our average cash burn, our belief that additional funding will be required in order to continue operations, our belief that there is a substantial likelihood that Motorsport Network may not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report), our belief that it will be necessary for us to secure additional funds, whether through a variety of equity and/or debt financing arrangements or similar transactions or implementing cost reductions through cost control initiatives, to continue our existing business operations and to fund our obligations; our expectation to generate additional liquidity through consummating one or more potential equity and/or debt financings, achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that we expect to achieve through the 2022 Restructuring Program (as defined in this Report), and/or adjusting our product roadmap to reduce the near-term need for working capital, as well as statements regarding our cash flows and anticipated uses of cash, as well as our belief that additional funding in the form of potential equity and/or debt financing arrangements or similar transactions are viable options to support our future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to us;

●	our expectations that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses;

●	our intended use of proceeds from the sales of our equity securities;

●	our expectations relating to future impairment of intangible assets;

●	our plans and intentions with respect to our remediation efforts to address the material weakness in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period, including, without limitation, our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to;

iii

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of The Nasdaq Stock Market LLC (“NASDAQ”) as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations regarding the 2022 Restructuring Program, such as: (i) our expectations to eliminate approximately 20% of our overhead costs worldwide; (ii) our expectations regarding the amount and timing of the charges and payments related to the 2022 Restructuring Program; (iii) our expectations that as a result of the 2022 Restructuring Program, we will deliver approximately $4 million of total annualized cost reductions by the end of 2023; (iv) our expectations that total restructuring costs will fall within the previously estimated range of $0.1 million to $0.3 million; and (v) our plans to continue our efforts to achieve further cost reductions; and

●	our expectation that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, as well as any ability to achieve cost reductions, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through the 2022 Restructuring Program; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing war between Russia and Ukraine or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

iv

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the ongoing and prolonged COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine;

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic;

(vi)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xii)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

v

(xiii)	local, industry and general business and economic conditions;

(xiv)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xv)

difficulties, delays or our inability to successfully complete the 2022 Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions, as well as delays in completing the 2022 Restructuring Program, which could reduce the benefits realized from such activities; and

(xvi)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions.

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

vi

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022

Assets

Current assets:
Cash and cash equivalents	$5,794,556	$979,306
Accounts receivable, net of allowances of $2,532,383 and $2,252,383 as of March 31, 2023 and December 31, 2022, respectively	899,926	1,809,110
Due from related parties	66,295	206,532
Prepaid expenses and other current assets	1,279,767	1,048,392
Total Current Assets	8,040,544	4,043,340
Property and equipment, net	466,095	522,433
Operating lease right of use assets	583,112	971,789
Intangible assets, net	13,008,061	13,360,230
Total Assets	$22,097,812	$18,897,792

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,040,291	$2,372,219
Accrued expenses and other current liabilities	2,983,428	3,416,424
Due to related parties	167,860	4,589,211
Purchase commitments	2,486,011	2,563,216
Operating lease liabilities (current)	254,472	380,538
Total Current Liabilities	6,932,062	13,321,608
Operating lease liabilities (non-current)	348,753	617,288
Other non-current liabilities	3,518,364	3,055,498
Total Liabilities	10,799,179	16,994,394

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value per share; authorized 100,000,000 and 1,000,000 shares; and none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Class A common stock - $0.0001 par value per share; authorized 100,000,000 and 100,000,000 shares; 2,698,934 and 1,183,808 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	269	117
Class B common stock - $0.0001 par value per share; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	70	70

Additional paid-in capital	91,215,242	76,446,061
Accumulated deficit	(79,080,078)	(73,979,131)
Accumulated other comprehensive loss	(1,011,994)	(933,406)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	11,123,509	1,533,711
Non-controlling interest	175,124	369,687
Total Stockholders’ Equity	11,298,633	1,903,398
Total Liabilities and Stockholders’ Equity	$22,097,812	$18,897,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,729,355	$3,321,789
Cost of revenues [1]	1,248,736	2,013,806
Gross profit	480,619	1,307,983

Operating expenses:
Sales and marketing [2]	618,410	1,688,449
Development [3]	2,397,134	2,404,338
General and administrative [4]	2,779,110	3,423,153
Impairment of goodwill	-	4,788,268
Impairment of intangible assets	-	4,491,054
Depreciation and amortization	97,354	116,071
Total operating expenses	5,892,008	16,911,333
Loss from operations	(5,411,389)	(15,603,350)
Interest expense	(199,120)	(201,596)
Other income (expense), net	351,317	(162,099)
Net loss	(5,259,192)	(15,967,045)
Less: Net loss attributable to non-controlling interest	(158,245)	(829,428)
Net loss attributable to Motorsport Games Inc.	$(5,100,947)	$(15,137,617)

Net loss attributable to Class A common stock per share:
Basic and diluted	$(2.33)	$(12.97)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	2,192,155	1,166,816

[1]	Includes related party costs of $0 and $6,228 for the three months ended March 31, 2023 and 2022, respectively.
[2]	Includes related party expenses of $17,076 and $0 for the three months ended March 31, 2023 and 2022, respectively.
[3]	Includes related party expenses of $15,488 and $22,606 for the three months ended March 31, 2023 and 2022, respectively.
[4]	Includes related party expenses of $92,045 and $22,886 for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,259,192)	$(15,967,045)
Other comprehensive loss:
Foreign currency translation adjustments	(78,588)	(125,245)
Comprehensive loss	(5,337,780)	(16,092,290)
Comprehensive loss attributable to non-controlling interests	(194,563)	(888,721)
Comprehensive loss attributable to Motorsport Games Inc.	$(5,143,217)	$(15,203,569)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2023
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance – January 1, 2023	1,183,808	$117	700,000	$70	$76,446,061	$(73,979,131)	$(933,406)	$1,533,711	$369,687	$1,903,398
Issuance of common stock	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party loan	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	-	-	-	-	249,233	-	-	249,233	-	249,233
Other comprehensive loss	-	-	-	-	-	-	(78,588)	(78,588)	(36,318)	(114,906)
Net loss	-	-	-	-	-	(5,100,947)	-	(5,100,947)	(158,245)	(5,259,192)
Balance – March 31, 2023	2,698,934	$269	700,000	$70	$91,215,242	$(79,080,078)	$(1,011,994)	$11,123,509	$175,124	$11,298,633

	For the Three Months Ended March 31, 2022
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance – January 1, 2022	1,163,590	$116	700,000	$70	$75,652,853	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Stock-based compensation	3,769	-	-	-	353,030	-	-	353,030	-	353,030
Other comprehensive loss	-	-	-	-	-	-	(125,245)	(125,245)	(59,293)	(184,538)
Net loss	-	-	-	-	-	(15,137,617)	-	(15,137,617)	(829,428)	(15,967,045)
Balance – March 31, 2022	1,167,359	$116	700,000	$70	$76,005,883	$(53,125,943)	$(1,070,620)	$21,809,506	$373,944	$22,183,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,259,192)	$(15,967,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	-	4,491,054
Loss on impairment of goodwill	-	4,788,268
Loss on disposal of property and equipment	1,016	-
Depreciation and amortization	502,357	577,514
Purchase commitment and license liability interest accretion	157,661	-
Non-cash lease expense	-	70,701
Stock-based compensation	249,233	353,030
Sales return and price protection reserves	280,000	234,240
Changes in assets and liabilities:
Accounts receivable	630,272	2,497,895
Due from related parties	140,358	-
Operating lease liabilities	(5,893)	(60,211)
Prepaid expenses and other assets	(225,562)	(541,640)
Accounts payable	(1,331,386)	(1,187,721)
Due to related parties	(473,021)	-
Other non-current liabilities	(33,720)	37,705
Accrued expenses and other liabilities	(315,824)	(882,896)
Net cash used in operating activities	$(5,683,701)	$(5,589,106)

Cash flows from investing activities:
Purchase of property and equipment	(15,057)	(101,004)
Net cash used in investing activities	$(15,057)	$(101,004)

Cash flows from financing activities:
Advances from related parties	-	148,152
Repayments of purchase commitment liabilities	(250,000)	-
Payment of license liabilities	(87,500)	-
Issuance of common stock from stock purchase commitment agreement	644,694	-
Issuance of common stock from registered direct offerings	10,404,840	-
Net cash provided by financing activities	$10,712,034	$148,152

Effect of exchange rate changes on cash and cash equivalents	(198,026)	89,553

Net increase (decrease) in cash and cash equivalents	4,815,250	(5,452,405)

Total cash and cash equivalents at beginning of the period	$979,306	$17,819,640

Total cash and cash equivalents at the end of the period	$5,794,556	$12,367,235

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$9,508	$-

Non-cash investing and financing activities:
Shares issued to Motorsport Network LLC for extinguishment of related party loan	$(3,948,566)	$-
Extinguishment of Motorsport Network LLC related party loan for Class A shares	$3,948,566	$-
Issuance of warrants in connection with registered direct offerings	$478,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS, AND RISKS AND UNCERTAINTIES

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had a net loss of approximately $5.3 million, negative cash flows from operations of approximately $5.7 million and an accumulated deficit of $79.1 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had cash and cash equivalents of $5.8 million, which was reduced to $4.9 million as of April 30, 2023. The Company expects to continue to incur significant operating expenses and, as a result, will need to grow revenues to reach profitability and positive cash flows. The Company expects to continue to incur losses for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures. The adequacy of the Company’s available funds generally depends on many factors, including its ability to successfully develop consumer-preferred new products or enhancements to its existing products, continued development and expansion of its esports platform and its ability to enter into collaborations with other companies and/or acquire other companies or technologies to enhance or complement its product and service offerings.

The Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions and consider these to be viable options to support future liquidity needs, provided that such opportunities can be obtained on terms that are commercially competitive and on terms acceptable to the Company. The Company is also seeking to improve its liquidity by achieving cost reductions by maintaining and enhancing cost control initiatives, such as those that it expects to achieve through its previously announced organizational restructuring program (the “2022 Restructuring Program”).

As the Company continues to evaluate incremental funding solutions, it has reevaluated its product roadmap in the first quarter of 2023 and modified the expected timing and scope of certain new product releases. These changes have been made not only to maintain the development of high-quality video game titles, but also to improve the timing of certain working capital requirements and reduce expenditures, thereby decreasing our expected future cash-burn and improve our short-term liquidity needs. If needed, further adjustments could be made that would decrease short-term working capital requirements, while pushing out the timing of expected revenues.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The factors described above, in particular the available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023. The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2022 and 2021 and for the years then ended which are included in the 2022 Form 10-K.

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Shares underlying outstanding equity-based awards were proportionately decreased and the respective per share exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All shares of common stock, equity-based awards, and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

The Company has revised the presentation of accounts payable and other non-current liabilities in the statement of cash flow as of March 31, 2022, to correct an immaterial error in the presentation of those statement of cash flow line items.

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

Adoption of Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), issued by the Financial Accounting Standards Board (the “FASB”) in November 2019. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument”, issued by the FASB in June 2016. ASU 2016-13, as amended by ASU 2019-11, requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally require a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies with annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Upon adoption, this guidance did not have a material impact on the condensed consolidated financial statements.

On January 1, 2023, the Company adopted ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), issued by the FASB in August 2020. The amendments affect entities that issue convertible instruments, as well as contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in ASU 202-06. These amendments improve US GAAP by eliminating certain accounting models, therefore, simplifying the accounting for convertible instruments, and reducing complexity for preparers and practitioners, as well as improving the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, these amendments enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. ASU 2020-06 simplifies the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. These amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. These amendments improve US GAAP by simplifying the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and improving inconsistency in the accounting for some contracts as derivatives while accounting for economically similar contracts as equity. Additionally, the amendments in ASU 2020-06 affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This guidance is effective for smaller reporting companies with annual periods beginning after December 15, 2023, including the interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years after December 15, 2020, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Entities may also elect to adopt the amendments using the fully retrospective method of transition, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. Upon adoption, this guidance did not have a material impact on the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the audited consolidated financial statements for the year ended December 31, 2022, as included in the 2022 Form 10-K, except as disclosed in this note.

Fair Value Measurements

The Company accounts for its assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the fair-value hierarchy below. This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

●	Level 1 – Quoted prices for identical instruments in active markets;
●	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s liability-classified warrants are measured at fair value on a recurring basis, with subsequent changes in fair value recognized in earnings. Certain assets, including long-lived assets, right of use assets, goodwill, indefinite-lived intangible assets, and purchase commitments are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs are classified as Level 3. Other financial instruments, including cash and cash equivalents, accounts receivable, prepaid and other assets, accounts payable, accrued expenses, and other current liabilities are carried at cost, which approximate their fair values due to their short-term nature.

Stock Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 - Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 - Derivatives and Hedging (“ASC 815”). The Company’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Allowances for Returns and Price Protection

The Company may permit product returns from, or grant price protection to, its customers under certain conditions. Price protection represents the Company’s practice of providing channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the original wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price.

Allowances for returns and price protection are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns and price protections that may occur with distributors and retailers (“channel partners”). See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Accounts Receivable in the 2022 Form 10-K for additional details.

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

The Company recognized an expense of approximately $0.3 million and $0.2 million for sales returns and price protections as a reduction of revenues for the three months ended March 31, 2023 and 2022, respectively.

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets (Also refer Note 4 – Accrued Expenses and Other Current Liabilities). Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Development and coding revenues are also recorded as deferred revenue until the Company’s performance obligation is performed.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of options and warrants, if not anti-dilutive.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2023	2022
Stock options	47,967	96,984
Warrants	33,574	-
	81,541	96,984

NOTE 3 – INTANGIBLE ASSETS

Licensing Agreements

The Company has license agreements with various entities related to the development of video games and the organization and facilitation of esports events, including BARC (TOCA) Limited (“BARC”) with respect to the British Touring Car Championship (the “BTCC”), and INDYCAR LLC (“INDYCAR”) with respect to the INDYCAR SERIES. As of March 31, 2023, the Company had a remaining liability in connection with these licensing agreements of approximately $0.8 million and $3.3 million, which is included in purchase commitments and other non-current liabilities, respectively, on the condensed consolidated balance sheets.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

The following is a summary of intangible assets as of March 31, 2023:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2023	$7,198,363	$1,546,645	$8,656,842	$560,000	$212,185	$243,243	$(5,057,048)	$13,360,230
Amortization expense	-	-	-	-	-	-	(439,640)	(439,640)
FX translation adjustments	27,507	(4,353)	72,920	-	500	2,054	(11,157)	87,471
Balance as of March 31, 2023	$7,225,870	$1,542,292	$8,729,762	$560,000	$212,685	$245,297	$(5,507,845)	$13,008,061

Weighted average remaining amortization period at March 31, 2023	4.7	-	4.1	-	-	1.0	-	-

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non-Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2023	$1,146,010	$3,212,135	$560,000	$138,903	$5,057,048
Amortization expense	56,562	362,710	-	20,368	439,640
Foreign currency translation adjustment	1,876	8,069	-	1,212	11,157
Balance as of March 31, 2023	$1,204,448	$3,582,914	$560,000	$160,483	$5,507,845

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,	Total
2023 (remaining period)	$1,318,924
2024	1,652,026
2025	1,568,894
2026	1,322,107
2027	482,338
Thereafter	1,702,871
$8,047,160

Amortization expense related to intangible assets was approximately $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Within intangible assets is approximately $1.5 million of licensing agreements that are not presently subject to amortization. These non-amortizing licensing agreements will begin amortizing upon release of the first title under the respective license agreement.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued royalties	$465,244	$274,085
Accrued professional and consulting fees	726,224	720,470
Accrued development costs	207,861	172,164
Accrued taxes	49,659	149,842
Accrued payroll	319,604	372,358
Deferred revenue	50,026	311,945
Loss contingency reserves	924,307	1,100,000
Accrued other	240,503	315,560
Total	$2,983,428	$3,416,424

NOTE 5 – RELATED PARTY LOANS

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

On January 30, 2023, the Company entered into a debt-for-equity exchange agreement with Motorsport Network, where the Company issued to Motorsport Network 338,983 shares of the Company’s Class A common stock with an approximate fair market value of $1 million, representing a portion of the Company’s outstanding debt (including the principal and unpaid interest) under the $12 million Line of Credit. On February 1, 2023, the Company entered into a second debt-for-equity exchange agreement with Motorsport Network, where the Company issued to Motorsport Network 441,402 shares of the Company’s Class A common stock with an approximate fair market value of $2.9 million, representing the Company’s remaining debt outstanding (including the principal and unpaid interest) under the $12 million Line of Credit. The shares of the Company’s Class A common stock issued to Motorsport Network on January 30, 2023 and February 1, 2023 under the debt-for-equity exchange agreements were issued in consideration for the cancellation of all amounts outstanding under the $12 million Line of Credit.

Given the state of the financial markets, the Company continues to assess its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network may not fulfill the Company’s future borrowing requests.

As of March 31, 2023 and December 31, 2022, the balance due to Motorsport Network under the $12 million Line of Credit was $0 and $3,670,000, respectively, as well as unpaid accrued related party interest of $0 and $96,667, respectively.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, which is discussed in Note 5 – Related Party Loans, from time to time, Motorsport Network, and other related entities pay for Company expenses on the Company’s behalf. During the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $0.1 million and $0, respectively, that were paid by Motorsport Network on its behalf and are reimbursable by the Company to Motorsport Network. During both the three months ended March 31, 2023 and 2022, approximately $0.1 million was paid to related parties in settlement of related party payables.

The Company has regular related party receivables and payables outstanding as of March 31, 2023 and December 31, 2022. Specifically, the Company owed approximately $0.2 million to its related parties as a related party payable and was due approximately $0.1 million from its related parties as a related party receivable as of March 31, 2023. As of December 31, 2022, the Company owed approximately $0.8 million to its related parties as a related party payable and was due approximately $0.2 million from its related parties as a related party receivable.

Backoffice Services Agreement

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Motorsport Network (the “Backoffice Services Agreement”), following the expiration of the Company’s prior services agreement with Motorsport Network. Pursuant to the Backoffice Services Agreement, Motorsport Network will provide accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Backoffice Services Agreement is 12-months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Backoffice Services Agreement, the Company is required to pay a monthly fee to Motorsport Network of $17,500. For the three months ended March 31, 2023, the Company incurred $52,500 in fees in connection with the Backoffice Service Agreement, presented in general and administrative expenses with the condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of March 31, 2023, the Company had 2,698,934 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10.

704Games Warrants

As of March 31, 2023 and December 31, 2022, 704Games has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of March 31, 2023, the warrants had no intrinsic value and a remaining life of 2.6 years.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Registered Direct Offerings and the Wainwright Warrants

On February 1, February 2 and February 3, 2023, the Company completed three separate registered direct offerings (the “Offerings”) priced at-market under NASDAQ rules with H.C. Wainwright & Co., LLC acting as the exclusive placement agent for each transaction (the “Agent”). In connection with the Offerings, the Company paid the Agent a transaction fee equal to 7.0% of the aggregate gross proceeds from each offering, non-accountable expenses and certain other closing fees. In addition, the Company granted warrants to the Agent (or its designees) to purchase shares of the Company’s Class A common stock equal to 6.0% of the aggregate number of shares of Class A common stock placed in each Offering (collectively, the “Wainwright Warrants”). The Offerings are summarized as follows:

	Offering Date	Shares Issued	Gross Proceeds	Net Proceeds	Warrants Issued	Warrant Strike Price	Warrant Term
Registered direct offering 1	February 1, 2023	183,020	$3.9 million	$3.6 million	10,981	$26.75	5 years
Registered direct offering 2	February 2, 2023	144,366	$3.4 million	$3.1 million	8,662	$29.375	5 years
Registered direct offering 3	February 3, 2023	232,188	$4.0 million	$3.7 million	13,931	$21.738	5 years

As of March 31, 2023, the Wainwright Warrants were assessed to have a fair value of approximately $0.5 million and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheet.

The Company utilized a Black-Scholes Option Pricing Model to determine the fair value of the Wainwright Warrants. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, and risk-free interest rate. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the Wainwright Warrants are expected to be outstanding and is estimated using the contractual term of the Wainwright Warrants. As of March 31, 2023, the Wainwright Warrants had no intrinsic value.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Purchase Commitment Agreement

During the three months ended March 31, 2023, the Company issued 175,167 shares of the Company’s Class A common stock, with a fair value of $657,850, to Alumni Capital LP (“Alumni Capital”). The shares were sold pursuant to a stock purchase commitment agreement, that was entered into on December 9, 2022 with Alumni Capital (the “Alumni Purchase Agreement”). Under the Alumni Purchase Agreement, the Company may sell Alumni Capital up to $2,000,000 of shares of the Company’s Class A common stock, subject to certain restrictions, through the commitment period expiring December 31, 2023. As of March 31, 2023, the remaining commitment amount under the Alumni Purchase Agreement amounted to $1,302,676.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of March 31, 2023, 47,264 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

In conjunction with the Company’s initial public offering, the Company granted an aggregate of 33,063 shares of Class A common, with an aggregate grant date fair value of $661,266. These shares were primarily awarded to a third-party consultant, with a portion allocated to the Company’s former Chief Executive Officer and three of its former directors. The grant date fair value of these shares was recognized as stock-based compensation expense on the date of grant as the awards were fully vested on such date.

The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, notably awards made to the Company’s former Chief Executive Officer in conjunction with the Company’s initial public offering that vested immediately, as well as those made to the Company’s former directors that vested on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of stock-based compensation award activity for the three months ended March 31, 2023:

Number of Options
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2023 (net of forfeitures)	74,285
Forfeited, cancelled or expired	(21,549)
Awards outstanding under the MSGM 2021 Stock Plan as of March 31, 2023 (net of forfeitures)	52,736

On April 4, 2023, the Company granted an aggregate of 26,316 stock option awards under the MSGM 2021 Stock Plan to its directors with a grant date fair value of approximately $0.1 million. Refer to Note 12 – Subsequent Events for further information.

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2023	2022
General and Administrative	$19,426	$16,394
Sales and Marketing	239,717	302,007
Development	(9,910)	34,629
Stock-based compensation expense	$249,233	$353,030

As of March 31, 2023, there was approximately $0.7 million of unrecognized stock-based compensation expense which will be recognized over approximately 2.0 years.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company is obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and is obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million is paid in full. As of March 31, 2023, all required payments under the settlement agreement have been made. As of March 31, 2023 and December 31, 2022, the Company has accrued $0.9 million and $1.1 million, respectively in other current liabilities as it relates to this case. The Company continues to defend its position with the remaining plaintiffs, the outcome of which is uncertain at this time. Refer to Note 4 – Accrued Expenses and Other Current Liabilities.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,700,000 USD as of March 31, 2023) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the three months ended March 31, 2023, the Company paid royalties to Epic of approximately $32,000 under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Minimum Royalty Guarantees

The Company is required to make certain minimum royalty guarantee payments to third-party licensors, arising primarily from its NASCAR, INDYCAR and BTCC licenses, Le Mans Video Gaming License and Le Mans Esports License. These minimum royalty guarantee payments apply throughout the duration of the licensing agreements, which expire between fiscal years ending December 31, 2026 and 2032, and give rise to a commitment of approximately $28.3 million, in the aggregate, for the duration of these arrangements. The Company paid $0.1 million in cash payments to comply with the license agreements’ minimum royalty guarantees during the three months ended March 31, 2023, and expects to pay further $2.4 million during the remainder of fiscal year ending December 31, 2023.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended March 31,
Customer	2023	2022
Customer A	* %	15.3%
Customer B	29.3%	24.1%
Customer C	27.2%	18.2%
Customer D	27.7%	16.8%
Total	84.2%	74.4%

*	Less than 10%.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	March 31, 2023	December 31, 2022
Customer A	* %	50.5%
Customer B	29.0%	11.2%
Customer C	40.3%	15.2%
Customer D	18.7%	13.1%
Total	88.0%	90.0%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended March 31,
Supplier	2023		2022
Supplier A	20.6%		19.0%
Supplier B	*	%	14.8%
Supplier C	*	%	11.3%
Total	20.6%		45.1%

*	Less than 10%.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2023 and 2022 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “Esports    segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Gaming	$1,439,217	$2,958,388
Esports	290,138	363,401
Total Revenues	$1,729,355	$3,321,789

Cost of Revenues:
Gaming	$874,839	$1,404,007
Esports	373,897	609,799
Total Cost of Revenues	$1,248,736	$2,013,806

Gross Profit (Loss):
Gaming	$564,378	$1,554,381
Esports	(83,759)	(246,398)
Total Gross Profit	$480,619	$1,307,983

Loss From Operations:
Gaming	$(5,105,373)	$(15,044,421)
Esports	(306,016)	(558,929)
Total Loss from Operations	$(5,411,389)	$(15,603,350)

Depreciation and Amortization:
Gaming	$85,118	$107,483
Esports	12,236	8,588
Total Depreciation and Amortization	$97,354	$116,071

Interest Expense, net:
Gaming	$(199,120)	$(201,596)
Esports	-	-
Total Interest Expense, net	$(199,120)	$(201,596)

Other (Expense) Income, Net:
Gaming	$368,244	$(157,123)
Esports	(16,927)	(4,976)
Total Other (Expense) Income, net	$351,317	$(162,099)

Net Loss:
Gaming	$(4,936,249)	$(15,403,140)
Esports	(322,943)	(563,905)
Total Net Loss	$(5,259,192)	$(15,967,045)

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2023	December 31, 2022
Total Assets:
Gaming	$20,026,416	$16,315,359
Esports	2,071,396	2,582,433
Total Assets	$22,097,812	$18,897,792

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued.

On April 4, 2023, the Company granted 26,316 stock option awards under the MSGM 2021 Stock Plan to its board of directors with a grant date fair value of approximately $0.1 million. The options vest ratably over a three-year term and expire 10 years from the grant date. Also refer to Note 8 – Share-Based Compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport Games,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

About Motorsport Games

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

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the official licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC, as well as INDYCAR. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content. For the three months ended March 31, 2023 and 2022, a majority of our revenue was generated from sales of our NASCAR racing video games.

As of March 31, 2023, we have a total headcount of 128 people, made up of 127 full-time employees, including 90 dedicated to game development, to continue developing our expanded product offerings. Our headcount numbers as of March 31, 2023, reflect that we have ceased our development operations in Russia effective September 2022, as a result of the Ukraine-Russia conflict and as such, we do not expect the Company’s development operations to have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

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

As a result of the 2022 Restructuring Program, the Company expects to eliminate approximately 20% of its overhead costs worldwide and deliver approximately $4 million of total annualized cost reductions by the end of 2023, of which $2.5 million was achieved by the end of 2022. As of March 31, 2023, the Company had increased its annualized savings to $3.9 million, while having incurred restructuring costs of approximately $0.2 million to date, which primarily consisted of severance payments.

Trends and Factors Affecting Our Business

Product Release Schedule: Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
NASCAR 21: Ignition	October 28, 2021, available on PC and next generation consoles
NASCAR Heat Ultimate Edition+	November 19, 2021, available on Nintendo Switch
KartKraft	January 26, 2022, available on PC (full release)
rFactor 2 Q1 2022 Content Update	February 7, 2022, available on PC
rFactor 2 Q2 2022 Content Update	May 10, 2022, available on PC
rFactor 2 Q3 2022 Content Update	August 8, 2022, available on PC
NASCAR 21: Ignition 2022 Season Expansion	October 6, 2022, available on PC and next generation consoles
NASCAR Rivals	October 14, 2022, available on Nintendo Switch
rFactor 2 Q4 2022 Content Update	November 7, 2022, available on PC
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC

We continually evaluate our product release schedule and modify the timing of upcoming products if we believe it will result in a better consumer experience. We recently modified the timing of the upcoming INDYCAR game to 2024, from an original planned release in 2023. We continue to work on this upcoming title, as well as NASCAR, BTCC and Le Mans game experiences that we currently anticipate releasing in 2023 and 2024.

Concentration of Sales: Our NASCAR products have historically accounted for the majority of our revenue; however, we have diversified our product offerings and are generating revenues from KartKraft, rFactor 2 and the 24 Hours of Le Mans Virtual event, which reduced the percentage of our revenues derived from NASCAR products for the three months ended March 31, 2023 and 2022. For example, revenues associated with our NASCAR franchise accounted for approximately 57% and 69% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Additionally, with the acquisitions of licenses to develop multi-platform games for INDYCAR, BTCC and the WEC series, including the iconic 24 hours of Le Mans race, we expect our future revenue streams will become further diversified and consist of revenues from multiple games and different franchises.

Retail Distribution: Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). We expect to continue to derive significant revenues from sales of our physical gaming products to a very limited number of distribution partners. For the three months ended March 31, 2023 and 2022, we sold substantially all of our physical disk products for the retail channel through a single distribution partner, which represented approximately 0% and 15% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2022 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Hardware Platforms: We derive most of our revenue from the sale of products made for PCs, mobile devices, and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles. Sale of physical disk products for video game consoles comprised approximately 0% and 15% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the sale of products for Microsoft Windows via Steam comprised approximately 28% and 17% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 6% and 3% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business: Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the three months ended March 31, 2023, and 2022, approximately 92% and 65%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports: We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. The first quarter of 2023 was another successful quarter for our Esports segment, with the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual, in January and the return of the popular community rFactor2 competition ‘GT Challenge’. Our dedicated esports events had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched for the three months ended March 31, 2023.

Recurring Revenue Sources: Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchise (currently NASCAR) for game consoles, PC, and mobile platforms. We deem this recurring because many existing game owners purchase, sometimes free of charge, annual updates, which includes updated drivers, liveries, and cars as they are released. We have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses attributable to our license arrangement with NASCAR and certain other third parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Furthermore, cost of revenues for our Gaming segment includes costs associated with our outsourced code and content development services. Cost of revenues for our Esports segment consists primarily of the cost of event staffing and event production.

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

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.

Revenue

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Revenues:
Gaming	$1,439,217	$2,958,388	$(1,519,171)	(51.4)%
Esports	290,138	363,401	(73,263)	(20.2)%
Total Revenues	$1,729,355	$3,321,789	$(1,592,434)	(47.9)%

Consolidated revenues were $1.7 million and $3.3 million for 2023 and 2022, respectively, a decrease of $1.6 million, or 47.9%, when compared to the prior period.

Gaming segment revenues represented 83.2% and 89.1% of our total 2023 and 2022 revenues, respectively, decreasing by $1.5 million, or 51.4%, when compared to the prior period. The decrease in Gaming segment revenues was primarily due to $0.6 million in lower digital game sales and $0.8 million in lower retail sales, which were primarily driven by lower volumes of sales, as well as less favorable pricing and higher than expected retail pricing concessions on existing games in our product portfolio. This was furthered by a $0.1 million reduction in revenues earned through the development of simulation platforms for third-parties. The change in digital game sales was primarily driven by a $0.5 million and $0.1 million reduction in NASCAR title sales on PC, consoles and mobile platforms and KartKraft title sales on PC, respectively. The reduction in retail game sales of $0.8 million was due to lower retail sales of our NASCAR titles in 2023 when compared to the same period in 2022.

Esports segment revenues represented 16.8% and 10.9% of our total 2023 and 2022 revenues, respectively, decreasing by $0.1 million, or 20.2%, when compared to the prior period. The decrease in Esports segment revenue was primarily due to lower sponsorship revenue from our Le Mans Virtual Series, which completed its 2022-23 season in January 2023.

Cost of Revenues

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Cost of revenues:
Gaming	$874,839	$1,404,007	$(529,168)	(37.7)%
Esports	373,897	609,799	(235,902)	(38.7)%
Total Cost of Revenues	$1,248,736	$2,013,806	$(765,070)	(38.0)%

Consolidated cost of revenues were $1.2 million and $2.0 million for 2023 and 2022, respectively, a decrease of $0.8 million, or 38.0%, when compared to the prior period.

Gaming segment cost of revenues represented 70.1% and 69.7% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.5 million, or 37.7%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.2 million reduction in game production costs, a $0.2 million reduction in royalty payments and a $0.1 million reduction in license and developed technology amortization expense The decrease in production costs was due to no new physical inventory production in 2023, compared to additional units of NASCAR 21: Ignition being produced in 2022, and the reduction in royalty payments was driven by the decrease in digital and retail game sales.

Esports segment cost of revenues represented 29.9% and 30.3% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.2 million, or 38.7%, when compared to the prior period. The decrease in Esports segment cost of revenues was primarily driven by $0.2 million of lower studio and televised production costs associated with the final round of the Le Mans Virtual Series event, which took place in January 2023.

Gross Profit

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Gross Profit (Loss)
Gaming	$564,378	$1,554,381	$(990,003)	(63.7)%
Esports	(83,759)	(246,398)	162,639	(66.0)%
Total Gross Profit (Loss)	$480,619	$1,307,983	$(827,364)	(63.3)%

Gaming - Gross Profit Margin	39.2%	52.5%
Esports - Gross Profit Margin	(28.9)%	$(67.8)%
Total Gross Profit Margin	27.8%	39.4%

Consolidated gross profit was $0.5 million and $1.3 million for 2023 and 2022, respectively, a decrease of $0.8 million, or 63.3%, when compared to the prior period. Gross profit margin was 27.8% in 2023, compared to 39.4% in 2022, where the basis point decrease was driven primarily by lower gaming revenues and certain fixed expenses such as the minimum annual royalty guarantees, as well as amortization costs of developed technology in the Gaming segment.

Gaming segment gross profit was $0.6 million for 2023, compared to $1.6 million for 2022, representing a gross profit margin of 39.2% for 2023 and 52.5% for 2022. The decrease in our Gaming segment gross profit of $1.0 million, and corresponding decrease in gross profit margin, was primarily due to lower retail and digital game sales of $1.5 million, whereas royalty costs declined by $0.2 million, and amortization of developed technology declined by approximately $0.1 million.

Esports segment gross loss was $0.1 million for 2023, compared to $0.2 million for 2022, representing a negative gross profit margin of 28.9% and 67.8% for 2023 and 2022, respectively. This improvement in our Esports segment gross loss of $0.1 million, and corresponding improvement in negative gross profit margin, was primarily due to lower production costs associated with the final round of the Le Mans Virtual Series event, which took place in January 2023.

Operating Expenses

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Operating Expenses:
Sales and marketing	$618,410	$1,688,449	$(1,070,039)	(63.4)%
Development	2,397,134	2,404,338	(7,204)	(0.3)%
General and administrative	2,779,110	3,423,153	(644,043)	(18.8)%
Impairment of goodwill	-	4,788,268	(4,788,268)	(100.0)%
Impairment of intangible assets	-	4,491,054	(4,491,054)	(100.0)%
Depreciation and amortization	97,354	116,071	(18,717)	(16.1)%
Total Operating Expenses	$5,892,008	$16,911,333	$(11,019,325)	(65.2)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.6 million and $1.7 million for 2023 and 2022, respectively, representing a $1.1 million, or 63.4%, decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $0.8 million reduction in external marketing expense, as well as a $0.3 million reduction in payroll expense as a result of lower headcount when compared to the prior period.

Development

Development expenses were $2.4 million for both 2023 and 2022, representing no significant change when compared to the prior period. Internal development services decreased by $0.5 million compared to the prior period, whereas external development services increased by $0.3 million and technology costs increased by $0.2 million compared to the prior period. The development expenses incurred relate to the production and support of existing games in our product portfolio, as well as the development of future games such as the planned INDYCAR title.

General and Administrative

General and administrative (“G&A”) expenses were $2.8 million and $3.4 million for 2023 and 2022, respectively, a decrease of $0.6 million, or 18.8%, when compared to the prior period. The reduction in G&A expense was primarily driven by a $0.2 million reduction in stock-based compensation expense, a $0.2 million reduction in payroll and employee related expenses, following certain headcount reductions in 2022, a $0.1 million reduction in software expenditures, a $0.1 million reduction in insurance allocations, and a $0.1 million reduction in travel costs. These reductions were partially offset by a $0.1 million increase in legal, consultant, and other professional fees incurred in 2023.

Impairment of Goodwill

Impairment of goodwill was $0 and $4.8 million in 2023 and 2022, respectively. The impairment loss for 2022 primarily relates to goodwill acquired in connection with the acquisition of Studio397 that was deemed impaired as a result of impairment assessments performed during the year. The triggers for the assessments were primarily revisions made in the first quarter of 2022 to the scope and timing of certain product releases included in our product roadmap, as well as a significant reduction in the Company’s market capitalization since the date of the last annual impairment assessment. Changes to the forecasted revenues and discount rates, as a result of the triggers identified, were the primary drivers for the change in fair value since the annual assessment.

Impairment of Intangible Assets

Impairment of indefinite-lived intangible assets was $0 and $3.2 million in 2023 and 2022, respectively. The triggers for the assessments were the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The indefinite-lived intangible asset impairment losses primarily relate to the rFactor 2 trade name and the Le Mans Video Gaming License and are mainly driven by a reduction in expected future revenues following changes made to the Company’s product roadmap in the first quarter of 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

Impairment of finite-lived intangible assets was $0 and $1.3 million in 2023 and 2022, respectively. The triggers for the assessments were the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The finite-lived intangible asset impairment losses relate to the rFactor 2 technology and was primarily driven by a change in the technical obsolescence assumption used when determining the fair value of the asset.

Depreciation and Amortization

Depreciation and amortization expenses for 2023 and 2022 presented no significant changes to the depreciation of capital assets.

Interest Expense

Interest expense was $0.2 million for both 2023 and 2022 primarily from ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities.

Other (Expenses) Income, net

Other income, net was $0.4 million for 2023, compared to other expense, net of $0.2 million for 2022, an increase of $0.6 million compared to the prior period. Other income, net of $0.4 million for 2023 was primarily comprised of foreign currency gains of $0.2 million, incurred remeasuring transactions denominated in a currency other than U.S. dollars, as well as $0.05 million in rental income from the sub-lease of our Charlotte, NC office space, and $0.1 million in interest expense forgiveness. Other expenses, net of $0.2 million for 2022 was primarily comprised of foreign currency losses of $0.2 million, incurred remeasuring transactions denominated in a currency other than U.S. dollars, partially offset by rental income.

Other Comprehensive Loss

Other comprehensive loss was $0.01 million for 2023, compared to other comprehensive loss of $0.02 million for 2022. The $0.01 million improvement was primarily due to activity in our U.K., Australian, Georgian and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

For 2023, the loss attributable to the non-controlling interest decreased by $0.6 million, or 81%, to a loss of $0.2 million as compared to a loss of $0.8 million for 2022. The improvement was attributed to the reduction of net losses in Le Mans Esports Series Ltd (the “Le Mans Joint Venture”). For 2023 and 2022, the Le Mans Joint Venture incurred a net loss of $0.2 million and $0.8 million respectively.

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

We measure our liquidity in a number of ways, including the following:

Liquidity Measure	March 31, 2023	December 31, 2022
Cash and cash equivalents	$5,794,556	$979,306
Working capital	$1,108,482	$(9,278,268)

For the three months ended March 31, 2023, the Company had a net loss of approximately $5.3 million, negative cash flows from operations of approximately $5.7 million and an accumulated deficit of $79.1 million. As of March 31, 2023, we had cash and cash equivalents of $5.8 million, which was reduced to $4.9 million as of April 30, 2023. We expect to continue to incur significant operating expenses as we develop our product portfolio and, as a result, expect to have negative cash flows from operations for the foreseeable future until our product base is suitably established to create sufficient revenues and cash inflows to support the Company’s operations. Based on the Company’s cash and cash equivalents position and the Company’s average cash burn, we do not believe we have sufficient cash on hand to fund our operations for the remainder of 2023 and that additional funding will be required in order to continue operations.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $5.7 million and $5.6 million, respectively. The net cash used in operating activities for the three months ended March 31, 2023 was primarily a result of cash used to fund a net loss of $5.3 million, adjusted for net non-cash adjustments of $1.2 million and $1.6 million of cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2022 was primarily due to net loss of $16.0 million, adjusted for non-cash expenses in the amount of $10.5 million and by $0.1 million of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $0.02 million and $0.1 million, respectively, which was attributable to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 and 2022 was $10.7 million and $0.1 million, respectively. Cash flows provided by financing activities for the three months ended March 31, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under the Alumni Purchase Agreement (as defined below) and $10.4 million raised in connection with shares sold in the Company’s registered direct offerings, partially offset by $0.3 million of payments for purchase commitments. During the three months ended March 31, 2022, net cash provided by financing activities was primarily attributable to approximately $0.1 million of advances from related parties.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020), at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. In the event the Company or any of its subsidiaries consummates certain corporate events, including any capital reorganization, consolidation, joint venture, spin off, merger or any other business combination or restructuring of any nature, or if certain events of default occur, the entire principal amount and all accrued and unpaid interest will be accelerated and become payable. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on the Company’s borrowing capacity under the $12 million Line of Credit may affect the Company’s ability to finance its operations” in Part I, Item 1A of the 2022 Form 10-K.

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

On January 30, 2023 and February 1, 2023, the Company entered into certain debt-for-equity exchange agreements with Motorsport Network pursuant to which the entire outstanding amount due under the $12 million Line of Credit was cancelled in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock issued to Motorsport Network. See Note 5 – Related Party Loans in our condensed consolidated financial statements for further information. As of March 31, 2023, the balance due to Motorsport Network under the $12 million Line of Credit was $0.

Given the state of the financial markets, the Company continues to assess its exposure to any potential non-performance by Motorsport Network and believes that there is a substantial likelihood that Motorsport Network may not fulfill the Company’s future borrowing requests.

Other Financing Activity

On December 9, 2022, the Company entered into a stock purchase commitment agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), which provides that the Company may sell to Alumni Capital up to $2,000,000 of shares (the “commitment amount”) of the Company’s Class A common stock, through the commitment period expiring on December 31, 2023, or earlier if the commitment amount is reached. Furthermore, the Company has an option to increase the commitment amount up to $10,000,000 of shares of the Company’s Class A common stock, subject to certain terms and conditions. During the three months ended March 31, 2023, the Company issued an aggregate of 175,167 shares of the Company’s Class A common stock to Alumni Capital under the Alumni Purchase Agreement with an aggregate fair market value of approximately $0.65 million. As of March 31, 2023, the remaining commitment amount under the Alumni Purchase Agreement amounted to approximately $1.3 million.

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

On February 3, 2023, the Company issued 232,188 shares of the Company’s Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $4.0 million (the “$4.0 million RDO”), before deducting placement agent fees and other offering expenses payable by the Company. Wainwright acted as the exclusive placement agent for the $4.0 million RDO. In connection with the $4.0 million RDO, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. The Company has also issued to Wainwright and its designees warrants to purchase up to 13,931 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $4.0 million RDO, at an exercise price of $21.738 per share and will expire five years from the closing of the $4.0 million RDO.

Capital Expenditures

The nature of the Company’s operations does not require significant expenditure on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of March 31, 2023.

Material Cash Requirements

There have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2022 Form 10-K.

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

Critical Accounting Policies and Estimates

There have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2022 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2022 Form 10-K, and that continued to exist as of March 31, 2023.

Remediated Material Weaknesses

During the first quarter of our fiscal year ended December 31, 2023, we implemented internal control procedures to address previously identified material weaknesses related to (1) the documentation of significant accounting positions, estimates and conclusions that were not contemporaneously formalized and reviewed independently of the preparer; and (2) the segregation of duties. In connection with the identification of material weaknesses in our internal control over financial reporting, we evaluated, designed, and implemented controls and procedures to address these weaknesses. These measures included enhanced documentation of accounting positions, estimates and conclusions, including reviews independent of the preparer, and the removal of segregation of duties conflicts within our key financial reporting processes. During the first quarter of our fiscal year ended December 31, 2023, we completed our assessment of the operating effectiveness of these controls. After completing our assessment of the design and operating effectiveness of these new controls and procedures, we concluded that we have remediated the previously identified material weaknesses as of March 31, 2023.

Remediation of the Remaining Material Weakness

We have not yet remediated the material weakness relating to our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities, that we identified in the 2022 Form 10-K. We believe that we have made and continue to make progress on the remediation plans described in our 2022 Form 10-K, under Item 9A, “Controls and Procedures.”

During the period ended March 31, 2023, we continued to make improvements to controls and continued our evaluation and documentation of risks and key controls forming part of the significant business processes, including the internal control over financial reporting risk assessment scoping, development of risk control matrices and identification of key transaction level and entity level controls that require testing on an ongoing basis.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 9 – Commitments and Contingencies in our condensed consolidated financial statements for additional information.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K, and the risk factors described below, which could materially affect our business, financial condition or future results. The risks described in the 2022 Form 10-K and below, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Other than the following, there have been no significant changes to the risk factors set forth in the 2022 Form 10-K:

Risks Related to Our Company

We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

On September 9, 2022, Jonathan New notified us of his decision to resign from his role as our Chief Financial Officer, effective September 23, 2022. Effective March 20, 2023, we appointed Jason Potter to serve as our Chief Financial Officer. Prior to Mr. Potter’s appointment to the permanent Chief Financial Officer role, we had other individuals, including Dmitry Kozko, our former Chief Executive Officer, serve in an Interim Chief Financial Officer capacity. Additionally, on April 14, 2023, the Company’s board of directors determined to terminate Mr. Kozko’s employment with the Company as its Chief Executive Officer without “Cause” (as such term is defined in Mr. Kozko’s employment agreement) effective as of April 19, 2023. In connection with Mr. Kozko’s termination, the Company’s board of directors appointed Stephen Hood as the Company’s new Chief Executive Officer and President. Leadership transitions may be inherently difficult to manage, and inadequate transitions to a new Chief Executive Officer and/or Chief Financial Officer may cause disruption within the Company. In addition, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2023, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

4.1	Form of Wainwright Warrant	8-K	001-39868	4.1	2/2/23

4.2	Form of Wainwright Warrant	8-K	001-39868	4.1	2/3/23

4.3	Form of Wainwright Warrant	8-K	001-39868	4.1	2/6/23

10.1	Indemnification Agreement, dated as of January 12, 2023, between Motorsport Games Inc. and Navtej Singh Sunner	8-K	001-39868	10.1	1/13/23

10.2	Settlement Agreement, dated as of January 11, 2023, among Motorsport Games Inc., Continental General Insurance Company, Counsel to Continental and other defendants name therein	8-K	001-39868	10.1	1/18/23

10.3	Debt-For-Equity Exchange Agreement, dated as of January 30, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	1/30/23

10.4	Form of Securities Purchase Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/2/23

10.5	Debt-For-Equity Exchange Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.2	2/2/23

10.6	Form of Securities Purchase Agreement, dated as of February 2, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/3/23

10.7	Form of Securities Purchase Agreement, dated as of February 3, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/6/23

10.8	Consultancy Agreement, executed on February 13, 2013, but effective as of February 1, 2023, among Motorsport Games Inc. and Paula Sagnier Limited.	8-K	001-39868	10.1	2/14/23

10.9	Statement of Terms and Conditions of Employment, effective as of April 19, 2023, between Motorsport Games Limited (the Company’s UK subsidiary) and Stephen Hood	8-K	001-39868	10.1	4/19/23

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2023	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Potter
Jason Potter
Chief Financial Officer
(Principal Financial and Accounting Officer)

