Form 10-Q
period 2023-06-30
Motorsport Games Inc.
filed 2023-08-21
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-39868

Motorsport Games Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1791356
State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

5972 NE 4th Avenue
Miami, FL	33137
Address of Principal Executive Offices	Zip Code

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

As of August 21, 2023, the registrant had 2,720,328 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. All Class A common stock and Class B common stock share data and share-based calculations set forth in this Form 10-Q have been adjusted to reflect the registrant’s 1-for-10 reverse stock split completed on November 10, 2022 on a retroactive basis for the periods presented.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended June 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●

our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations for the remainder of 2023 based on the cash and cash equivalents available as of July 31, 2023 and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and further cost reduction and restructuring initiatives; statements relating to a potential a sale of our NASCAR license, including that if such sale is consummated, we expect that we would no longer have the right to use the NASCAR brand for our products, subject to certain limited exceptions, as well as our belief that our existing business model will need to be modified, our risk profile relating to our operations will be significantly altered, that we may encounter difficulties or challenges in continuing operations, and that our cash flows and results of operations will likely be materially adversely impacted; our expectation that if any strategic alternative is executed, including the consummation of a sale of our NASCAR license, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, such as those that we expect to achieve through our previously announced organizational restructuring program (the “2022 Restructuring Program”), and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Motorsport Network, LLC (“Motorsport Network”) will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of the war between Russia and Ukraine;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of our new product launches under our updated product roadmap, such as our anticipated release of our Le Mans Ultimate game in December 2023 and our INDYCAR game in 2024, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

●	our intentions with respect to our mobile games, including expectations that we will continue to focus on developing and further enhancing our multi-platform games for mobile phones, as well as the anticipated timing of the release of our future mobile games;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our future plans and expectations for Traxion.GG (“Traxion”), our online destination for the virtual racing community, including with regards to its functionality and content;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on;

●	our expectation that we will be able to extend or re-negotiate our promotion agreement with Motorsport Network on reasonable terms;

●	our intention to continue seeking to expand our audience base through traditional marketing and sales distribution channels including Facebook, Twitter, Twitch, YouTube and other online social networks;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as merchandising and sports betting, if the esports audience pattern continues to grow;

●	our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical than releasing a single game per year;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections;

●	our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend;

●	our intention to continue to look for opportunities to expand the recurring portion of our business;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weakness in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period, including, without limitation, our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of The Nasdaq Stock Market LLC (“NASDAQ”) as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations relating to the 2022 Restructuring Program and any further cost reduction and restructuring initiatives, including expected savings; and

●	our expectation that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program and any further cost reduction and restructuring initiatives, as well as any inability to consummate one or more strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through the 2022 Restructuring Program and any further cost reduction and restructuring initiatives; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through the 2022 Restructuring Program and any further cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing war between Russia and Ukraine or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the ongoing and prolonged COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine;

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic;

(vi)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xii)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xiii)	local, industry and general business and economic conditions;

(xiv)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xv)	difficulties, delays or our inability to successfully complete the 2022 Restructuring Program and any further cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xvi)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions; and

(xvii)	difficulties, delays, less than expected results or our inability to successfully implement any strategic alternative or potential option for our business, including, but not limited to, the sale or licensing of certain of our assets, which could result in, among other things, less than expected financial benefits from such actions.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022

Assets

Current assets:
Cash and cash equivalents	$1,966,553	$979,306
Accounts receivable, net of allowances of $2,532,383 and $2,252,383 as of June 30, 2023 and December 31, 2022, respectively	1,018,784	1,809,110
Due from related parties	68,421	206,532
Prepaid expenses and other current assets	1,043,214	1,048,392
Total Current Assets	4,096,972	4,043,340
Property and equipment, net	394,608	522,433
Operating lease right of use assets	300,265	971,789
Intangible assets, net	8,544,394	13,360,230
Total Assets	$13,336,239	$18,897,792

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$876,198	$2,372,219
Accrued expenses and other current liabilities	3,359,598	3,416,424
Due to related parties	32,129	4,589,211
Purchase commitments	2,239,821	2,563,216
Operating lease liabilities (current)	190,604	380,538
Total Current Liabilities	6,698,350	13,321,608
Operating lease liabilities (non-current)	112,900	617,288
Other non-current liabilities	3,105,037	3,055,498
Total Liabilities	9,916,287	16,994,394

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value per share; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Class A common stock - $0.0001 par value per share; authorized 100,000,000 and 100,000,000 shares; 2,720,328 and 1,183,808 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	269	117
Class B common stock - $0.0001 par value per share; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	70	70

Additional paid-in capital	91,736,545	76,446,061
Accumulated deficit	(87,251,102)	(73,979,131)
Accumulated other comprehensive loss	(1,208,945)	(933,406)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	3,276,837	1,533,711
Non-controlling interest	143,115	369,687
Total Stockholders’ Equity	3,419,952	1,903,398
Total Liabilities and Stockholders’ Equity	$13,336,239	$18,897,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,739,130	$2,008,987	$3,468,485	$5,330,776
Cost of revenues [1]	866,167	856,157	2,114,903	2,869,963
Gross profit	872,963	1,152,830	1,353,582	2,460,813

Operating expenses:
Sales and marketing [2]	434,788	1,540,220	1,053,198	3,228,669
Development [3]	1,787,768	2,681,643	4,184,902	5,085,980
General and administrative [4]	3,154,233	3,349,609	5,933,343	6,772,763
Impairment of goodwill	-	-	-	4,788,268
Impairment of intangible assets	4,004,627	149,048	4,004,627	4,640,102
Depreciation and amortization	104,854	117,725	202,208	233,796
Total operating expenses	9,486,270	7,838,245	15,378,278	24,749,578
Loss from operations	(8,613,307)	(6,685,415)	(14,024,696)	(22,288,765)
Interest expense	(244,750)	(191,662)	(443,870)	(393,258)
Other income (expense), net	657,175	(610,594)	1,008,492	(772,693)
Net loss	(8,200,882)	(7,487,671)	(13,460,074)	(23,454,716)
Less: Net loss attributable to non-controlling interest	(29,858)	(82,375)	(188,103)	(911,803)
Net loss attributable to Motorsport Games Inc.	$(8,171,024)	$(7,405,296)	$(13,271,971)	$(22,542,913)

Net loss attributable to Class A common stock per share:
Basic and diluted	$(3.02)	$(6.34)	$(5.42)	$(19.32)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	2,704,106	1,167,359	2,448,131	1,167,087

[1]	Includes related party costs of $0 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $6,228 for the six months ended June 30, 2023 and 2022, respectively.
[2]	Includes related party expenses of $0 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $17,076 and $0 for the six months ended June 30, 2023 and 2022, respectively.
[3]	Includes related party expenses of $15,435 and $824 for the three months ended June 30, 2023 and 2022, respectively, and $30,923 and $23,430 for the six months ended June 30, 2023 and 2022, respectively.
[4]	Includes related party expenses of $89,831 and $75,541 for the three months ended June 30, 2023 and 2022, respectively, and $181,876 and $98,337 for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,200,882)	$(7,487,671)	$(13,460,074)	$(23,454,716)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(196,951)	136,976	(275,539)	11,731
Comprehensive loss	(8,397,833)	(7,350,695)	(13,735,613)	(23,442,985)
Comprehensive loss attributable to non-controlling interests	(32,009)	(140,224)	(226,572)	(1,028,945)
Comprehensive loss attributable to Motorsport Games Inc.	$(8,365,824)	$(7,210,471)	$(13,509,041)	$(22,414,040)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2023
								Total Stockholders’
								Equity / Member’s		Total
	Class A		Class B		Additional		Accumulated Other	Equity Attributable		Stockholders’ Equity /
	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	to Motorsport	Non-controlling	Member’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance - January 1, 2023	1,183,808	$117	700,000	$70	$76,446,061	$(73,979,131)	$(933,406)	$1,533,711	$369,687	$1,903,398
Issuance of common stock	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party debt	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	-	-	-	-	249,233	-	-	249,233	-	249,233
Other comprehensive loss	-	-	-	-	-	-	(78,588)	(78,588)	(36,318)	(114,906)
Net loss	-	-	-	-	-	(5,100,947)	-	(5,100,947)	(158,245)	(5,259,192)
Balance - March 31, 2023	2,698,934	$269	700,000	$70	$91,215,242	$(79,080,078)	$(1,011,994)	$11,123,509	$175,124	$11,298,633
Stock-based compensation	21,394	-	-	-	521,303	-	-	521,303	-	521,303
Other comprehensive loss	-	-	-	-	-	-	(196,951)	(196,951)	(2,151)	(199,102)
Net loss	-	-	-	-	-	(8,171,024)	-	(8,171,024)	$(29,858)	(8,200,882)
Balance - June 30, 2023	2,720,328	$269	700,000	$70	$91,736,545	$(87,251,102)	$(1,208,945)	$3,276,837	$143,115	$3,419,952

	For the Three and Six Months Ended June 30, 2022
								Total Stockholders’
								Equity
	Class A		Class B		Additional		Accumulated Other	Equity Attributable		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	to Motorsport	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity

Balance - January 1, 2022	1,163,590	$116	700,000	$70	$75,652,853	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Stock-based compensation	3,769	-	-	-	353,030	-	-	353,030	-	353,030
Other comprehensive loss	-	-	-	-	-	-	(125,245)	(125,245)	(59,293)	(184,538)
Net loss	-	-	-	-	-	(15,137,617)	-	(15,137,617)	(829,428)	(15,967,045)
Balance - March 31, 2022	1,167,359	$116	700,000	$70	$76,005,883	$(53,125,943)	$(1,070,620)	$21,809,506	$373,944	$22,183,450
Stock-based compensation	-	-	-	-	238,573	-	-	238,573	-	238,573
Other comprehensive income (loss)	-	-	-	-	-	-	136,976	136,976	(57,849)	79,127
Net loss	-	-	-	-	-	(7,405,296)	-	(7,405,296)	(82,375)	(7,487,671)
Balance - June 30, 2022	1,167,359	$116	700,000	$70	$76,244,456	$(60,531,239)	$(933,644)	$14,779,759	$233,720	$15,013,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,460,074)	$(23,454,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	4,004,627	4,640,102
Loss on impairment of goodwill	-	4,788,268
Loss on impairment of property, plant and equipment	7,661	-
Depreciation and amortization	1,011,231	1,071,172
Non-cash lease expense	-	196,938
Purchase commitment and license liability interest accretion	396,547	-
Stock-based compensation	770,536	591,603
Changes in the fair value of stock warrants	(423,403)	-
Sales return and price protection reserves	280,000	1,098,397
Changes in assets and liabilities:
Accounts receivable	512,452	2,877,935
Due from related parties	(473,136)	-
Operating lease liabilities	(22,723)	(194,117)
Prepaid expenses and other assets	13,772	(572,926)
Accounts payable	(1,498,530)	(1,455,211)
Due to related parties	2,282	-
Other non-current liabilities	-	(475,927)
Accrued expenses and other liabilities	28,596	(1,160,816)
Net cash used in operating activities	$(8,850,162)	$(12,049,298)

Cash flows from investing activities:
Purchase of property and equipment	(24,437)	(196,346)
Net cash used in investing activities	$(24,437)	$(196,346)

Cash flows from financing activities:
Advances from related parties	-	143,517
Repayments on advances from related parties	-	(24,913)
Repayments of purchase commitment liabilities	(550,000)	(1,000,000)
Payment of license liabilities	(262,500)	(100,000)
Issuance of common stock from stock purchase commitment agreement	644,750	-
Issuance of common stock from registered direct offerings	10,404,784	-
Net cash provided by (used in) financing activities	$10,237,034	$(981,396)

Effect of exchange rate changes on cash and cash equivalents	(375,188)	630,451

Net increase (decrease) in cash and cash equivalents	987,247	(12,596,589)

Total cash and cash equivalents at beginning of the period	$979,306	$17,819,640

Total cash and cash equivalents at the end of the period	$1,966,553	$5,223,051

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$399,231	$-

Non-cash investing and financing activities:
Shares issued to Motorsport Network LLC for extinguishment of related party loan	$3,948,566	$-
Extinguishment of Motorsport Network LLC related party loan for Class A shares	$(3,948,566)	$-
Issuance of warrants in connection with registered direct offerings	$54,597	$-
Purchase commitment liability	$-	$29,681

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had a net loss of approximately $13.5 million, negative cash flows from operations of approximately $8.9 million and an accumulated deficit of $87.3 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had cash and cash equivalents of $2.0 million, which was reduced to $1.4 million as of July 31, 2023. For the three months ended June 30, 2023, the Company experienced an average net cash burn from operations of approximately $1.1 million a month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company is actively exploring several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets; and iii) cost reduction and restructuring initiatives, including re-evaluating its product roadmap, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of June 30, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via the ATM program would not be sufficient to satisfy its liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via the ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Due to the uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company has decided to explore strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets. For example, the Company is currently in discussions with a third-party for the potential sale of the Company’s NASCAR license. If any such strategic alternative is executed, including the consummation of a sale of the Company’s NASCAR license, it is expected it would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing the Company’s expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more strategic alternatives, including the consummation of a sale of the Company’s NASCAR license, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will even be successful in implementing a strategic plan for the sale or licensing of its assets, including the consummation of a sale of the Company’s NASCAR license, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control, such as, among other things, the required consent from NASCAR with respect to any sale of the Company’s NASCAR license.

As the Company continues to address its liquidity constraints, it has re-evaluated its product roadmap in the second quarter of 2023 and modified the expected timing and scope of certain new product releases, including the release of any future NASCAR games, which have been put on hold indefinitely. Further, the Company is evaluating its ability to deliver new titles under its other licenses, such as with INDYCAR and the British Touring Car Championship (the “BTCC”), which may result in further adjustments to the Company’s product roadmap. The Company continues to seek to reduce its monthly net cash-burn by reducing its cost base through maintaining and enhancing cost control initiatives, such as those that it expects to achieve through its previously announced organizational restructuring program (the “2022 Restructuring Program”), and is evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position, as well as create a healthy and sustainable Company from which to operate.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

If the Company is unable to satisfy its capital requirements, it could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of the Company’s business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its capital requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

Even if the Company does secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of the Company’s products due to the disposition of key assets, such as the potential sale of its NASCAR license, further changes in the Company’s product roadmap and/or the Company’s inability to deliver new products for its various other licenses; less than anticipated consumer acceptance of the Company’s offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of the Company’s products and events as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, the Company’s liquidity position may continue to be insufficient to satisfy its future capital requirements. If the Company is ultimately unable to satisfy its capital requirements, it would likely need to dissolve and liquidate its assets under the bankruptcy laws or otherwise.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023. The Company’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2022 and 2021 and for the years then ended which are included in the 2022 Form 10-K.

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Shares underlying outstanding equity-based awards were proportionately decreased and the respective per share exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All shares of common stock, equity-based awards, and per share information presented in the unaudited condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Adoption of Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), issued by the Financial Accounting Standards Board (the “FASB”) in November 2019. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument”, issued by the FASB in June 2016. ASU 2016-13, as amended by ASU 2019-11, requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally require a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies with annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Upon adoption, this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

On January 1, 2023, the Company adopted ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), issued by the FASB in August 2020. The amendments affect entities that issue convertible instruments, as well as contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in ASU 2020-06. These amendments improve U.S. GAAP by eliminating certain accounting models, therefore, simplifying the accounting for convertible instruments, and reducing complexity for preparers and practitioners, as well as improving the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, these amendments enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. ASU 2020-06 simplifies the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. These amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. These amendments improve U.S. GAAP by simplifying the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and improving inconsistency in the accounting for some contracts as derivatives while accounting for economically similar contracts as equity. Additionally, the amendments in ASU 2020-06 affect the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. This guidance is effective for smaller reporting companies with annual periods beginning after December 15, 2023, including the interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years after December 15, 2020, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Entities may also elect to adopt the amendments using the fully retrospective method of transition, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. Upon adoption, this guidance did not have a material impact on the unaudited condensed consolidated financial statements.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company recognized an expense of approximately $0.0 million and $0.3 million for sales returns and price protections as a reduction of revenues for the three and six months ended June 30, 2023, respectively. The Company recognized an expense of approximately $0.9 million and $1.1 million for sales returns and price protections as a reduction of revenues for the three and six months ended June 30, 2022, respectively.

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

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.4 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2023	2022
Stock options	69,992	76,167
Warrants	33,574	-
	103,566	76,167

NOTE 3 – INTANGIBLE ASSETS

Licensing Agreements

The Company has license agreements with various entities related to the development of video games and the organization and facilitation of esports events, including BARC (TOCA) Limited (“BARC”) with respect to the BTCC, and INDYCAR LLC (“INDYCAR”) with respect to the INDYCAR SERIES. As of June 30, 2023, the Company had a remaining liability in connection with these licensing agreements of approximately $0.8 million and $3.3 million, which is included in purchase commitments and other non-current liabilities, respectively, on the unaudited condensed consolidated balance sheets.

Impairment

During the three months ended June 30, 2023, the Company identified triggering events that indicated certain finite-lived intangible assets were at risk of impairment and as such, performed a quantitative impairment assessment to determine the recoverability of those finite-lived intangible assets. The primary trigger for the impairment review was the Company’s decision to explore strategic alternatives, including, but not limited to, the sale or licensing of the Company’s assets (the “Strategic Initiatives”), and that failure to consummate any such transaction would likely result in the Company being unable to comply with certain requirements of certain of its video game licenses.

As a result of the quantitative assessment, the Company determined the fair value of certain licensing agreements, software and non-compete agreements were lower than their respective carrying values and recorded an impairment loss for the three months ended June 30, 2023 of approximately $4.0 million. The Company determined the fair value of the finite-lived intangible assets subject to assessment using either a discounted cash flow valuation model or a cost to recreate valuation model, depending on the nature of the asset. The identified impairment losses were primarily driven by a reduction in expected future cash flows, driven by the triggering event factors discussed above. The principal assumptions used in the discounted cash flow valuation model were forecasted cash flows and the expected proceeds from the sale of certain assets should the Company be successful in its Strategic Initiatives, while the principal assumptions used in the cost to recreate valuation model were production hours, cost per hour and technological obsolescence. The Company considers these assumptions to be judgmental and subject to risk and uncertainty, which could result in further changes in subsequent periods.

The impairment loss is presented as impairment of intangible assets in the unaudited condensed consolidated statements of operations and comprehensive loss.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

The following is a summary of intangible assets as of June 30, 2023:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2023	$7,198,363	$1,546,645	$8,656,842	$560,000	$212,185	$243,243	$(5,057,048)	$13,360,230
Amortization expense	-	-	-	-	-	-	(842,350)	(842,350)
Impairment of intangible assets	(3,457,202)	-	(481,142)	-	-	(66,283)	-	(4,004,627)
FX translation adjustments	-	45,703	41,880	-	(28,768)	1,216	(28,890)	31,141
Balance as of June 30, 2023	$3,741,161	$1,592,348	$8,217,580	$560,000	$183,417	$178,176	$(5,928,288)	$8,544,394

Weighted average remaining amortization period as of June 30, 2023	11.25	-	3.8	-	-	0.8	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non-Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2023	$1,146,010	$3,212,135	$560,000	$138,903	$5,057,048
Amortization expense	113,124	690,237	-	38,989	842,350
Foreign currency translation adjustment	1,876	24,900	-	2,114	28,890
Balance as of June 30, 2023	$1,261,010	$3,927,272	$560,000	$180,006	$5,928,288

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

Total
2023 (remaining period)	$767,085
2024	1,494,431
2025	1,356,899
2026	1,110,113
2027	348,055
Thereafter	1,692,046
$6,768,629

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Amortization expense related to intangible assets was approximately $0.4 million for both the three months ended June 30, 2023 and 2022, and amortization expense related to intangible assets was approximately $0.8 million for both the six months ended June 30, 2023 and 2022. Within intangible assets is approximately $3.5 million of licensing agreements that are not presently subject to amortization. These non-amortizing licensing agreements will begin amortizing upon release of the first title under the respective license agreement.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued royalties	$595,472	$274,085
Accrued professional and consulting fees	732,282	720,470
Accrued development costs	93,134	172,164
Accrued taxes	23,213	149,842
Accrued payroll	703,686	372,358
Deferred revenue	136,532	311,945
Loss contingency reserves	798,268	1,100,000
Accrued other	277,011	315,560
Total	$3,359,598	$3,416,424

NOTE 5 – RELATED PARTY LOANS

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10 million at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10 million to $12 million, with no changes to the other terms. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge.

On September 8, 2022, the Company entered into a support agreement with Motorsport Network (the “Support Agreement”) pursuant to which Motorsport Network issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Motorsport Network would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or the Company generates positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Motorsport Network on January 30, 2023 and February 1, 2023, relieving the Company of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock.

As of June 30, 2023, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Motorsport Network will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of June 30, 2023 and December 31, 2022, the balance due to Motorsport Network under the $12 million Line of Credit was $0 and $3,670,000, respectively, as well as unpaid accrued related party interest of $0 and $96,667, respectively.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, which is discussed in Note 5 – Related Party Loans, from time to time, Motorsport Network, and other related entities pay for Company expenses on the Company’s behalf. During the six months ended June 30, 2023 and 2022, the Company incurred expenses of approximately $0.2 million and $0.1 million, respectively, that were paid by Motorsport Network on its behalf and are reimbursable by the Company to Motorsport Network. During the six months ended June 30, 2023 and 2022, approximately $1 million and $0.1 million, respectively, was paid to related parties in settlement of related party payables.

The Company has regular related party receivables and payables outstanding as of June 30, 2023 and December 31, 2022. Specifically, the Company owed approximately $30,000 to its related parties as a related party payable and was due approximately $0.1 million from its related parties as a related party receivable as of June 30, 2023. As of December 31, 2022, the Company owed approximately $0.8 million to its related parties as a related party payable and was due approximately $0.2 million from its related parties as a related party receivable.

Backoffice Services Agreement

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Motorsport Network (the “Backoffice Services Agreement”), following the expiration of the Company’s prior services agreement with Motorsport Network. Pursuant to the Backoffice Services Agreement, Motorsport Network will provide accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Backoffice Services Agreement, the Company is required to pay a monthly fee to Motorsport Network of $17,500. For the six months ended June 30, 2023, the Company incurred $105,000 in fees in connection with the Backoffice Services Agreement, and $52,500 for the three months ended June 30, 2023, presented in general and administrative expenses with the condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of June 30, 2023, the Company had 2,720,328 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10.

704Games Warrants

As of June 30, 2023 and December 31, 2022, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of June 30, 2023, the warrants had no intrinsic value and a remaining life of 2.3 years.

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

As of June 30, 2023, the Wainwright Warrants were assessed to have a fair value of approximately $0.1 million and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheet.

The Company utilized a Black-Scholes Option Pricing Model to determine the fair value of the Wainwright Warrants.    The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, and risk-free interest rate. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the Wainwright Warrants are expected to be outstanding and is estimated using the contractual term of the Wainwright Warrants. As of June 30, 2023, the Wainwright Warrants had no intrinsic value.

Stock Purchase Commitment Agreement

During the six months ended June 30, 2023, the Company issued 175,167 shares of the Company’s Class A common stock, with a fair value of $657,850, to Alumni Capital LP (“Alumni Capital”). The shares were sold pursuant to a stock purchase commitment agreement, that was entered into on December 9, 2022 with Alumni Capital (the “Alumni Purchase Agreement”). Under the Alumni Purchase Agreement, the Company may sell Alumni Capital up to $2,000,000 of shares of the Company’s Class A common stock, subject to certain restrictions, through the commitment period expiring December 31, 2023. As of June 30, 2023, the remaining commitment amount under the Alumni Purchase Agreement amounted to $1,302,676.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of June 30, 2023, 21,815 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, notably awards made to the Company’s former Chief Executive Officer in conjunction with the Company’s initial public offering that vested immediately, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

The following is a summary of stock-based compensation award activity for the six months ended June 30, 2023:

Number of Options
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2023 (net of forfeitures)	74,285
Stock options awarded to Board of Directors under the MSGM 2021 Stock Plan	26,316
Forfeited, cancelled or expired	(30,609)
Awards outstanding under the MSGM 2021 Stock Plan as of June 30, 2023 (net of forfeitures)	69,992

On April 4, 2023, the Company granted an aggregate of 26,316 stock option awards under the MSGM 2021 Stock Plan to its directors with a grant date fair value of approximately $0.1 million, which will fully vest on the one-year anniversary of the award issuance date. Additionally, on June 9, 2023, the Company granted 21,394 restricted shares of Class A Common Stock outside of the MSGM 2021 Stock Plan, with a grant fair value of approximately $30,000, to a consultant pursuant to a consultancy agreement entered into in February 2023. These restricted shares of Class A Common Stock will fully vest on the one-year anniversary of the date of the consultancy agreement.

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and Administrative	$525,952	$188,201	$545,378	$458,323
Sales and Marketing	(16,982)	32,365	222,735	78,839
Development	12,333	18,007	2,423	54,441
Stock-based compensation expense	$521,303	$238,573	$770,536	$591,603

As of June 30, 2023, there was approximately $0.3 million of unrecognized stock-based compensation expense which will be recognized over approximately 1.8 years.

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

On February 11, 2021, HC2 Holdings 2 Inc. (now known as Innovate 2) and Continental General Insurance Company (“Continental”), former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the U.S. District Court for the District of Delaware against the Company, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the manager of Motorsport Network. The complaint was later amended and added Leo Capital Holdings LLC as an additional plaintiff and the controller of Motorsport Network as an additional individual defendant. The complaint alleges, among other things, purported misrepresentations and omissions concerning 704Games’ financial condition made in connection with the Company’s purchase of these minority shareholders’ interest in 704Games in August and October 2021. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder; Section 20(a) of the Exchange Act; Section 20A of the Exchange Act; breach of the Company’s obligations under the Stockholders’ Agreement dated August 14, 2018; fraudulent inducement; breach of fiduciary duties; and unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on the date of plaintiffs’ sale and the purchase price that was paid, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ complaint. On March 28, 2022, the court entered an order denying the motion to dismiss.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of June 30, 2023 and December 31, 2022, the Company has recognized a settlement liability of $0.8 million and $1.1 million, respectively, in other current liabilities as it relates to this case. The Company continues to defend its position with the remaining plaintiffs, the outcome of which is uncertain at this time. Refer to Note 4 – Accrued Expenses and Other Current Liabilities.

On July 28, 2023, Wesco Insurance Company (“Wesco”) filed a complaint in state court in Florida against the Company, as well as the other defendants involved in the litigation related to the HC2 and Continental Complaint (the “Underlying Action”). The Company had previously submitted the Underlying Action for coverage under a management liability policy issued by Hallmark Specialty Insurance Company and an excess policy with Wesco (the “Wesco Policy”). Wesco’s complaint seeks declaratory relief to determine Wesco’s obligations to the defendants under an excess policy of insurance issued to the Company by Wesco for the Underlying Action. Wesco claims that there is no coverage afforded to the defendants for the Underlying Action under the Wesco Policy. The Company disagrees with and disputes Wesco’s position regarding coverage for the Underlying Action under the Wesco Policy and will defend its position.

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the FIA World Endurance Championship (the “WEC”), as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,700,000 USD as of June 30, 2023) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the six months ended June 30, 2023, the Company did not pay any royalties to Epic under the agreement.   Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Minimum Royalty Guarantees

The Company is required to make certain minimum royalty guarantee payments to third-party licensors, arising primarily from its NASCAR, INDYCAR and BTCC licenses, Le Mans Video Gaming License and Le Mans Esports License (collectively the “Video Game Licenses”). These minimum royalty guarantee payments apply throughout the duration of the Video Game Licenses’ agreements, which expire between fiscal years ending December 31, 2026 and 2032, and give rise to a minimum royalty guarantee commitment of $17.4 million for the remaining duration of these arrangements as of June 30, 2023. The Company paid an aggregate of $0.4 million to honor its minimum royalty guarantee commitments during the six months ended June 30, 2023 and expects to pay an additional $1.6 million during the remainder of 2023.

In addition to the minimum royalty guarantee payments, the Company is obligated by the Video Game Licenses’ agreements to spend a minimum amount on relevant marketing activities each year, aggregating to $2.35 million across all of the agreements. As of June 30, 2023, the Company has not fulfilled any of its minimum marketing obligation for fiscal year 2023.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2023	2022	2023	2022
Customer B	26.7%	39.5%	25.5%	26.2%
Customer C	29.8%	29.7%	28.5%	21.6%
Customer D	24.2%	24.6%	26.0%	21.5%
Total	80.7%	93.8%	80.0%	69.3%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	June 30, 2023	December 31, 2022
Customer A	*	50.5%
Customer B	29.5%	11.2%
Customer C	46.7%	15.2%
Customer D	18.4%	13.1%
Total	94.6%	90.0%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2023	2022	2023	2022
Supplier A	66.5%	54.7%	41.8%	27.4%
Supplier C	*	16.9%	*	*
Total	66.5%	71.6%	41.8%	27.4%

*	Less than 10%.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months six months ended June 30, 2023 and 2022 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “Esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Gaming	$1,739,096	$1,941,938	$3,178,313	$4,900,326
Esports	34	67,049	290,172	430,450
Total Revenues	$1,739,130	$2,008,987	$3,468,485	$5,330,776

Cost of Revenues:
Gaming	$865,309	$820,737	$1,740,148	$2,224,744
Esports	858	35,420	374,755	645,219
Total Cost of Revenues	$866,167	$856,157	$2,114,903	$2,869,963

Gross Profit (Loss):
Gaming	$873,787	$1,121,201	$1,438,165	$2,675,582
Esports	(824)	31,629	(84,583)	(214,769)
Total Gross Profit	$872,963	$1,152,830	$1,353,582	$2,460,813

Loss From Operations:
Gaming	$(8,559,203)	$(6,393,338)	$(13,664,576)	$(21,437,759)
Esports	(54,104)	(292,077)	(360,120)	(851,006)
Total Loss From Operations	$(8,613,307)	$(6,685,415)	$(14,024,696)	$(22,288,765)

Depreciation and Amortization:
Gaming	$92,497	$109,656	$177,615	$217,139
Esports	12,357	8,069	24,593	16,657
Total Depreciation and Amortization	$104,854	$117,725	$202,208	$233,796

Interest Expense, net:
Gaming	$(244,750)	$(191,662)	$(443,870)	$(393,258)
Esports	-	-	-	-
Total Interest Expense, net	$(244,750)	$(191,662)	$(443,870)	$(393,258)

Other Income (Expense), net:
Gaming	$664,264	$(610,481)	$1,032,508	$(767,605)
Esports	(7,089)	(113)	(24,016)	(5,088)
Total Other Income (Expense), net	$657,175	$(610,594)	$1,008,492	$(772,693)

Net Loss:
Gaming	$(8,139,689)	$(7,195,481)	$(13,075,938)	$(22,598,621)
Esports	(61,193)	(292,190)	(384,136)	(856,095)
Total Net Loss	$(8,200,882)	$(7,487,671)	$(13,460,074)	$(23,454,716)

	June 30, 2023	December 31, 2022
Total Assets:
Gaming	$11,104,297	$16,315,359
Esports	2,231,942	2,582,433
Total Assets	$13,336,239	$18,897,792

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited consolidated financial statements were issued.

On July 28, 2023, Wesco filed a complaint in state court in Florida against the Company, as well as the other defendants involved in the litigation related to the HC2 and Continental Complaint. Refer to Note 9 – Commitments and Contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport Games,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

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

Started in 2018 as a wholly-owned subsidiary of Motorsport Network, we are currently the official developer and publisher of the NASCAR video game racing franchise and have obtained the official licenses to develop multi-platform games for the BTCC, the 24 Hours of Le Mans race and the WEC, as well as INDYCAR. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content. For the three and six months ended June 30, 2023 and 2022, a majority of our revenue was generated from sales of our NASCAR racing video games.

As discussed elsewhere in this Report, due to the uncertainty surrounding the Company’s ability to raise funding, and in light of its liquidity position and anticipated future funding requirements, the Company has decided to explore strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets. For example, the Company is currently in discussions with a third-party for the potential sale of the Company’s NASCAR license. There are no assurances that the Company will even be successful in implementing a strategic plan for the sale or licensing of its assets, including the consummation of a sale of the Company’s NASCAR license, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control, such as, among other things, the required consent from NASCAR with respect to any sale of the Company’s NASCAR license. Accordingly, as the Company continues to address its liquidity constraints, it has re-evaluated its product roadmap in the second quarter of 2023 and modified the expected timing and scope of certain new product releases, including the release of any future NASCAR games, which have been put on hold indefinitely. Further, the Company is evaluating its ability to deliver new titles under its other licenses, such as with INDYCAR and the BTCC, which may result in further adjustments to the Company’s product roadmap. See Note 1 – Business Organization, Nature of Operations, and Risks and Uncertainties in our condensed consolidated financial statements and “—Liquidity and Capital Resources” for further information.

As of June 30, 2023, we have a total headcount of 104 people, made up of 102 full-time employees, including 65 dedicated to game development. Our headcount numbers as of June 30, 2023, reflect that we have ceased our development operations in Russia effective September 2022, as a result of the Ukraine-Russia conflict and as such, we do not expect the Company’s development operations to have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

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

As a result of the 2022 Restructuring Program, the Company initially expected to eliminate approximately 20% of its overhead costs worldwide and deliver approximately $4 million of total annualized cost reductions by the end of 2023, of which $2.5 million was achieved by the end of 2022. As of June 30, 2023, the Company had increased its annualized savings to $4.9 million, while having incurred restructuring costs of approximately $1.3 million to date.

The Company continues to seek to reduce its monthly net cash-burn by reducing its cost base through maintaining and enhancing cost control initiatives, such as those that it expects to achieve through the 2022 Restructuring Program, and is evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position.

Trends and Factors Affecting Our Business

Product Release Schedule: Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
NASCAR 21: Ignition	October 28, 2021, available on PC and consoles
NASCAR Heat Ultimate Edition+	November 19, 2021, available on Nintendo Switch
KartKraft	January 26, 2022, available on PC (full release)
rFactor 2 Q1 2022 Content Update	February 7, 2022, available on PC
rFactor 2 Q2 2022 Content Update	May 10, 2022, available on PC
rFactor 2 Q3 2022 Content Update	August 8, 2022, available on PC
NASCAR 21: Ignition 2022 Season Expansion	October 6, 2022, available on PC and next generation consoles
NASCAR Rivals	October 14, 2022, available on Nintendo Switch
rFactor 2 Q4 2022 Content Update	November 7, 2022, available on PC
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC
NASCAR Heat 5 – Next Gen Car Update	June 23, 2023, available on PC and consoles

We continually evaluate our product release schedule and modify the timing of upcoming products if we believe it will result in a better consumer experience. For example, we recently modified the timing of the upcoming INDYCAR game to 2024, from an original planned release in 2023, and currently anticipate a December 2023 release date for our upcoming Le Mans Ultimate game, which was announced in June 2023.

Further, as discussed above and elsewhere in this Report, due to the uncertainty surrounding the Company’s ability to raise funding, and in light of its liquidity position and anticipated future funding requirements, the Company is currently in discussions with a third-party for the potential sale of the Company’s NASCAR license. There are no assurances that the Company will consummate a sale of the Company’s NASCAR license, which is subject to the satisfaction of conditions beyond the Company’s control, such as, among other things, the required consent from NASCAR. As a result, in the second quarter of 2023, the Company decided that the release of any future NASCAR games will be put on hold indefinitely. Additionally, the Company is evaluating its ability to deliver new titles under its other licenses, such as with INDYCAR and the BTCC, which may result in further adjustments to the Company’s product roadmap. See Note 1 – Business Organization, Nature of Operations, and Risks and Uncertainties in our condensed consolidated financial statements and “—Liquidity and Capital Resources” for further information.

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

Concentration of Sales: Our NASCAR products have historically accounted for the majority of our revenue. However, we have worked to diversify our product offerings and revenue from other sources by introducing titles such as KartKraft, rFactor 2 and the 24 Hours of Le Mans Virtual esports event to our portfolio of product offerings and thereby reducing our dependency on the NASCAR franchise as our substantially sole source of revenue. For example, revenues associated with our NASCAR franchise accounted for approximately 67.5% and 61.1% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.

Retail Distribution: Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). Due to our modified product release schedule, we did not recognize significant revenue from sales of physical gaming products during the six months ended June 30, 2023. We expect to continue to use a limited number of distribution partners in the future for sales of our physical gaming products and as such, concentration risk remains a relevant factor for the Company. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2022 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Digital Business: Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the six months ended June 30, 2023, and 2022, approximately 84.2% and 67.0%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports: We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. The first quarter of 2023 was another successful quarter for our Esports segment, with the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual, in January and the return of the popular community rFactor 2 competition ‘GT Challenge’. Our dedicated esports events had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched for the three months ended June 30, 2023.

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

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of certain definite lived intangible assets acquired through our various acquisitions.

Results of Operations

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.

Revenue

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
Gaming	$1,739,096	$1,941,938	$(202,842)	(10.4)%
Esports	34	67,049	(67,015)	(99.9)%
Total Revenues	$1,739,130	$2,008,987	$(269,857)	(13.4)%

Consolidated revenues were $1.7 million and $2.0 million for 2023 and 2022, respectively, a decrease of $0.3 million, or 13.4%, when compared to the prior period.

Gaming segment revenues represented approximately 100% and 96.7% of our total 2023 and 2022 revenues, respectively, decreasing by $0.2 million, or 10.4%, when compared to the prior period. The decrease in Gaming segment revenues was primarily due to $0.7 million in lower digital and mobile game sales, driven by lower volumes of sales and less favorable pricing, and a $0.4 million reduction in revenues earned through the development of simulation platforms for third parties. The change in digital and mobile game sales was primarily driven by a $0.5 million reduction in NASCAR title sales on PC, consoles and mobile platforms and a $0.2 million reduction in rFactor 2 and KartKraft title sales on PC. The lower period over period revenues were partially offset by a $0.8 million reduction in sales allowances recognized in 2023, when compared to 2022.

Esports segment revenues represented approximately 0% and 3.3% of our total 2023 and 2022 revenues, respectively, decreasing by $0.1 million, or approximately 100%, when compared to the prior period. The decrease in Esports segment revenue was primarily due to lower sponsorship revenue from our Le Mans Virtual Series, which completed its 2022-23 season in January 2023.

Cost of Revenues

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
Cost of Revenues:
Gaming	$865,309	$820,737	$44,572	5.4%
Esports	858	35,420	(34,562)	(97.6)%
Total Cost of Revenues	$866,167	$856,157	$10,010	1.2%

Consolidated cost of revenues were $0.9 million for both 2023 and 2022, remaining flat when compared to the prior period.

Gaming segment cost of revenues represented approximately 99.9% and 95.9% of our total 2023 and 2022 cost of revenues, respectively, increasing by approximately $0.05 million, or 5.4%, when compared to the prior period. The increase in Gaming segment cost of revenues was primarily driven by a $0.1 million increase in royalty and license fees, driven by increases in the annual contractual minimum royalty guarantee payments due on our gaming licenses. This increase was partially offset by a $0.05 million reduction in game production costs, which were higher in 2022 due to the development of a simulation platform for a third-party that did not repeat in 2023.

Esports segment cost of revenues represented approximately 0.1% and 4.1% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.04 million, or 97.6%, when compared to the prior period. The decrease in Esports segment cost of revenues was primarily driven by $0.04 million of lower studio and televised production costs.

Gross Profit

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
Gross Profit (Loss):
Gaming	$873,787	$1,121,201	$(247,414)	(22.1)%
Esports	(824)	31,629	(32,453)	102.6%
Total Gross Profit (Loss)	$872,963	$1,152,830	$(279,867)	(24.3)%

Gaming - Gross Profit Margin	50.2%	57.7%
Esports - Gross Profit Margin	(2,423.5)%	47.2%
Total Gross Profit Margin	50.2%	57.4%

Consolidated gross profit was $0.9 million and $1.2 million for 2023 and 2022, respectively, a decrease of $0.3 million, or 24.3%, when compared to the prior period. Gross profit margin was 50.2% in 2023, compared to 57.4% in 2022, a decrease of 720 basis points. The decreases in both gross profit and gross profit margin were driven primarily by lower gaming revenues, which did not lead to a corresponding decrease in cost of revenues due to certain minimum royalty guarantees.

Gaming segment gross profit was $0.9 million for 2023, compared to $1.1 million for 2022, representing a gross profit margin of 50.2% for 2023 and 57.7% for 2022. The decrease in our Gaming segment gross profit of $0.2 million, and corresponding decrease in gross profit margin, were primarily due to lower gaming revenues as discussed above.

Esports segment was break even at the gross profit level for 2023, compared to a $0.03 million gross profit, or 47.2% gross profit margin, for 2022, a decrease of $0.03 million, or 102.6%, when compared to the prior year. The change in gross profit for 2023 when compared to the prior period was primarily due to the timing of revenue and cost recognition as it relates to the Le Mans Virtual Series, which held its final event in January 2023.

Operating Expenses

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
Operating Expenses:
Sales and marketing	$434,788	$1,540,220	$(1,105,432)	(71.8)%
Development	1,787,768	2,681,643	(893,875)	(33.3)%
General and administrative	3,154,233	3,349,609	(195,376)	(5.8)%
Impairment of intangible assets	4,004,627	149,048	3,855,579	2,586.8%
Depreciation and amortization	104,854	117,725	(12,871)	(10.9)%
Total Operating Expenses	$9,486,270	$7,838,245	$1,648,025	21.0%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.4 million and $1.5 million for 2023 and 2022, respectively, representing a $1.1 million, or 71.8%, decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $0.6 million reduction in external marketing expense, as well as a $0.5 million reduction in payroll and employee related expenses as a result of lower headcount when compared to the prior period.

Development

Development expenses were $1.8 million and $2.7 million for 2023 and 2022, respectively, representing a $0.9 million, or 33.3%, decrease when compared to the prior period. The reduction in development expense was primarily driven by a $0.7 million reduction in payroll expense, as a result of lower headcount when compared to the prior period, as well as a $0.2 million reduction in external development expense driven by ongoing cost rationalization measures.

General and Administrative

General and administrative (“G&A”) expenses were $3.2 million and $3.3 million for 2023 and 2022, respectively, a decrease of $0.2 million, or 5.8%, when compared to the prior period. The reduction in G&A expense was primarily driven by a $0.5 million reduction legal and professional costs, due to the settlement of litigation in 2022 that did not repeat in 2023, a $0.3 million reduction in payroll and employee related expenses due to lower headcount period over period, and a $0.3 million reduction in insurance costs. This was partially offset by a $0.6 million increase in severance costs and a $0.3 million increase in stock-based compensation expense, both driven by the departure of the Company’s former Chief Executive Officer in 2023.

Impairment of Intangible Assets

Impairment of indefinite-lived intangible assets was $0 and $0.1 million in 2023 and 2022, respectively. The triggers for the assessments in 2022 were the changes to the Company’s product roadmap and the Company’s market capitalization, resulting in a $0.1 million impairment loss relating primarily to the rFactor 2 trade name and the Le Mans Video Gaming License.

Impairment of finite-lived intangible assets was $4.0 million and $0 in 2023 and 2022, respectively. The trigger for the impairment in 2023 was the Company’s decision to explore strategic alternatives and potential options for its business, resulting in a probable likelihood of the sale of certain licensing rights that would result in the Company’s inability to comply with the terms of a licensing agreement by the end of the year and the resulting reduction in expected future revenues.

Depreciation and Amortization

Depreciation and amortization expenses for 2023 and 2022 presented no significant changes to the depreciation of capital assets.

Interest Expense

Interest expense for 2023 and 2022 presented no significant changes, remaining flat at $0.2 million respectively. Interest expense primarily consists of ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities.

Other Income (Expense), net

Other income, net for 2023 was $0.7 million, compared to other expense, net of $0.6 million for 2022, an improvement of $1.3 million. Other income, net for 2023 primarily consisted of foreign currency gains of $0.2 million and $0.4 million gain from a change in fair value of stock warrant liabilities, compared to other expenses, net for 2022 that primarily consisted of foreign currency losses of $0.65 million. The change in other income (expense), net between 2023 and 2022 is primarily due to favorable swings in foreign currency gains and losses period over period, arising from remeasuring transactions denominated in a currency other than U.S. dollars, as well as the change in the fair value of the Company’s stock warrants liabilities.

Other Comprehensive (Loss) Income

Other comprehensive loss was $0.2 million for 2023, compared to other comprehensive income of $0.1 million for 2022. The $0.3 million change in other comprehensive (loss) income was primarily due to activity in our U.K., Australian, Georgian and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

The loss attributable to non-controlling interest decreased by $0.05 million to a loss of $0.03 million as compared to a loss of $0.08 million for 2022. The improvement was attributed to the reduction of net losses in Le Mans Esports Series Ltd (the “Le Mans Joint Venture”).

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.

Revenue

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
Gaming	$3,178,313	$4,900,326	$(1,722,013)	(35.1)%
Esports	290,172	430,450	(140,278)	(32.6)%
Total Revenues	$3,468,485	$5,330,776	$(1,862,291)	(34.9)%

Consolidated revenues were $3.5 million and $5.3 million for 2023 and 2022, respectively, a decrease of $1.9 million, or 34.9%, when compared to the prior period.

Gaming segment revenues represented 91.6% and 91.9% of our total 2023 and 2022 revenues, respectively, decreasing by $1.7 million, or 35.1%, when compared to the prior period. The decrease in Gaming segment revenues was primarily due to $1.3 million in lower digital and mobile game sales and $0.7 million in lower retail sales, both of which were primarily driven by lower volumes of sales, as well as less favorable pricing. The change in digital and mobile game sales was primarily driven by a $1.0 million reduction in NASCAR title sales on PC, consoles and mobile platforms, and a $0.3 million reduction in rFactor 2 and KartKraft title sales on PC, respectively. The reduction in retail game sales of $0.7 million was due to lower retail sales of our NASCAR titles in 2023 when compared to the same period in 2022.

In addition to the decreases in revenue generated by game sales, revenue earned through the development of simulation platforms for third-parties was $0.5 million lower in 2023 compared to 2022. The lower period over period revenues were partially offset by $0.8 million reduction in sales allowances recognized in 2023, when compared to 2022.

Esports segment revenues represented 8.4% and 8.1% of our total 2023 and 2022 revenues, respectively, decreasing by $0.1 million, or 32.6%, when compared to the prior period. The decrease in Esports segment revenue was primarily due to lower sponsorship revenue from our Le Mans Virtual Series, which completed its 2022-23 season in January 2023.

Cost of Revenues

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
Cost of Revenues:
Gaming	$1,740,148	$2,224,744	$(484,596)	(21.8)%
Esports	374,755	645,219	(270,464)	(41.9)%
Total Cost of Revenues	$2,114,903	$2,869,963	$(755,060)	(26.3)%

Consolidated cost of revenues were $2.1 million and $2.9 million for 2023 and 2022, respectively, a decrease of $0.8 million, or 26.3%, when compared to the prior period.

Gaming segment cost of revenues represented 82.3% and 77.5% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.5 million, or 21.8%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.3 million reduction in game production costs, a $0.2 million reduction in royalty payments and a $0.1 million reduction in development costs incurred to develop a simulation platform for a third-party. The decrease in production costs was due to no new physical inventory production in 2023, compared to additional units of NASCAR 21: Ignition being produced in 2022, and the reduction in royalty payments was driven by the decrease in digital and retail game sales. These reductions were partially offset by an increase in license fees of $0.1 million.

Esports segment cost of revenues represented 17.7% and 22.5% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.3 million, or 41.9%, when compared to the prior period. The decrease in Esports segment cost of revenues was primarily driven by $0.3 million of lower studio and televised production costs associated with the final round of the Le Mans Virtual Series event for 2023 compared to 2022.

Gross Profit

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
Gross Profit (Loss):
Gaming	$1,438,165	$2,675,582	$(1,237,417)	(46.2)%
Esports	(84,583)	(214,769)	130,186	(60.6)%
Total Gross Profit (Loss)	$1,353,582	$2,460,813	$(1,107,231)	(45.0)%

Gaming – Gross Profit Margin	45.2%	54.6%
Esports – Gross Profit Margin	(29.1)%	(49.9)%
Total Gross Profit Margin	39.0%	46.2%

Consolidated gross profit was $1.4 million and $2.5 million for 2023 and 2022, respectively, a decrease of $1.1 million, or 45.0%, when compared to the prior period. Gross profit margin was 39.0% in 2023, compared to 46.2% in 2022, where the basis point decrease was driven primarily by lower gaming revenues as discussed above.

Gaming segment gross profit was $1.4 million for 2023, compared to $2.7 million for 2022, representing a gross profit margin of 45.2% for 2023 and 54.6% for 2022. The decrease in our Gaming segment gross profit of $1.2 million, and corresponding decrease in gross profit margin, was primarily due to lower gaming revenues as discussed above.

Esports segment gross loss was $0.1 million for 2023, compared to $0.2 million for 2022, representing a negative gross profit margin of 29.1% and 49.9% for 2023 and 2022, respectively. This improvement in our Esports segment gross loss of $0.1 million, and corresponding improvement in negative gross profit margin, was primarily due to lower production costs associated with the final round of the Le Mans Virtual Series event for 2023 compared to 2022.

Operating Expenses

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
Operating Expenses:
Sales and marketing	$1,053,198	$3,228,669	$(2,175,471)	(67.4)%
Development	4,184,902	5,085,980	(901,078)	(17.7)%
General and administrative	5,933,343	6,772,763	(839,420)	(12.4)%
Impairment of goodwill	-	4,788,268	(4,788,268)	(100.0)%
Impairment of intangible assets	4,004,627	4,640,102	(635,475)	(13.7)%
Depreciation and amortization	202,208	233,796	(31,588)	(13.5)%
Total Operating Expenses	$15,378,278	$24,749,578	$(9,371,300)	(37.9)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $1.1 million and $3.2 million for 2023 and 2022, respectively, representing a $2.2 million, or 67.4% decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $1.4 million reduction in external marketing expense, as well as a $0.8 million reduction in payroll and employee related expenses as a result of lower headcount when compared to the prior period.

Development

Development expenses were $4.2 million and $5.1 million for 2023 and 2022, respectively, representing a $0.9 million, or 17.7%, decrease when compared to the prior period. The reduction in development expense was primarily driven by a $1.1 million reduction in payroll and employee related expenses expense as a result of lower headcount when compared to the prior period, partially offset by a $0.2 million increase in software and hosting fees incurred to support our ongoing development efforts.

General and Administrative

G&A expenses were $5.9 million and $6.8 million for 2023 and 2022, respectively, a decrease of $0.8 million, or 12.4%, when compared to the prior period. The reduction in G&A expense was primarily driven by a $0.4 million reduction in legal and professional costs, including related party back office support costs, due to the settlement of litigation in 2022 that did not repeat in 2023, a $0.5 million reduction in payroll and employee related expenses, including travel expenses, due to lower headcount period over period, a $0.4 million reduction in insurance costs and a $0.2 million reduction in software and subscription costs. This was partially offset by a $0.6 million increase in severance costs, driven by the departure of the Company’s former Chief Executive Officer in 2023.

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

Impairment of Intangible Assets

Impairment of indefinite-lived intangible assets was $0 and $3.3 million in 2023 and 2022, respectively. The triggers for the assessments in 2022 were the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The indefinite-lived intangible asset impairment losses primarily relate to the rFactor 2 trade name and the Le Mans Video Gaming License and are mainly driven by a reduction in expected future revenues following changes made to the Company’s product roadmap in the first quarter of 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

Impairment of finite-lived intangible assets was $4.0 million and $1.3 million in 2023 and 2022, respectively. The trigger for the impairment in 2023 was the Company’s decision to explore strategic alternatives and potential options for its business, resulting in a probable likelihood of the sale of certain licensing rights that would result in the Company’s inability to comply with the terms of a licensing agreement by the end of the year and the resulting reduction in expected future revenues. The triggers for the impairment in 2022 were the changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The finite-lived intangible asset impairment losses relate to the rFactor 2 technology and was primarily driven by a change in the technical obsolescence assumption used when determining the fair value of the asset.

Depreciation and Amortization

Depreciation and amortization expenses for 2023 and 2022 presented no significant changes to the depreciation of capital assets.

Interest Expense

Interest expense was $0.4 million for both 2023 and 2022 primarily from ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities.

Other (Expense) Income, net

Other income, net for 2023 was $1.0 million, compared to other expense, net of $0.8 million for 2022, an improvement of $1.8 million compared to the prior period. Other income, net for 2023 consisted of foreign currency gains of $0.4 million, $0.4 million in gains from changes in the fair value of stock warrant liabilities, rental income of $0.1 million, and $0.1 million of gains derived from relief provided by certain vendors, compared to other expense, net for 2022 that consisted of foreign currency losses of $0.9 million and rental income of $0.1 million. The change in other (expense) income, net was primarily driven by the $1.2 million favorable swing in foreign currency gains and losses period over period, arising from remeasuring transactions denominated in a currency other than U.S. dollars, and $0.4 million in gains from the changes in fair value of stock warrant liabilities.

Other Comprehensive (Loss) Income

Other comprehensive loss was $0.3 million for 2023, compared to other comprehensive income of $0.01 million for 2022. The $0.3 million change in other comprehensive (loss) income was primarily due to unrealized foreign currency translation adjustments arising from our activity in our U.K., Australian, Georgian and Netherlands subsidiaries.

Net Loss Attributable to Non-Controlling Interest

For 2023, the loss attributable to the non-controlling interest decreased by $0.7 million to a loss of $0.2 million as compared to a loss of $0.9 million for 2022. The improvement was attributed to the reduction of net losses in the Le Mans Joint Venture.

Liquidity and Capital Resources

Liquidity

Since our inception and prior to our initial public offering (“IPO”), we financed our operations primarily through advances from Motorsport Network, which were subsequently incorporated into a line of credit provided by Motorsport Network pursuant to the $12 million Line of Credit, as described below.

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

We measure our liquidity in a number of ways, including the following:

Liquidity Measure (in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$2.0	$1.0
Working capital	$(2.6)	$(9.3)

For the six months ended June 30, 2023, the Company had a net loss of approximately $13.5 million, negative cash flows from operations of approximately $8.9 million and an accumulated deficit of $87.3 million. As of June 30, 2023, we had cash and cash equivalents of $2.0 million, which was reduced to $1.4 million as of July 31, 2023. For the three months ended June 30, 2023, we experienced an average net cash burn from operations of approximately $1.1 million a month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles. Based on the Company’s cash and cash equivalents position and the Company’s average cash burn, we do not believe we have sufficient cash on hand to fund our operations for the remainder of 2023 and that additional funding will be required in order to continue operations.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company is actively exploring several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets; and iii) cost reduction and restructuring initiatives, including re-evaluating its product roadmap, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of June 30, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via the ATM program would not be sufficient to satisfy its liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via the ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Due to the uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company has decided to explore strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets. For example, the Company is currently in discussions with a third-party for the potential sale of the Company’s NASCAR license. If any such strategic alternative is executed, including the consummation of a sale of the Company’s NASCAR license, it is expected it would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing the Company’s expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more strategic alternatives, including the consummation of a sale of the Company’s NASCAR license, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will even be successful in implementing a strategic plan for the sale or licensing of its assets, including the consummation of a sale of the Company’s NASCAR license, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control, such as, among other things, the required consent from NASCAR with respect to any sale of the Company’s NASCAR license.

As the Company continues to address its liquidity constraints, it has re-evaluated its product roadmap in the second quarter of 2023 and modified the expected timing and scope of certain new product releases, including the release of any future NASCAR games, which have been put on hold indefinitely. Further, the Company is evaluating its ability to deliver new titles under its other licenses, such as with INDYCAR and the British Touring Car Championship (the “BTCC”), which may result in further adjustments to the Company’s product roadmap. The Company continues to seek to reduce its monthly net cash-burn by reducing its cost base through maintaining and enhancing cost control initiatives, such as those that it expects to achieve through the 2022 Restructuring Program, and is evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position, as well as create a healthy and sustainable Company from which to operate.

If the Company is unable to satisfy its capital requirements, it could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of the Company’s business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, the Company’s other affiliates and/or third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its capital requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

Even if the Company does secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of the Company’s products due to the disposition of key assets, such as the potential sale of its NASCAR license, further changes in the Company’s product roadmap and/or the Company’s inability to deliver new products for its various other licenses; less than anticipated consumer acceptance of the Company’s offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of the Company’s products and events as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, the Company’s liquidity position may continue to be insufficient to satisfy its future capital requirements. If the Company is ultimately unable to satisfy its capital requirements, it would likely need to dissolve and liquidate its assets under the bankruptcy laws or otherwise.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $8.9 million and $12.0 million, respectively. The net cash used in operating activities for the six months ended June 30, 2023 was primarily a result of cash used to fund a net loss of $13.5 million, adjusted for net non-cash adjustments of $6.0 million and $1.4 million of cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2022 was primarily due to a net loss of $23.5 million, adjusted for non-cash expenses in the amount of $12.4 million and by $1.0 million of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $0.02 million and $0.2 million, respectively, which was attributable to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $10.2 million while net cash used in financing activities during the six months ended June 30, 2022 was $1.0 million. Cash flows provided by financing activities for the six months ended June 30, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under the Alumni Purchase Agreement (as defined below) and $10.4 million raised in connection with shares sold in the Company’s registered direct offerings, partially offset by $0.6 million of payments for purchase commitments and $0.3 million for payments relating to license liabilities. During the six months ended June 30, 2022, net cash used in financing activities was $1.0 million, driven primarily by $1.0 million in repayments of purchase commitment liabilities.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Motorsport Network, that provides the Company with a line of credit of up to $10 million at an interest rate of 10% per annum, the availability of which is dependent on Motorsport Network’s available liquidity. On November 23, 2020, the Company and Motorsport Network entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10 million to $12 million, with no changes to the other terms. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Motorsport Network, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations” in Part I, Item 1A of the 2022 Form 10-K.

On September 8, 2022, the Company entered into a support agreement with Motorsport Network (the “Support Agreement”) pursuant to which Motorsport Network issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Motorsport Network would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or the Company generates positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Motorsport Network on January 30, 2023 and February 1, 2023, relieving the Company of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock. See Note 5 – Related Party Loans in our condensed consolidated financial statements for further information. As of June 30, 2023, the balance due to Motorsport Network under the $12 million Line of Credit was $0.

As of June 30, 2023, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Motorsport Network will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On December 9, 2022, the Company entered into a stock purchase commitment agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), which provides that the Company may sell to Alumni Capital up to $2,000,000 of shares (the “commitment amount”) of the Company’s Class A common stock, through the commitment period expiring on December 31, 2023, or earlier if the commitment amount is reached. Furthermore, the Company has an option to increase the commitment amount up to $10,000,000 of shares of the Company’s Class A common stock, subject to certain terms and conditions. During the six months ended June 30, 2023, the Company issued an aggregate of 175,167 shares of the Company’s Class A common stock to Alumni Capital under the Alumni Purchase Agreement with an aggregate fair market value of approximately $0.65 million. As of June 30, 2023, the remaining commitment amount under the Alumni Purchase Agreement amounted to approximately $1.3 million.

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

On March 31, 2023, the Company entered into the ED Agreement with the Sales Agent, pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules), from time to time through the Sales Agent. Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the ED Agreement. The Sales Agent is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ED Agreement. During the six months ended June 30, 2023, no shares of Class A common stock were sold under the Company’s ATM program. As of June 30, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program.

Capital Expenditures

The nature of the Company’s operations does not require significant expenditure on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of June 30, 2023.

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

Our analysis of recently issued accounting standards is more fully described in our condensed consolidated financial statements included elsewhere in this Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2022 Form 10-K, that continued to exist as of June 30, 2023, as well as a newly identified material weakness as discussed in “Material Weaknesses” below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Part II, Item 9A, “Controls and Procedures” of the 2022 Form 10-K, we did not design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities. During the quarter ended June 30, 2023, management identified a new material weakness in our internal control over financial reporting due to a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations.

Remediation of the Material Weaknesses

We have not yet remediated the material weaknesses described under “Material Weaknesses” above. During the quarter ended June 30, 2023, we continued to make improvements to controls and continued our evaluation and documentation of risks and key controls forming part of the significant business processes, including the internal control over financial reporting risk assessment scoping, development of risk control matrices and identification of key transaction level and entity level controls that require testing on an ongoing basis. Additionally, we expect to continue to hire additional finance and accounting employees with appropriate experience, certification, education and training.

All other material weaknesses previously identified in Part II, Item 9A, “Controls and Procedures” of the 2022 Form 10-K have been remediated, as disclosed in Part I, Item 4, “Controls and Procedures” of our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $13.5 million, negative cash flows from operations of approximately $8.9 million and an accumulated deficit of $87.3 million for the six months ended June 30, 2023. As of June 30, 2023, we had cash and cash equivalents of $2.0 million, which was reduced to $1.4 million as of July 31, 2023. For the three months ended June 30, 2023, we experienced an average net cash burn from operations of approximately $1.1 million a month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2022 and 2021 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. See Note 1 – Business Organization, Nature of Operations, and Risks and Uncertainties in our condensed consolidated financial statements and “—Liquidity and Capital Resources” for further information.

If we are unable to satisfy our capital requirements, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional capital contributions and/or loans from Motorsport Network, our other affiliates and/or third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Motorsport Network or affiliates and/or third parties, or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our capital requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital. If we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

We expect to continue to incur losses for the foreseeable future as we continue to incur significant expenses. Accordingly, as a result of our financial condition, we will need to engage in equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”) to secure additional funds to continue our existing business operations and to fund our obligations. There are currently no commitments in place for future financing and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

If we raise additional funds through future issuances of equity (including preferred stock) or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock, including, without limitation, in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or to borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. For example, financial market instability or disruptions to the banking system due to bank failures, particularly in light of the events that have occurred in 2023 with respect to Silicon Valley Bank and Signature Bank, may adversely affect our ability to enter into new financing arrangements and facilities, or our ability to access existing cash, cash equivalents and investments.

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

Even if we do secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of our products due to the disposition of key assets, such as the potential sale of our NASCAR license, further changes in our product roadmap and/or our inability to deliver new products for our various other licenses; less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from our existing or new products or from its advertising and/or marketing plans; or if our expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity position may continue to be insufficient to satisfy its future capital requirements.

We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.

Due to the uncertainty surrounding our ability to raise funding in the form of potential Capital Financing, and in light of our liquidity position and anticipated future funding requirements, we have decided to explore strategic alternatives and potential options for our business (a “Strategic Transaction”), including, but not limited to, the sale or licensing of certain of our assets. Any Strategic Transaction that we may consummate could harm our business, brand, operating results and financial condition. There can be no assurances that any particular Strategic Transaction, or series of Strategic Transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results.

For example, we are currently in discussions with a third-party for the potential sale of our NASCAR license. There are no assurances that we will be successful in consummating a sale of our NASCAR license, which is subject to the satisfaction of conditions beyond our control, such as, among other things, the required consent from NASCAR. However, if such sale is consummated, we expect that we would no longer have the right to use the NASCAR brand for our products, subject to certain limited exceptions. This would also require us to modify our existing business model and will significantly alter the risk profile relating to our operations. Our NASCAR products have historically accounted for the majority of our revenue. For example, revenues associated with our NASCAR franchise accounted for approximately 67.5% and 61.1% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. As a result, we may encounter difficulties or challenges in continuing operations if the sale of our NASCAR license is consummated, and our cash flows and results of operations will likely be materially adversely impacted.

Any Strategic Transaction, including the sale of our NASCAR license, could involve a number of other risks and uncertainties, including, but not limited to:

●	the occurrence of significant costs related to the evaluation and consummation of any Strategic Transaction, such as legal and accounting fees and expenses and other related charges, as well as unanticipated expenses in connection with the process;
●	disposing of an asset at a price or on terms that are less desirable than we had anticipated;
●	uncertainties as to the timing of any Strategic Transaction and the risk that such transaction may not be completed in a timely manner or at all;
●	the possibility that any or all of the conditions to the consummation of any Strategic Transaction may not be satisfied or waived;
●	diversion of management’s attention from our ongoing operations;
●	greater disruption to our remaining business than expected;
●	reputational harm with employees, suppliers, business partners and others, as well as the loss of brand recognition and customer loyalty; and
●	exposure to litigation or other claims resulting from any Strategic Transaction.

Additionally, even if we are successful in implementing one or more Strategic Transactions, including the consummation of a sale of our NASCAR license, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations.

Risks Related to Our Company

Impairment of our goodwill or other intangible assets has had, and in the future could have, a material adverse impact on our results of operations.

As of June 30, 2023, we had other intangible assets, net of $8.5 million. We are required under generally accepted in the United States of America to review our goodwill for impairment at least annually, and to review goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our goodwill and other intangible assets to be reviewed for impairment include, among other, general economic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific factors such as changes to our product road map and restructuring changes, and changes in our share price. We may be required to record non-cash impairment charges during any period in which we determine that our goodwill and/or other intangible assets are impaired, which has had, and in the future could have, a material adverse impact on our results of operations. For example, for the six months ended June 30, 2023, we recorded impairment of intangible assets of $4.0 million, and for the year ended December 31, 2022, we recorded impairment of intangible assets of $4.8 million and impairment of goodwill of $4.8 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2023, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

10.1	Statement of Terms and Conditions of Employment, effective as of April 19, 2023, between Motorsport Games Limited (the Company’s UK subsidiary) and Stephen Hood	8-K	001-39868	10.1	4/19/23

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2023	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Potter
Jason Potter
Chief Financial Officer
(Principal Financial and Accounting Officer)

