Form 10-Q
period 2023-09-30
Motorsport Games Inc.
filed 2023-11-07
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par	MSGM	The Nasdaq Stock Market LLC
value per share		(The Nasdaq Capital Market)

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

As of November 7, 2023, the registrant had 2,722,728 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. All Class A common stock and Class B common stock share data and share-based calculations set forth in this Form 10-Q have been adjusted to reflect the registrant’s 1-for-10 reverse stock split completed on November 10, 2022 on a retroactive basis for the periods presented.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended September 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations over the next year based on the cash and cash equivalents available as of October 31, 2023 and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and further cost reduction and restructuring initiatives; our expectation that if any strategic alternative is executed, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, such as those that we expect to achieve through our previously announced cost reduction and restructuring initiatives, the closure of our Australian development studio, and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	the sale of our NASCAR License (as defined in this Report), including our belief that our existing business model will need to be modified, our risk profile relating to our operations will be significantly altered, we may encounter difficulties or challenges in continuing operations due to the sale of the license, and that our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time;

●	our future business, results of operations, financial condition and/or liquidity, including with respect to the ongoing effects of the war between Russia and Ukraine;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of our new product launches under our updated product roadmap, such as our anticipated release of our Le Mans Ultimate game in February 2024, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

●	our intentions with respect to our mobile games, including expectations that we will continue to focus on developing and further enhancing our multi-platform games for mobile phones, as well as the anticipated timing of the release of our future mobile games;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our Esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our future plans and expectations for Traxion.GG (“Traxion”), our online destination for the virtual racing community, including with regards to its functionality and content;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our intention to expand our license arrangements to other internationally recognized racing series and the platforms we operate on;

●	our expectation that we will be able to extend or re-negotiate our promotion agreement with Driven Lifestyle on reasonable terms;

●	our intention to continue seeking to expand our audience base through traditional marketing and sales distribution channels including Facebook, Twitter, Twitch, YouTube and other online social networks;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as merchandising and sports betting, if the esports audience pattern continues to grow;

●	our expectation that having a broader product portfolio will improve our operating results and provide a revenue stream that is less cyclical than releasing a single game per year;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our expectation that we will continue to invest in technology, hardware and software to support our games and services, including with respect to security protections;

●	our belief that the global adoption of portable and mobile gaming devices leading to significant growth in portable and mobile gaming is a continuing trend;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weakness in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of The Nasdaq Stock Market LLC (“NASDAQ”) as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations relating to any cost reduction and restructuring initiatives, including expected savings and any restructuring charges to be incurred; and

●	our expectation that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing war between Russia and Ukraine or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Driven Lifestyle, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the ongoing and prolonged COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine;

(v)	delays and higher than anticipated expenses related to the ongoing and prolonged COVID-19 pandemic;

(vi)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vii)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(viii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(ix)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(x)	adverse effects of increased competition;

(xi)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xii)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xiii)	local, industry and general business and economic conditions;

(xiv)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xvi)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions; and

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022

Assets

Current assets:
Cash and cash equivalents	$1,182,342	$979,306
Accounts receivable, net of allowances of $1,229,258 and $2,252,383 as of September 30, 2023 and December 31, 2022, respectively	704,549	1,809,110
Due from related parties	-	206,532
Prepaid expenses and other current assets	963,051	1,048,392
Total Current Assets	2,849,942	4,043,340
Property and equipment, net	312,210	522,433
Operating lease right of use assets	247,804	971,789
Intangible assets, net	8,003,656	13,360,230
Total Assets	$11,413,612	$18,897,792

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,320,860	$2,372,219
Accrued expenses and other current liabilities	3,691,941	3,416,424
Due to related parties	246,435	4,589,211
Purchase commitments	2,507,296	2,563,216
Operating lease liabilities (current)	197,201	380,538
Total Current Liabilities	7,963,733	13,321,608
Operating lease liabilities (non-current)	52,932	617,288
Other non-current liabilities	2,898,050	3,055,498
Total Liabilities	10,914,715	16,994,394

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value per share; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Class A common stock - $0.0001 par value per share; authorized 100,000,000 and 100,000,000 shares; 2,720,328 and 1,183,808 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	269	117
Class B common stock - $0.0001 par value per share; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	70	70
Additional paid-in capital	91,842,069	76,446,061
Accumulated deficit	(90,741,141)	(73,979,131)
Accumulated other comprehensive loss	(688,706)	(933,406)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	412,561	1,533,711
Non-controlling interest	86,336	369,687
Total Stockholders’ Equity	498,897	1,903,398
Total Liabilities and Stockholders’ Equity	$11,413,612	$18,897,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$1,693,871	$1,223,142	$5,162,356	$6,553,918
Cost of revenues [1]	831,479	602,856	2,946,382	3,472,819
Gross profit	862,392	620,286	2,215,974	3,081,099

Operating expenses:
Sales and marketing [2]	358,120	1,440,659	1,411,318	4,669,328
Development [3]	1,566,839	2,631,066	5,751,741	7,717,046
General and administrative [4]	1,526,614	4,008,335	7,459,957	10,781,098
Impairment of goodwill	-	-	-	4,788,268
Impairment of intangible assets	-	-	4,004,627	4,640,102
Depreciation and amortization	75,614	92,703	277,822	326,499
Total operating expenses	3,527,187	8,172,763	18,905,465	32,922,341
Loss from operations	(2,664,795)	(7,552,477)	(16,689,491)	(29,841,242)
Interest expense	(230,190)	(244,953)	(674,060)	(638,211)
Other income (expense), net	(639,147)	(739,285)	369,345	(1,511,978)
Net loss	(3,534,132)	(8,536,715)	(16,994,206)	(31,991,431)
Less: Net loss attributable to non-controlling interest	(44,093)	(21,431)	(232,196)	(933,234)
Net loss attributable to Motorsport Games Inc.	$(3,490,039)	$(8,515,284)	$(16,762,010)	$(31,058,197)

Net loss attributable to Class A common stock per share:
Basic and diluted	$(1.28)	$(7.29)	$(6.60)	$(26.61)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	2,720,328	1,167,359	2,538,863	1,167,178

[1]	Includes related party costs of $0 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $6,228 for the nine months ended September 30, 2023 and 2022, respectively.
[2]	Includes related party expenses of $0 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $17,076 and $0 for the nine months ended September 30, 2023 and 2022, respectively.
[3]	Includes related party expenses of $15,439 and $21,512 for the three months ended September 30, 2023 and 2022, respectively, and $46,361 and $44,942 for the nine months ended September 30, 2023 and 2022, respectively.
[4]	Includes related party expenses of $116,530 and $122,714 for the three months ended September 30, 2023 and 2022, respectively, and $298,190 and $221,051 for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(3,534,132)	$(8,536,715)	$(16,994,206)	$(31,991,431)
Other comprehensive income:
Foreign currency translation adjustments	520,239	224,230	244,700	235,961
Comprehensive loss	(3,013,893)	(8,312,485)	(16,749,506)	(31,755,470)
Comprehensive loss attributable to non-controlling interests	(56,779)	(2,280)	(283,351)	(1,031,225)
Comprehensive loss attributable to Motorsport Games Inc.	$(2,957,114)	$(8,310,205)	$(16,466,155)	$(30,724,245)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Three and Nine Months Ended September 30, 2023
								Total Stockholders’
								Equity / Member’s		Total
	Class A		Class B		Additional		Accumulated Other	Equity Attributable	Non-	Stockholders’ Equity /
	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Member’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance - January 1, 2023	1,183,808	$117	700,000	$70	$76,446,061	$(73,979,131)	$(933,406)	$1,533,711	$369,687	$1,903,398
Issuance of common stock	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party debt	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	-	-	-	-	249,233	-	-	249,233	-	249,233
Other comprehensive loss	-	-	-	-	-	-	(78,588)	(78,588)	(36,318)	(114,906)
Net loss	-	-	-	-	-	(5,100,947)	-	(5,100,947)	(158,245)	(5,259,192)
Balance - March 31, 2023	2,698,934	$269	700,000	$70	$91,215,242	$(79,080,078)	$(1,011,994)	$11,123,509	$175,124	$11,298,633
Stock-based compensation	21,394	-	-	-	521,303	-	-	521,303	-	521,303
Other comprehensive loss	-	-	-	-	-	-	(196,951)	(196,951)	(2,151)	(199,102)
Net loss	-	-	-	-	-	(8,171,024)	-	(8,171,024)	$(29,858)	(8,200,882)
Balance - June 30, 2023	2,720,328	$269	700,000	$70	$91,736,545	$(87,251,102)	$(1,208,945)	$3,276,837	$143,115	$3,419,952
Stock-based compensation	-	-	-	-	105,524	-	-	105,524	-	105,524
Other comprehensive income (loss)	-	-	-	-	-	-	520,239	520,239	(12,686)	507,553
Net loss	-	-	-	-	-	(3,490,039)	-	(3,490,039)	(44,093)	(3,534,132)
Balance -September 30, 2023	2,720,328	$269	700,000	$70	$91,842,069	$(90,741,141)	$(688,706)	$412,561	$86,336)	$498,897

	For the Three and Nine Months Ended September 30, 2022
								Total
								Stockholders’
								Equity /
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Member’s Equity Attributable to Motorsport	Non-controlling	Total Stockholders’ Equity / Member’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2022	1,163,590	$116	700,000	$70	$75,652,853	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Stock-based compensation	3,769	-	-	-	353,030	-	-	353,030	-	353,030
Other comprehensive loss	-	-	-	-	-	-	(125,245)	(125,245)	(59,293)	(184,538)
Net loss	-	-	-	-	-	(15,137,617)	-	(15,137,617)	(829,428)	(15,967,045)
Balance – March 31, 2022	1,167,359	$116	700,000	$70	$76,005,883	$(53,125,943)	$(1,070,620)	$21,809,506	$373,944	$22,183,450
Stock-based compensation	-	-	-	-	238,573	-	-	238,573	-	238,573
Other comprehensive income (loss)	-	-	-	-	-	-	136,976	136,976	(57,849)	79,127
Net loss	-	-	-	-	-	(7,405,296)	-	(7,405,296)	(82,375)	(7,487,671)
Balance – June 30, 2022	1,167,359	$116	700,000	$70	$76,244,456	$(60,531,239)	$(933,644)	$14,779,759	$233,720	$15,013,479
Stock-based compensation	-	-	-		228,712	-	-	228,712	-	228,712
Other comprehensive income	-	-	-	-	-	-	224,230	224,230	19,151	243,381
Net loss	-	-	-	-	-	(8,515,284)	-	(8,515,284)	(21,431)	(8,536,715)
Balance – September 30, 2022	1,167,359	$116	700,000	$70	$76,473,168	$(69,046,523)	$(709,414)	$6,717,417	$231,440	$6,948,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,994,206)	$(31,991,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	4,004,627	4,640,102
Loss on impairment of goodwill	-	4,788,268
Loss on impairment of property, plant and equipment	7,661	-
Depreciation and amortization	1,512,630	1,576,003
Non-cash lease expense	-	321,882
Purchase commitment and license liability interest accretion	621,780	620,541
Stock-based compensation	876,060	820,315
Changes in the fair value of stock warrants	(438,148)	-
Sales return and price protection reserves	280,000	1,098,397
Changes in assets and liabilities:
Accounts receivable	822,477	3,709,280
Due from related parties	(190,652)	-
Operating lease liabilities	(23,694)	(327,337)
Prepaid expenses and other assets	83,338	(1,141,174)
Accounts payable	(1,046,204)	(728,322)
Due to related parties	2,884	-
Accrued expenses and other liabilities	375,436	(310,622)
Net cash used in operating activities	$(10,106,011)	$(16,924,098)

Cash flows from investing activities:
Purchase of property and equipment	(26,798)	(266,948)
Net cash used in investing activities	$(26,798)	$(266,948)

Cash flows from financing activities:
Advances from related parties	-	3,012,885
Repayments on advances from related parties	-	(119,002)
Repayments of purchase commitment liabilities	(700,000)	(1,530,000)
Payment of license liabilities	(262,500)	(275,000)
Issuance of common stock from stock purchase commitment agreement	644,750	-
Issuance of common stock from registered direct offerings	10,404,784	-
Net cash provided by financing activities	$10,087,034	$1,088,883

Effect of exchange rate changes on cash and cash equivalents	248,811	1,499,865

Net increase (decrease) in cash and cash equivalents	203,036	(14,602,298)

Total cash and cash equivalents at beginning of the period	$979,306	$17,819,640

Total cash and cash equivalents at the end of the period	$1,182,342	$3,217,342

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$405,690	$17,670

Non-cash investing and financing activities:
Shares issued to Driven Lifestyle Group LLC for extinguishment of related party loan	$3,948,566	$-
Extinguishment of Driven Lifestyle Group LLC related party loan for Class A shares	$(3,948,566)	$-
Issuance of warrants in connection with registered direct offerings	$39,852	$-

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had a net loss of approximately $17.0 million and negative cash flows from operations of approximately $10.1 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $90.7 million and cash and cash equivalents of $1.2 million, which increased to $3.2 million as of October 31, 2023. The increase in cash and cash equivalents was driven by the sale of the Company’s NASCAR License (as defined in Note 12) to iRacing.com Motorsport Simulations, LLC (“iRacing”) on October 3, 2023. See Note 12 – Subsequent Events for additional details.

For the three months ended September 30, 2023, the Company experienced an average net cash burn from operations of approximately $0.4 million a month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to its recent sale of its NASCAR License; and iii) cost reduction and restructuring initiatives, including re-evaluating its product roadmap, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via the ATM program would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via the ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Due to the continuing uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company continues to explore other strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets in addition to its recent sale of its NASCAR License. If any such additional strategic alternative is executed, it is expected it would help to improve the Company’s working capital position and reduce overhead expenditures, thereby lowering the Company’s expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more additional strategic alternatives, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will be successful in implementing any additional strategic plans for the sale or licensing of its assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

As part of its ongoing liquidity management efforts, the Company has evaluated its product roadmap and determined that changes to the expected timing and scope of certain new product releases is required. Specifically, the Company has determined that its upcoming Le Mans Ultimate game release date will be moved from December 2023 to an anticipated February 2024 release date. In addition, following the Company’s decision on October 29, 2023 to complete a restructuring of its operations that primarily resulted in the closure of its Australian development studio, as well as the reduction of headcount in the United Kingdom, the Company determined it was necessary to suspend the development of its previously planned INDYCAR title until such time it is able to secure additional funding and capable resources to be able to deliver a high-quality INDYCAR video game title. Refer to Note 12 – Subsequent Events for further details regarding the restructuring.

As the Company continues to address its liquidity constraints, the Company may need to make further adjustments to its product roadmap in order to reduce operating cash burn. Additionally, the Company continues to seek to improve its liquidity through maintaining and enhancing cost control initiatives, such as those that it expects to achieve through its previously announced organizational restructuring program (the “2022 Restructuring Program”), as well as the closure of its Australian development studio. The Company plans to continue evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position, as well as create a healthy and sustainable Company from which to operate.

If the Company is unable to satisfy its capital requirements, it could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of the Company’s business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional capital contributions and/or loans from Driven Lifestyle Group LLC (“Driven Lifestyle”), the Company’s other affiliates and/or third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Driven Lifestyle or affiliates and/or third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its capital requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Even if the Company does secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of the Company’s products due to the disposition of key assets, such as the sale of its NASCAR License, further changes in the Company’s product roadmap and/or the Company’s inability to deliver new products for its various other licenses; less than anticipated consumer acceptance of the Company’s offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of the Company’s products and events as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, the Company’s liquidity position may continue to be insufficient to satisfy its future capital requirements. If the Company is ultimately unable to satisfy its capital requirements, it would likely need to dissolve and liquidate its assets under the bankruptcy laws or otherwise.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023. The Company’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2022 and 2021 and for the years then ended which are included in the 2022 Form 10-K.

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

The Company recognized an expense of approximately $0 and $0.3 million for sales returns and price protections as a reduction of revenues for the three and nine months ended September 30, 2023, respectively. The Company recognized an expense of approximately $0 and $1.1 million for sales returns and price protections as a reduction of revenues for the three and nine months ended September 30, 2022, respectively.

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

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.4 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2023	2022
Stock options	25,486	57,405
Warrants	33,574	-
	59,060	57,405

NOTE 3 – INTANGIBLE ASSETS

Licensing Agreements

As of September 30, 2023, the Company had license agreements with various entities related to the development of video games and the organization and facilitation of esports events, including BARC (TOCA) Limited (“BARC”) with respect to the British Touring Car Championship (the “BTCC”), and INDYCAR LLC (“INDYCAR”) with respect to the INDYCAR SERIES. As of September 30, 2023, the Company had a remaining liability in connection with these licensing agreements of approximately $0.8 million and $3.5 million, which is included in purchase commitments and other non-current liabilities, respectively, on the unaudited condensed consolidated balance sheets.

On October 26, 2023, BARC delivered notice to the Company terminating the BTCC License Agreement (as defined in Note 9). The termination of the BTCC License Agreement was effective as of November 3, 2023. Refer to Note 12 – Subsequent Events for further details.

Impairment

The Company identified triggering events as of June 30, 2023, that indicated certain finite-lived intangible assets were at risk of impairment and as such, performed a quantitative impairment assessment to determine the recoverability of those finite-lived intangible assets.

The primary trigger for the impairment review was the Company’s decision to explore strategic alternatives, including, but not limited to, the sale or licensing of the Company’s assets (the “Strategic Initiatives”), and that failure to consummate any such transaction would likely result in the Company being unable to comply with certain requirements of certain of its video game licenses. No further indicators of impairment were identified as of September 30, 2023. As a result of the quantitative impairment assessment, the Company determined the fair value of certain licensing agreements, software and non-compete agreements were lower than their respective carrying values and recorded an impairment loss of approximately $4.0 million during the nine months ended September 30, 2023.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

The following is a summary of intangible assets as of September 30, 2023:

						Non-
	Licensing	Licensing	Software	Distribution	Trade	Compete
	Agreements	Agreements	Licenses	Contracts	Names	Agreements	Accumulated
	(Finite)	(Indefinite)	(Finite)	(Finite)	(Indefinite)	(Finite)	Amortization	Total
Balance as of January 1, 2023	$7,198,363	$1,546,645	$8,656,842	$560,000	$212,185	$243,243	$(5,057,048)	$13,360,230
Amortization expense	-	-	-	-	-	-	(1,221,970)	(1,221,970)
Impairment of intangible assets	(3,457,202)	-	(483,173)	-	-	(64,252)	-	(4,004,627)
FX translation adjustments	27,506	(48,438)	(105,137)	-	(5,762)	(5,426)	7,280	(129,977)
Balance as of September 30, 2023	$3,768,667	$1,498,207	$8,068,532	$560,000	$206,423	$173,565	$(6,271,738)	$8,003,656

Weighted average remaining amortization period as of September 30, 2023	10.8	-	3.6	-	-	0.5	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing	Software	Distribution	Non-Compete
	Agreements	Licenses	Contracts	Agreements	Accumulated
	(Finite)	(Finite)	(Finite)	(Finite)	Amortization
Balance as of January 1, 2023	$1,146,010	$3,212,135	$560,000	$138,903	$5,057,048
Amortization expense	169,687	1,013,294	-	38,989	1,221,970
Foreign currency translation adjustment	(9,688)	6,735	-	(4,327)	(7,280)
Balance as of September 30, 2023	$1,306,009	$4,232,164	$560,000	$173,565	$6,271,738

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

Total
2023 (remaining period)	$379,619
2024	1,480,475
2025	1,343,999
2026	1,097,212
2027	346,277
2028	278,396
Thereafter	1,373,048
$6,299,026

Amortization expense related to intangible assets was approximately $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, and amortization expense related to intangible assets was approximately $1.2 million and $1.3 million for the nine months ended September 30, 2023 and 2022. Within intangible assets is approximately $1.5 million of licensing agreements that are not presently subject to amortization. These non-amortizing licensing agreements will begin amortizing upon release of the first title under the respective license agreement.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued royalties	$699,851	$274,085
Accrued professional and consulting fees	768,495	720,470
Accrued development costs	101,478	172,164
Accrued taxes	70,452	149,842
Accrued payroll	547,603	372,358
Deferred revenue	208,274	311,945
Loss contingency reserves	892,049	1,100,000
Accrued other	403,739	315,560
Total	$3,691,941	$3,416,424

NOTE 5 – RELATED PARTY LOANS

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Driven Lifestyle, that provided the Company with a line of credit of up to $10 million at an interest rate of 10% per annum, the availability of which is dependent on Driven Lifestyle’s available liquidity. On November 23, 2020, the Company and Driven Lifestyle entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10 million to $12 million, with no changes to the other terms. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may repay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On September 8, 2022, the Company entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or the Company generates positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving the Company of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock.

As of September 30, 2023, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of September 30, 2023 and December 31, 2022, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0 and $3,670,000, respectively, as well as unpaid accrued related party interest of $0 and $96,667, respectively. These amounts are presented as due to related parties in the unaudited condensed consolidated balance sheets.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, which is discussed in Note 5 – Related Party Loans, from time to time, Driven Lifestyle, and other related entities pay for Company expenses on the Company’s behalf. During the nine months ended September 30, 2023 and 2022, the Company incurred expenses of approximately $0.3 million and $0.1 million, respectively, that were paid by Driven Lifestyle on its behalf and are reimbursable by the Company to Driven Lifestyle. During the nine months ended September 30, 2023 and 2022, approximately $1.1 million and $0.1 million, respectively, was paid to related parties in settlement of related party payables. The Company received cash advances of $0.2 million and $0 from Driven Lifestyle during the nine months ended September 30, 2023 and 2022, respectively.

The Company has regular related party receivables and payables outstanding as of September 30, 2023 and December 31, 2022. Specifically, the Company owed approximately $0.2 million to its related parties as of September 30, 2023. As of December 31, 2022, the Company owed approximately $4.6 million to its related parties as a related party payable and was due approximately $0.2 million from its related parties as a related party receivable.

Backoffice Services Agreement

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Driven Lifestyle, (the “Backoffice Services Agreement”), following the expiration of the Company’s prior services agreement with Driven Lifestyle. Pursuant to the Backoffice Services Agreement, Driven Lifestyle will provide accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $17,500. For the nine months ended September 30, 2023, the Company incurred $157,500 in fees in connection with the Backoffice Services Agreement, and $52,500 for the three months ended September 30, 2023, presented in general and administrative expenses within the unaudited condensed consolidated statements of operations.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of September 30, 2023, the Company had 2,720,328 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

Effective on November 10, 2022, the Company amended its certificate of incorporation to effectuate a reverse split of the issued and outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-10.

704Games Warrants

As of September 30, 2023 and December 31, 2022, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of September 30, 2023, the warrants had no intrinsic value and a remaining life of 2 years.

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

	Offering Date	Shares Issued	Gross Proceeds	Net Proceeds	Warrants Issued	Warrant Strike Price	Warrant Term
Registered direct offering 1	February 1, 2023	183,020	$3.9 million	$3.6 million	10,981	$26.75	5 years
Registered direct offering 2	February 2, 2023	144,366	$3.4 million	$3.1 million	8,662	$29.38	5 years
Registered direct offering 3	February 3, 2023	232,188	$4.0 million	$3.7 million	13,931	$21.74	5 years

As of September 30, 2023, the Wainwright Warrants were assessed to have a fair value of approximately $40,000 and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheet.

The Company utilized a Black-Scholes Option Pricing Model to determine the fair value of the Wainwright Warrants. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, and risk-free interest rate. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the Wainwright Warrants are expected to be outstanding and is estimated using the contractual term of the Wainwright Warrants. As of September 30, 2023, the Wainwright Warrants had no intrinsic value.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Purchase Commitment Agreement

During the nine months ended September 30, 2023, the Company issued 175,167 shares of the Company’s Class A common stock, with a fair value of $657,850, to Alumni Capital LP (“Alumni Capital”). The shares were sold pursuant to a stock purchase commitment agreement that was entered into on December 9, 2022 with Alumni Capital (the “Alumni Purchase Agreement”). Under the Alumni Purchase Agreement, the Company may sell Alumni Capital up to $2,000,000 of shares of the Company’s Class A common stock, subject to certain restrictions, through the commitment period expiring December 31, 2023. As of September 30, 2023, the remaining commitment amount under the Alumni Purchase Agreement amounted to $1,302,676.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of September 30, 2023, 74,514 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

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

The following is a summary of stock-based compensation award activity for the nine months ended September 30, 2023:

Number of
Options
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2023 (net of forfeitures)	74,285
Stock options awarded to Board of Directors under the MSGM 2021 Stock Plan	26,316
Stock options forfeited, cancelled or expired	(75,115)
Awards outstanding under the MSGM 2021 Stock Plan as of September 30, 2023 (net of forfeitures)	25,486

On April 4, 2023, the Company granted an aggregate of 26,316 stock option awards under the MSGM 2021 Stock Plan to its directors with a grant date fair value of approximately $0.1 million, which will fully vest on the one-year anniversary of the award issuance date. Additionally, on June 9, 2023, the Company granted 21,394 restricted shares of Class A Common Stock outside of the MSGM 2021 Stock Plan, with a grant fair value of approximately $30,000, to a consultant pursuant to a consultancy agreement entered into in February 2023. These restricted shares of Class A Common Stock will fully vest on the one-year anniversary of the date of the consultancy agreement. There were no stock option awards or restricted shares of Class A Common Stock granted during the three months ended September 30, 2023.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and Administrative	$86,737	$223,953	$632,116	$682,276
Sales and Marketing	6,720	1,371	229,454	80,210
Development	12,067	3,388	14,490	57,829
Stock-based compensation expense	$105,524	$228,712	$876,060	$820,315

As of September 30, 2023, there was approximately $0.2 million of unrecognized stock-based compensation expense which will be recognized over approximately 1.5 years.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On February 11, 2021, HC2 Holdings 2 Inc. (now known as Innovate 2) (“Innovate”) and Continental General Insurance Company (“Continental”), former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the U.S. District Court for the District of Delaware against the Company, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the manager of Driven Lifestyle. The complaint was later amended and added Leo Capital Holdings LLC (“Leo Capital”) as an additional plaintiff and the controller of Driven Lifestyle as an additional individual defendant. The complaint alleges, among other things, purported misrepresentations and omissions concerning 704Games’ financial condition made in connection with the Company’s purchase of these minority shareholders’ interest in 704Games in August and October 2021. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder; Section 20(a) of the Exchange Act; Section 20A of the Exchange Act; breach of the Company’s obligations under the Stockholders’ Agreement dated August 14, 2018; fraudulent inducement; breach of fiduciary duties; and unjust enrichment. The plaintiffs seek, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on the date of plaintiffs’ sale and the purchase price that was paid, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ complaint. On March 28, 2022, the court entered an order denying the motion to dismiss.

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of September 30, 2023, all required payments under the settlement agreement with Continental have been made.

The Company has continued to defend its position with the remaining plaintiffs, Leo Capital and Innovate. In respect of Leo Capital’s complaint, the Company believed it was probable a settlement would be reached and that such settlement was reasonably estimable at approximately $0.2 million as of September 30, 2023. Consequently, the Company has recorded and recognized a settlement liability of $0.2 million during the three months ended September 30, 2023. As of October 14, 2023, the Company reached and executed a settlement agreement with Leo Capital for $0.2 million. Refer to Note 12 – Subsequent Events for further details.

In respect of Innovate, the Company continues to defend its position and believes the outcome of such defense remains uncertain at this time. A such, the Company does not believe it is probable a settlement will be reached, nor can any such settlement amount be reasonably estimable, and has not recognized a settlement liability in respect of the remaining plaintiff.

As of September 30, 2023, the Company has recorded a settlement liability of $0.9 million, compared to $1.1 million as of December 31, 2023, in respect of the HC2 and Continental Complaint. The liability is recorded in accrued expenses and other liabilities. Refer to Note 4 – Accrued Expenses and Other Current Liabilities for further details.

On July 28, 2023, Wesco Insurance Company (“Wesco”) filed a complaint in state court in Florida against the Company, as well as the other defendants involved in the litigation related to the HC2 and Continental Complaint (the “Underlying Action”). The Company had previously submitted the Underlying Action for coverage under a management liability policy issued by Hallmark Specialty Insurance Company and an excess policy with Wesco (the “Wesco Policy”). Wesco’s complaint seeks declaratory relief to determine Wesco’s obligations to the defendants under an excess policy of insurance issued to the Company by Wesco for the Underlying Action. Wesco claims that there is no coverage afforded to the defendants for the Underlying Action under the Wesco Policy. The Company disagrees with and disputes Wesco’s position regarding coverage for the Underlying Action under the Wesco Policy and plans to defend its position.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the FIA World Endurance Championship (the “WEC”), as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,500,000 USD as of September 30, 2023) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the nine months ended September 30, 2023, the Company did not pay any royalties to Epic under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Minimum Royalty Guarantees and Other Commitments

The Company is required to make certain minimum royalty guarantee payments to third-party licensors, arising primarily from its INDYCAR and Le Mans Licenses, as well as its former NASCAR License and, as disclosed in more detail in Note 12 – Subsequent Events, its recently terminated BTCC License (as defined below) (collectively the “Video Game Licenses”). These minimum royalty guarantee payments apply throughout the duration of the Video Game Licenses’ agreements, which expire between fiscal years ending December 31, 2026 and 2032, and give rise to a minimum royalty guarantee commitment of $17.4 million for the remaining duration of these arrangements as of September 30, 2023. In addition to the minimum royalty guarantee payments, the Company is obligated by the Video Game Licenses to spend a minimum amount on relevant marketing activities each year, aggregating to $2.4 million across all of the agreements.

On October 3, 2023, the Company completed the sale of its NASCAR License, which relieved the Company of certain obligations – including the minimum royalty guarantee and marketing activity commitments pertaining to the NASCAR License. As a result of this transaction, the Company’s minimum royalty guarantee commitments was reduced from $17.4 million to $11.0 million, and its annual marketing activity commitment was reduced from $2.4 million to $0.4 million per year. Refer to Note 12 – Subsequent Events for further details.

The Company has paid an aggregate of $0.5 million to honor its minimum royalty guarantee commitments during the nine months ended September 30, 2023 and expects to pay an additional $1.3 million during the remainder of 2023 following the sale of its NASCAR License on October 3, 2023. As of September 30, 2023, the Company has not fulfilled any of its minimum marketing obligation for fiscal year 2023. As a result of the sale of its NASCAR License on October 3, 2023, the Company no longer has a minimum marketing obligation for its NASCAR License. Refer to Note 12 – Subsequent Events for further details regarding the sale of the NASCAR License.

On May 29, 2020, the Company secured a licensing agreement with BARC, the exclusive promoter of the BTCC (the “BTCC License Agreement”). Pursuant to the BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. As of September 30, 2023, the Company had not paid two annual installments amounting to $0.4 million and had a total remaining liability in connection with the BTCC License, inclusive of the unpaid installments, of $0.8 million, which is included in purchase commitments and other non-current liabilities on the unaudited condensed consolidated balance sheets. On October 26, 2023, BARC delivered notice to the Company terminating the BTCC License Agreement. The termination of the BTCC License Agreement was effective as of November 3, 2023. Refer to Note 12 – Subsequent Events for further details.

Purchase Commitment Liabilities

On April 20, 2021 the Company acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of (i) $12.8 million paid at closing and (ii) $3.2 million payable April 2022 on the first anniversary of closing, as deferred consideration (the “Deferred Payment”). On April 22, 2022 and July 21, 2022, the Company entered into certain letter agreements with the Sellers pursuant to which, among other things, the Deferred Payment installment amount due to be paid by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million to be settled in installments of: $330,000 to be paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining Deferred Payment amount is satisfied. The letter agreements also call for 15% interest on the Deferred Payment balance effective on July 19, 2022. The remaining balance of the Deferred Payment as of September 30, 2023 was $1.0 million with unpaid accrued interest of $0.2 million.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2023	2022	2023	2022
Customer B	25.1%	39.9%	25.5%	26.8%
Customer C	28.7%	*	28.6%	21.9%
Customer D	19.8%	39.7%	24.0%	23.0%
Customer E	10.4%	*	*	*
Total	84.0%	79.6%	78.1%	71.7%

*	Less than 10%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

	September 30,	December 31,
Customer	2023	2022
Customer A	*	50.5%
Customer B	23.0%	11.2%
Customer C	42.0%	15.2%
Customer D	13.9%	13.1%
Total	78.9%	90.0%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Supplier	2023	2022	2023	2022
Supplier A	62.3%	*	22.2%	16.1%
Supplier B	*	*	13.9%	18.9%
Total	62.3%	0.00%	36.1%	35.0%

*	Less than 10%.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months and nine months ended September 30, 2023 and 2022 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “Esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Gaming	$1,693,871	$1,042,852	$4,872,184	$5,943,178
Esports	-	180,290	290,172	610,740
Total Revenues	$1,693,871	$1,223,142	$5,162,356	$6,553,918

Cost of Revenues:
Gaming	$831,479	$540,519	$2,571,627	$2,765,263
Esports	-	62,337	374,755	707,556
Total Cost of Revenues	$831,479	$602,856	$2,946,382	$3,472,819

Gross Profit (Loss):
Gaming	$862,392	$502,333	$2,300,557	$3,177,915
Esports	-	117,953	(84,583)	(96,816)
Total Gross Profit	$862,392	$620,286	$2,215,974	$3,081,099

Loss From Operations:
Gaming	$(2,575,449)	$(6,515,203)	$(16,240,025)	$(27,952,962)
Esports	(89,346)	(1,037,274)	(449,466)	(1,888,280)
Total Loss From Operations	$(2,664,795)	$(7,552,477)	$(16,689,491)	$(29,841,242)

Depreciation and Amortization:
Gaming	$63,332	$84,326	$240,947	$301,465
Esports	12,282	8,377	36,875	25,034
Total Depreciation and Amortization	$75,614	$92,703	$277,822	$326,499

Interest Expense, net:
Gaming	$(230,190)	$(244,953)	$(674,060)	$(638,211)
Esports	-	-	-	-
Total Interest Expense, net	$(230,190)	$(244,953)	$(674,060)	$(638,211)

Other Income (Expense), net:
Gaming	$(639,102)	$(729,158)	$393,406	$(1,496,763)
Esports	(45)	(10,127)	(24,061)	(15,215)
Total Other Income (Expense), net	$(639,147)	$(739,285)	$369,345	$(1,511,978)

Net Loss:
Gaming	$(3,444,132)	$(7,489,314)	$(16,520,070)	$(30,087,936)
Esports	(90,000)	(1,047,401)	(474,136)	(1,903,495)
Total Net Loss	$(3,534,132)	$(8,536,715)	$(16,994,206)	$(31,991,431)

	September 30, 2023	December 31, 2022
Total Assets:
Gaming	$9,184,841	$16,315,359
Esports	2,228,771	2,582,433
Total Assets	$11,413,612	$18,897,792

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited consolidated financial statements were issued.

On October 3, 2023, the Company, 704Games and iRacing entered into an Assignment and Assumption Agreement (the “iRacing Agreement”), whereby 704Games sold and transferred its NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement, by and between 704Games and NASCAR Team Properties (“NTP”) (the “NASCAR License”), to iRacing. As consideration for the sale and assignment of the NASCAR License and all rights related thereto, which was approved by NTP, iRacing paid $5 million to 704Games on October 3, 2023 (the “Closing Date”). In addition, iRacing is obligated under the iRacing Agreement to pay 704Games an additional (i) $0.5 million payable six months after the Closing Date and (ii) $0.5 million payable on the earlier of (a) when all NASCAR games have been removed by 704Games from its various Business Platforms (as defined in the iRacing Agreement), or (b) December 31, 2024, provided that all NASCAR games have been removed by 704Games from its various Business Platforms, and in any event, no earlier than one year after the Closing Date. iRacing also assumed all liabilities that accrue under the NASCAR License following the date of the iRacing Agreement (the “Assumed Liabilities”), but did not assume any liabilities of 704Games or its affiliates, whether relating to the NASCAR License or otherwise, other than the Assumed Liabilities. Pursuant to the iRacing Agreement, 704Games cannot develop, create or license any new content related to NASCAR games other than ordinary course of business “patches” and the Company’s planned NASCAR Heat 5 2022 Season downloadable content (“DLC”). Furthermore, 704Games has agreed that it will not restrict, limit or impede, directly or indirectly, iRacing from obtaining any additional licenses from NASCAR, including, but not be limited to, any racetracks, race cars, race car drivers or any NASCAR branded racing teams.

On October 3, 2023, 704Games entered into a Consent to Assignment and Assumption of, and Releases (the “NASCAR Consent”) with NTP and iRacing with respect to the transactions contemplated by the iRacing Agreement. Pursuant to the NASCAR Consent, as a condition to NTP’s consent to the iRacing Agreement, 704Games paid NTP an amount consisting of (i) the remaining portion of the minimum annual guarantee under the NASCAR License for 2023 in the amount of $656,115, and (ii) a prepaid, mutually agreed upon reduced amount of the minimum annual guarantee under the NASCAR License for 2024 in the amount of $598,000 (together, the “NASCAR Consent Payment”). The NASCAR Consent Payment was paid from the proceeds 704Games received from iRacing upon the closing of the transactions contemplated by the iRacing Agreement.

On October 3, 2023, 704Games entered into a new Limited License Agreement with NTP (the “NASCAR New Limited License”). Pursuant to the NASCAR New Limited License, NTP granted 704Games a limited non-exclusive right and license to manage, support, operate, distribute, provide operational sell-off marketing (including sales incentives and promotions) and sell the Licensed Products (as defined in the NASCAR New Limited License), which generally consist of NASCAR games and DLCs that are currently in the Company’s product portfolio, through December 31, 2024. The sell-off marketing (including sales incentives and promotions) will be subject to NTP’s prior written approval, which approval will not be unreasonably withheld. 704Games may, at its option, distribute the Licensed Products for sale to consumers and retail outlet directly, directly via the internet subject to the limitations in the NASCAR New Limited License and/or via distributors on a regional (i.e., country-by-country) basis. In consideration of the rights granted in the NASCAR New Limited License, 704Games is obligated to pay NTP a royalty as a percentage of Net Sales (as defined in the NASCAR New Limited License) of Licensed Products, subject to prepayment by 704Games of the NASCAR Consent Payment.

The NASCAR New Limited License does not grant 704Games any right to create, make and/or sell any new product as the NASCAR New Limited License is solely intended to allow 704Games to continue supporting the Licensed Products created pursuant to the original NASCAR License through December 31, 2024.

On October 14, 2023, the Company, along with other defendants (collectively the “Defendants”), entered into a settlement agreement with Leo Capital in connection with the HC2 and Continental Complaint disclosed in Note 9 – Commitments and Contingencies, which settles the claims made by Leo Capital against the Defendants, as well as the claims made by the Defendants against Leo Capital. Under the terms of the settlement agreement, the Company is obligated to pay the sum of $0.2 million to Leo Capital. The Company paid the full $0.2 million settlement on October 16, 2023, as required by terms of the settlement agreement.

On October 29, 2023, the Company determined to restructure its business and implement additional measures to continue lower operating expenses through the closure of its Australian development studio and the resulting reduction of the Company’s workforce primarily in Australia and the United Kingdom by approximately 40 employees. The workforce reduction is expected to impact approximately 40% of the Company’s employees worldwide. The Company expects to record a restructuring charge related to the workforce reduction, primarily consisting of severance and redundancy costs, in a preliminary estimated range of $0.4 million to $0.5 million. The Company expects to recognize and pay out the majority of the restructuring charge in the fourth quarter of fiscal year 2023. The Company further anticipates the implementation of the workforce reduction, including cash payments, will be substantially complete by the end of the fourth quarter of fiscal year 2023. The workforce reduction is subject to legal requirements primarily in Australia and the United Kingdom, which may extend this process beyond the fourth quarter of fiscal year 2023 in certain cases, and the actual restructuring charge may differ materially from the estimated range disclosed above. As a consequence of the reductions, we determined it was necessary to suspend the development of our previously planned INDYCAR title until such time we are able to secure additional funding and capable resources to be able to deliver a high-quality INDYCAR video game title.

On October 26, 2023, BARC delivered notice to the Company terminating the BTCC License Agreement. The termination of the BTCC License Agreement was effective as of November 3, 2023. As a result, the Company no longer has the right to develop and publish the video games for the BTCC racing series or to create and organize its esports leagues and events. Following the termination of the BTCC License Agreement, all outstanding royalties payable and other sums payable by the Company to BARC, became due and payable. As of the date of this Report, approximately $0.8 million was due to BARC.

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

About Motorsport Games

Motorsport Games is a leading racing game developer, publisher and esports ecosystem provider of official motorsport racing series throughout the world, including the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”), INDYCAR, and others. Our portfolio is comprised of some of the most prestigious motorsport leagues and events in the world. Further, in 2021 we acquired the KartKraft karting simulation game as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform, adding both games and their underlying technology to our portfolio.

Started in 2018 as a wholly-owned subsidiary of Driven Lifestyle, we have obtained the official licenses to develop multi-platform games for the 24 Hours of Le Mans race and the WEC, as well as INDYCAR. We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content.

On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC. Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and downloadable content (“DLC”) that are currently in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). For the three and nine months ended September 30, 2023 and 2022, a majority of our revenue was generated from sales of our NASCAR racing video games.

In addition, on October 26, 2023, BARC (TOCA) Limited (“BARC”), the exclusive promoter of the BTCC, delivered notice to the Company terminating the license agreement between the parties relating to the Company’s development of video games and the organization and facilitation of esports events for the BTCC (the “BTCC License”). As a result, the Company no longer has the right to develop and publish the video games for the BTCC racing series or to create and organize its esports leagues and events.

See Note 12 – Subsequent Events in our condensed consolidated financial statements for additional details regarding our sale of the NASCAR License and the termination of the BTCC License.

Due to the uncertainty surrounding our ability to raise funding, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets in addition to the recent sale of our NASCAR License. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

As part of our ongoing liquidity management efforts, we have evaluated our product roadmap and determined that changes to the expected timing and scope of certain new product releases is required. Specifically, we have determined that our upcoming Le Mans Ultimate game release date will be moved from December 2023 to an anticipated February 2024 release date. In addition, following our decision on October 29, 2023 to complete a restructuring of our operations that primarily resulted in the closure of our Australian development studio, as well as the reduction of headcount in the United Kingdom, we determined it was necessary to suspend the development of our previously planned INDYCAR title until such time we are able to secure additional funding and capable resources to be able to deliver a high-quality INDYCAR video game title. We plan to continue evaluating our product roadmap and ability to deliver new titles under other licenses, which may result in further adjustments to our scheduled releases. See Note 1 – Business Organization, Nature of Operations, and Risks and Uncertainties in our condensed consolidated financial statements and “—Liquidity and Capital Resources” in this Report for further information.

As of September 30, 2023, we have a total headcount of 90 people, made up of 88 full-time employees, including 62 dedicated to game development. Our headcount numbers as of September 30, 2023, reflect that we have ceased our development operations in Russia effective September 2022, as a result of the Ukraine-Russia conflict and as such, we do not expect the Company’s development operations to have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict. On October 29, 2023, we made a decision to further restructure our business, which resulted in the closure of our Australian development studio and a reduction of our global workforce primarily in Australia and the United Kingdom by approximately 40 employees. See “—Restructuring Initiatives” below for additional information.

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

Restructuring Initiatives

As previously disclosed in the 2022 Form 10-K, the Company announced an organizational restructuring program on September 8, 2022 (the “2022 Restructuring Program”) designed to reduce the Company’s marketing, general and administrative expenses, improve the Company’s profitability and maximize efficiency, cash flow and liquidity, with a goal of achieving annualized savings of $4 million by the end of fiscal year 2023. The Company achieved $2.5 million of this cost reduction target by the end of 2022 and as of September 2023, it has increased its annualized savings to $6.7 million, while having incurred restructuring costs of approximately $1.3 million to date.

In addition to the 2022 Restructuring Program, the Company announced on October 29, 2023, a further restructuring of its business due to its ongoing liquidity constraints. The announcement confirmed the closure of the Company’s Australian development studio and resulted in a reduction of the Company’s workforce by approximately 40 employees, the majority of whom were based in Australia and the United Kingdom, representing approximately 40% of the Company’s global workforce. The Company expects to record a restructuring expense of approximately $0.4 to $0.5 million related to the workforce reduction, primarily consisting of severance and redundancy costs, in the fourth quarter of fiscal year 2023. The Company believes the implementation of the workforce reduction, including cash payments, will be substantially complete by the end of the fourth quarter of fiscal year 2023. As a consequence of the closure of the Australia development studio, the Company determined it was necessary to suspend the development of its previously planned INDYCAR title until such time that it is able to secure additional funding and capable resources to be able to deliver a high-quality INDYCAR video game title.

The Company continues to seek to reduce its monthly net cash-burn by reducing its cost base through maintaining and enhancing cost control initiatives and is evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position.

Trends and Factors Affecting Our Business

Product Release Schedule: Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
NASCAR 21: Ignition	October 28, 2021, available on PC and consoles
NASCAR Heat Ultimate Edition+	November 19, 2021, available on Nintendo Switch
KartKraft	January 26, 2022, available on PC (full release)
rFactor 2 Q1 2022 Content Update	February 7, 2022, available on PC
rFactor 2 Q2 2022 Content Update	May 10, 2022, available on PC
rFactor 2 Q3 2022 Content Update	August 8, 2022, available on PC
NASCAR 21: Ignition 2022 Season Expansion	October 6, 2022, available on PC and next generation consoles
NASCAR Rivals	October 14, 2022, available on Nintendo Switch
rFactor 2 Q4 2022 Content Update	November 7, 2022, available on PC
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC
NASCAR Heat 5 – Next Gen Car Update	June 23, 2023, available on PC and consoles
rFactor 2: Race Control multiplayer	October 5, 2023, available on PC

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience. For example, we have recently modified our produce release schedule to postpone the release of our Le Mans Ultimate game from December 2023 to February 2024 in order to deliver a better product, and we have suspended the development of our INDYCAR title until such time we have sufficient liquidity and resources to deliver a high-quality game. In addition, the sale of our NASCAR License and the termination of our BTCC License, as disclosed elsewhere in this Report, has impacted our long-term product release schedule as we will no longer be producing NASCAR and BTCC titles moving forward.

As we continue to evaluate the cost saving initiatives and explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets, further adjustments to our product roadmap may be required.

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

Concentration of Sales: Our NASCAR products have historically accounted for the majority of our revenue. However, we have worked to diversify our product offerings and revenue from other sources by introducing titles such as KartKraft, rFactor 2 and the 24 Hours of Le Mans Virtual esports event to our portfolio of product offerings and thereby reducing our dependency on the NASCAR franchise as our substantially sole source of revenue. For example, revenues associated with our NASCAR franchise accounted for approximately 70.9% and 60.5% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. Following the sale of our NASCAR License and the execution of the NASCAR New Limited License, which allows us to sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024, we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time.

Retail Distribution: Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). Due to our modified product release schedule, we did not recognize significant revenue from sales of physical gaming products during the nine months ended September 30, 2023. We expect to continue to use a limited number of distribution partners in the future for sales of our physical gaming products and as such, concentration risk remains a relevant factor for the Company. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2022 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Digital Business: Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the nine months ended September 30, 2023, and 2022, approximately 86.9% and 68.0%, respectively, of our revenue from sales of video games for game consoles and PCs, net of sales reserves, was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports: We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. The first quarter of 2023 was another successful quarter for our Esports segment, with the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual, in January and the return of the popular community rFactor 2 competition ‘GT Challenge’. We intend to continue exploring opportunities to expand the recurring portion of our Esports segment outside of Le Mans.

Recurring Revenue Sources: Our business model includes revenue that we deem recurring in nature, which historically consisted primarily of revenue from our annualized NASCAR video game racing franchise for game consoles, PC, and mobile platforms. We historically have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. Following the sale of our NASCAR License and as we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans.

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses, which historically has been attributable to our NASCAR License prior to its sale and certain other third parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Furthermore, cost of revenues for our Gaming segment includes costs associated with our outsourced code and content development services. Cost of revenues for our Esports segment consists primarily of the cost of event staffing and event production.

Sales and Marketing

Sales and marketing expenses are primarily composed of salaries, benefits and related taxes of our in-house marketing teams, advertising, marketing, and promotional expenses, including fees paid to social media platforms, Driven Lifestyle and other websites where we market our products.

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

Results of Operations

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

In this section, references to 2023 refer to the three months ended September 30, 2023 and references to 2022 refer to the three months ended September 30, 2022.

Revenue

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
Revenues:
Gaming	$1,693,871	$1,042,852	$651,019	62.4%
Esports	-	180,290	(180,290)	(100.0)%
Total Revenues	$1,693,871	$1,223,142	$470,729	38.5%

Consolidated revenues were $1.7 million and $1.2 million for 2023 and 2022, respectively, an increase of $0.5 million, or 38.5%, when compared to the prior period.

Gaming segment revenues represented approximately 100% and 85.3% of our total 2023 and 2022 revenues, respectively, increasing by $0.7 million, or 62.4%, when compared to the prior period. The increase in Gaming segment revenues in 2023 when compared to 2022 was primarily due to higher digital game sales and downloadable content (“DLC”) sales of $0.7 million, driven by improved NASCAR product sales following the release of the NASCAR Heat 5: Next Gen Update DLC in June 2023.

Esports segment revenues represented approximately 0% and 14.7% of our total 2023 and 2022 revenues, respectively, decreasing by $0.2 million, or 100%, when compared to the prior period. The decrease in Esports segment revenues in 2023 was primarily driven by lower sponsorship revenues from the Le Mans Virtual Series which has not yet commenced its 2023-24 season. Esports segment revenues for 2022 consisted of sponsorship revenues from the Le Mans Virtual Series 2022-23 season, which commenced in September 2022.

Cost of Revenues

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
Cost of Revenues:
Gaming	$831,479	$540,519	$290,960	53.8%
Esports	-	62,337	(62,337)	(100.0)%
Total Cost of Revenues	$831,479	$602,856	$228,623	37.9%

Consolidated cost of revenues were $0.8 million and $0.6 million for 2023 and 2022, respectively, an increase of $0.2 million, or 37.9%, when compared to the prior period.

Gaming segment cost of revenues represented approximately 100% and 89.7% of our total 2023 and 2022 cost of revenues, respectively, increasing by approximately $0.3 million, or 53.8%, when compared to the prior period. The increase in Gaming segment cost of revenues was primarily driven by a $0.3 million increase in royalty and license fees, driven by increases in the annual contractual minimum royalty guarantee payments due on our gaming licenses.

Esports segment cost of revenues represented approximately 0% and 10.3% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.1 million, or 100%, when compared to the prior period. There were no associated cost of revenues from our Le Mans Virtual Series during 2023 as a result of the competition not yet commencing its 2023-24 season. Esports segment cost of revenues for 2022 represented costs incurred relating to the Le Mans Virtual Series 2022-23 season, which commenced in September 2022.

Gross Profit

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
Gross Profit:
Gaming	$862,392	$502,333	$360,059	71.7%
Esports	-	117,953	(117,953)	(100.0)%
Total Gross Profit	$862,392	$620,286	$242,106	39.0%
Gaming – Gross Profit Margin	50.9%	48.2%
Esports – Gross Profit Margin	N/A	65.4%
Total Gross Profit Margin	50.9%	50.7%

Consolidated gross profit was $0.9 million and $0.6 million for 2023 and 2022, respectively, an increase of $0.2 million, or 39.0%, when compared to the prior period. Gross profit margin was 50.9% in 2023, compared to 50.7% in 2022, where the basis point increase was driven primarily by higher gaming revenues.

Gaming segment gross profit was $0.9 million for 2023, compared to $0.5 million for 2022, representing a gross profit margin of 50.9% for 2023 and 48.2% for 2022. The increase in our Gaming segment gross profit of $0.4 million, and corresponding increase in gross profit margin, were primarily due to higher gaming revenues as discussed above.

Esports segment gross profit was $0 for 2023, compared to $0.1 million for 2022, representing a gross profit margin of 0% for 2023 and 65.4% for 2022. As discussed above, there were no sponsorship revenues from our Le Mans Virtual Series during the three months ended September 30, 2023.

Operating Expenses

	For the Three Months
	Ended September 30,		Change
	2023	2022	$	%
Operating Expenses:
Sales and marketing	$358,120	$1,440,659	$(1,082,539)	(75.1)%
Development	1,566,839	2,631,066	(1,064,227)	(40.4)%
General and administrative	1,526,614	4,008,335	(2,481,721)	(61.9)%
Depreciation and amortization	75,614	92,703	(17,089)	(18.4)%
Total Operating Expenses	$3,527,187	$8,172,763	$(4,645,576)	(56.8)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.4 million and $1.4 million for 2023 and 2022, respectively, representing a $1.0 million, or 75.1%, decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $0.6 million reduction in external marketing expense, as well as a $0.4 million reduction in payroll and employee related expenses as a result of lower headcount when compared to the prior period.

Development

Development expenses were $1.6 million and $2.6 million for 2023 and 2022, respectively, representing a $1.1 million, or 40.4%, decrease when compared to the prior period. The reduction in development expense was primarily driven by a $0.6 million reduction in payroll expense, as a result of lower headcount when compared to the prior period, as well as a $0.5 million reduction in external development expense driven by ongoing cost rationalization measures, partially offset by a $0.1 million increase in hosting fees incurred to support our ongoing development efforts.

General and Administrative

General and administrative (“G&A”) expenses were $1.5 million and $4.0 million for 2023 and 2022, respectively, a decrease of $2.5 million, or 61.9%, when compared to the prior period. The reduction in G&A expense was primarily driven by a $1.2 million reduction in legal and professional costs, due to the settlement of litigation in 2022 that did not repeat in 2023, a $0.5 million reduction in payroll and employee related expenses due to lower headcount period over period, a $0.3 million reduction in insurance costs, and a decrease of $0.2 million in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expenses for 2023 and 2022 presented no significant changes to the depreciation of capital assets.

Interest Expense

Interest expense was $0.2 million for both 2023 and 2022. Interest expense primarily consists of ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities.

Other Expense, net

Other expense, net for 2023 was $0.6 million, compared to other expense, net of $0.7 million for 2022, a decrease of $0.1 million. The change in other expense, net was primarily due to favorable swings in foreign currency gains and losses period over period, arising from remeasuring transactions denominated in a currency other than U.S. dollars.

Other Comprehensive Income

Other comprehensive income was $0.5 million for 2023, compared to other comprehensive income of $0.2 million for 2022. The $0.3 million change in other comprehensive income was primarily due to activity in our U.K., Australian, Georgian and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

The loss attributable to non-controlling interest increased by $0.02 million to a loss of $0.04 million in 2023 as compared to a loss of $0.02 million in 2022, which was attributed to the increase of net losses in Le Mans Esports Series Ltd (the “Le Mans Joint Venture”).

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022.

Revenue

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Revenues:
Gaming	$4,872,184	$5,943,178	$(1,070,994)	(18.0)%
Esports	290,172	610,740	(320,568)	(52.5)%
Total Revenues	$5,162,356	$6,553,918	$(1,391,562)	(21.2)%

Consolidated revenues were $5.2 million and $6.6 million for 2023 and 2022, respectively, a decrease of $1.4 million, or 21.2%, when compared to the prior period.

Gaming segment revenues represented 94.4% and 90.7% of our total 2023 and 2022 revenues, respectively, decreasing by $1.1 million, or 18%, when compared to the prior period. The decrease in Gaming segment revenues was primarily due to a $0.6 million decrease in digital and mobile game sales and a $0.7 million decrease in retail sales, both of which were primarily driven by lower volumes of sales and less favorable pricing. The change in digital and mobile game sales was primarily driven by a $0.4 million reduction in NASCAR title sales on PC, consoles and mobile platforms, and a $0.2 million decrease in rFactor 2 and KartKraft title sales on PC. The reduction in retail game sales of $0.7 million was due to lower retail sales of our NASCAR titles in 2023 when compared to the same period in 2022.

In addition to the decrease in revenue generated by game sales, revenue earned through the development of simulation platforms for third-parties was $0.5 million lower in 2023 compared to 2022. The lower period over period revenues were partially offset by a $0.8 million reduction in sales allowances recognized in 2023, when compared to 2022.

Esports segment revenues represented 5.6% and 9.3% of our total 2023 and 2022 revenues, respectively, decreasing by $0.3 million, or 52.5%, when compared to the prior period. The change in Esports segment revenue was due to $0.3 million lower sponsorship revenue from the Le Mans Virtual Series, during 2023 due to the timing of the commencement of the 2023-24 season compared to the 2022-23 season, as discussed above.

Cost of Revenues

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Cost of Revenues:
Gaming	$2,571,627	$2,765,263	$(193,636)	(7.0)%
Esports	374,755	707,556	(332,801)	(47.0)%
Total Cost of Revenues	$2,946,382	$3,472,819	$(526,437)	(15.2)%

Consolidated cost of revenues were $2.9 million and $3.5 million for 2023 and 2022, respectively, a decrease of $0.5 million, or 15.2%, when compared to the prior period.

Gaming segment cost of revenues represented 87.3% and 79.6% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.2 million, or 7.0%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.3 million reduction in game production costs and $0.1 million reduction in development costs incurred to develop a simulation platform for a third-party. The decrease in production costs was due to no new physical inventory production in 2023, compared to additional units of NASCAR 21: Ignition being produced in 2022, and the reduction in development costs was driven by the decrease in digital and retail game sales. These reductions were partially offset by an increase in license fees of $0.2 million.

Esports segment cost of revenues represented 12.7% and 20.4% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.3 million, or 47.0%, when compared to the prior period. The decrease in Esports segment cost of revenues was primarily driven by $0.3 million of lower studio and televised production costs associated with the Le Mans Virtual Series during 2023 due to the timing of the commencement of the 2023-24 season compared to the 2022-23 season, as discussed above.

Gross Profit

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Gross Profit:
Gaming	$2,300,557	$3,177,915	$(877,358)	(27.6)%
Esports	(84,583)	(96,816)	12,233	(12.6)%
Total Gross Profit	$2,215,974	$3,081,099	$(865,125)	(28.1)%

Gaming – Gross Profit Margin	47.2%	53.5%
Esports – Gross Profit Margin	(29.1)%	(15.9)%
Total Gross Profit Margin	42.9%	47.0%

Consolidated gross profit was $2.2 million and $3.1 million for 2023 and 2022, respectively, a decrease of $0.9 million, or 28.1%, when compared to the prior period. Gross profit margin was 42.9% in 2023, compared to 47.0% in 2022, where the basis point decrease was driven primarily by lower gaming revenues combined with certain fixed expenses, such as the minimum annual royalty guarantees, as well as amortization costs of developed technology in the Gaming segment.

Gaming segment gross profit was $2.3 million for 2023, compared to $3.2 million for 2022, representing a gross profit margin of 47.2% for 2023 and 53.5% for 2022. The decrease in our Gaming segment gross profit of $0.9 million, and corresponding decrease in gross profit margin was primarily due to lower gaming revenues combined with certain fixed expenses as discussed above.

Esports segment gross loss was $0.1 million for both 2023 and 2022, representing a negative gross profit margin of 29.1% and 15.9% for 2023 and 2022, respectively. This erosion in the Esports segment gross profit margin was primarily due to lower revenues from the Le Mans Virtual Series, as explained above.

Operating Expenses

	For the Nine Months
	Ended September 30,		Change
	2023	2022	$	%
Operating Expenses:
Sales and marketing	$1,411,318	$4,669,328	$(3,258,010)	(69.8)%
Development	5,751,741	7,717,046	(1,965,305)	(25.5)%
General and administrative	7,459,957	10,781,098	(3,321,141)	(30.8)%
Impairment of goodwill	-	4,788,268	(4,788,268)	(100.0)%
Impairment of intangible assets	4,004,627	4,640,102	(635,475)	(13.7)%
Depreciation and amortization	277,822	326,499	(48,677)	(14.9)%
Total Operating Expenses	$18,905,465	$32,922,341	$(14,016,876)	(42.6)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $1.4 million and $4.7 million for 2023 and 2022, respectively, representing a $3.3 million, or 69.8% decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $2.1 million reduction in external marketing expense, as well as a $1.2 million reduction in payroll and employee related expenses as a result of lower headcount when compared to the prior period.

Development

Development expenses were $5.8 million and $7.7 million for 2023 and 2022, respectively, representing a $2.0 million, or 25.5%, decrease when compared to the prior period. The reduction in development expense was primarily driven by a $1.7 million reduction in payroll and employee related expenses expense as a result of lower headcount when compared to the prior period and a $0.5 million decrease in development consulting expenses, partially offset by a $0.2 million increase in hosting fees incurred to support our ongoing development efforts.

General and Administrative

G&A expenses were $7.5 million and $10.8 million for 2023 and 2022, respectively, a decrease of $3.3 million, or 30.8%, when compared to the prior period. The reduction in G&A expense was primarily driven by a $1.6 million reduction in legal and professional costs, primarily due to the settlement of litigation in 2022 that did not repeat in 2023, a $1.2 million reduction in payroll and employee related expenses, including travel expenses, due to lower headcount period over period, a $0.7 million reduction in insurance costs and a $0.2 million reduction in software and subscription costs. This was partially offset by a $0.6 million increase in severance costs, driven by the departure of the Company’s former Chief Executive Officer in 2023.

Impairment of Goodwill

Impairment of goodwill was $0 and $4.8 million in 2023 and 2022, respectively. The impairment loss for 2022 primarily related to goodwill acquired in connection with the acquisition of Studio397 that was deemed impaired as a result of impairment assessments performed during 2022. The triggers for the assessments were primarily revisions made during the three months ended March 31, 2022 to the scope and timing of certain product releases included in the Company’s product roadmap, as well as a significant reduction in the Company’s market capitalization since the date of the last annual impairment assessment. Changes to the forecasted revenues and discount rates, as a result of the triggers identified, were the primary drivers for the change in fair value.

Impairment of Intangible Assets

Impairment of indefinite-lived intangible assets was $0 and $3.3 million in 2023 and 2022, respectively. The triggers for the assessments in 2022 were changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The indefinite-lived intangible asset impairment losses primarily related to the rFactor 2 trade name and the Le Mans Video Gaming License and were mainly driven by a reduction in expected future revenues following changes made to the Company’s product roadmap during the three months ended March 31, 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

Impairment of finite-lived intangible assets was $4.0 million and $1.3 million in 2023 and 2022, respectively. The trigger for the impairment in 2023 was the Company’s decision to explore strategic alternatives and potential options for its business, resulting in a probable likelihood of the sale of certain licensing rights that would result in the Company’s inability to comply with the terms of a licensing agreement by the end of the year and the resulting reduction in expected future revenues. The triggers for the impairment in 2022 were changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The finite-lived intangible asset impairment losses in 2022 related to the rFactor 2 technology and was primarily driven by a change in the technical obsolescence assumption used when determining the fair value of the asset.

Depreciation and Amortization

Depreciation and amortization expenses for 2023 and 2022 presented no significant changes to the depreciation of capital assets.

Interest Expense

Interest expense was $0.7 and $0.6 million for 2023 and 2022, respectively, primarily from ongoing non-cash interest accretion of our INDYCAR and BTCC license liabilities, as well interest expense relating to deferred purchase consideration in respect of our acquisition of Studio 397.

Other Income (Expense), net

Other income, net for 2023 was $0.4 million, compared to other expense, net of $1.5 million for 2022, an improvement of $1.9 million compared to the prior period. The improvement in other income (expense), net was primarily driven by a $1.4 million reduction in foreign currency losses, arising from remeasuring transactions denominated in a currency other than U.S. dollars., a $0.4 million gain in the fair value of liability settled stock warrants and a $0.1 million increase in rental and other income.

Other Comprehensive Income

Other comprehensive income presented no significant changes

Net Loss Attributable to Non-Controlling Interest

For 2023, the loss attributable to the non-controlling interest decreased by $0.7 million to a loss of $0.2 million as compared to a loss of $0.9 million for 2022. The improvement was attributed to the reduction of net losses in the Le Mans Joint Venture.

Liquidity and Capital Resources

Liquidity

Since our inception and prior to our initial public offering (“IPO”), we financed our operations primarily through advances from Driven Lifestyle, which were subsequently incorporated into a line of credit provided by Driven Lifestyle pursuant to the $12 million Line of Credit, as described below.

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

Following our IPO, we have financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
Liquidity Measure (in millions)	2023	2022
Cash and cash equivalents	$1.2	$1.0
Working capital	$(5.1)	$(9.3)

For the nine months ended September 30, 2023, the Company had a net loss of approximately $17.0 million and negative cash flows from operations of approximately $10.1 million. As of September 30, 2023, we had an accumulated deficit of $90.7 million and cash and cash equivalents of $1.2 million, which increased to $3.2 million as of October 31, 2023. The increase in cash and cash equivalents was driven by the sale of the Company’s NASCAR License to iRacing on October 3, 2023. See Note 12 – Subsequent Events in our condensed consolidated financial statements in this Report for additional details.

For the three months ended September 30, 2023, we experienced an average net cash burn from operations of approximately $0.4 million a month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles. Based on the Company’s cash and cash equivalents position and the Company’s average cash burn, we do not believe we have sufficient cash on hand to fund our operations over the next year and that additional funding will be required in order to continue operations.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to its recent sale of its NASCAR License; and iii) cost reduction and restructuring initiatives, including re-evaluating its product roadmap, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via the ATM program would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via the ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Due to the continuing uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company continues to explore other strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets in addition to its recent sale of the NASCAR License. If any such additional strategic alternative is executed, it is expected it would help to improve the Company’s working capital position and reduce overhead expenditures, thereby lowering the Company’s expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more additional strategic alternatives, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will be successful in implementing any additional strategic plans for the sale or licensing of its assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

As part of its ongoing liquidity management efforts, the Company has evaluated its product roadmap and determined that changes to the expected timing and scope of certain new product releases is required. Specifically, the Company has determined that its upcoming Le Mans Ultimate game release date will be moved from December 2023 to an anticipated February 2024 release date. In addition, following the Company’s decision on October 29, 2023 to complete a restructuring of its operations that primarily resulted in the closure of its Australian development studio, as well as the reduction of headcount in the United Kingdom, the Company determined it was necessary to suspend the development of its previously planned INDYCAR title until such time it is able to secure additional funding and capable resources to be able to deliver a high-quality INDYCAR video game title. Refer to Note 12 – Subsequent Events for further details regarding the restructuring.

As the Company continues to address its liquidity constraints, the Company may need to make further adjustments to its product roadmap in order to reduce operating cash burn. Additionally, the Company continues to seek to improve its liquidity through maintaining and enhancing cost control initiatives, such as those that it expects to achieve through its previously announced 2022 Restructuring Program, as well as the closure of its Australian development studio. The Company plans to continue evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position, as well as create a healthy and sustainable Company from which to operate.

If the Company is unable to satisfy its capital requirements, it could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of the Company’s business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional capital contributions and/or loans from Driven Lifestyle, the Company’s other affiliates and/or third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Driven Lifestyle or affiliates and/or third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its capital requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

Even if the Company does secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of the Company’s products due to the disposition of key assets, such as the sale of its NASCAR License, further changes in the Company’s product roadmap and/or the Company’s inability to deliver new products for its various other licenses; less than anticipated consumer acceptance of the Company’s offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of the Company’s products and events as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, the Company’s liquidity position may continue to be insufficient to satisfy its future capital requirements. If the Company is ultimately unable to satisfy its capital requirements, it would likely need to dissolve and liquidate its assets under the bankruptcy laws or otherwise.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $10.1 million and $16.9 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2023 was primarily a result of cash used to fund a net loss of $17.0 million, adjusted for net non-cash adjustments of $6.9 million. Net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to a net loss of $32.0 million, adjusted for non-cash expenses in the amount of $13.9 million and by $1.2 million of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $0.03 million and $0.3 million, respectively, which was attributable to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 and 2022 was $10.1 million and $1.1 million, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under the Alumni Purchase Agreement (as defined below) and $10.4 million raised in connection with shares sold in the Company’s registered direct offerings, partially offset by $0.7 million of payments for purchase commitments and $0.3 million for payments relating to license liabilities. During the nine months ended September 30, 2022, net cash provided by financing activities was driven primarily by $3.0 million in advances from Driven Lifestyle under the $12 million Line of Credit in September 2022, partially offset by $1.5 million in payments of purchase commitment liability relating to a portion of the deferred installment amount due in connection with our acquisition of Studio397 and $0.3 million in game license payments.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Driven Lifestyle, that provided the Company with a line of credit of up to $10 million at an interest rate of 10% per annum, the availability of which is dependent on Driven Lifestyle’s available liquidity. On November 23, 2020, the Company and Driven Lifestyle entered into an amendment to the $12 million Line of Credit, effective in 2020, pursuant to which the availability under the $12 million Line of Credit was increased from $10 million to $12 million, with no changes to the other terms. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations” in Part I, Item 1A of the 2022 Form 10-K.

On September 8, 2022, the Company entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or the Company generates positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving the Company of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock. See Note 5 – Related Party Loans in our condensed consolidated financial statements in this Report for further information. As of September 30, 2023, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of September 30, 2023, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On December 9, 2022, the Company entered into a stock purchase commitment agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), which provides that the Company may sell to Alumni Capital up to $2,000,000 of shares (the “commitment amount”) of the Company’s Class A common stock, through the commitment period expiring on December 31, 2023, or earlier if the commitment amount is reached. Furthermore, the Company has an option to increase the commitment amount up to $10,000,000 of shares of the Company’s Class A common stock, subject to certain terms and conditions. During the nine months ended September 30, 2023, the Company issued an aggregate of 175,167 shares of the Company’s Class A common stock to Alumni Capital under the Alumni Purchase Agreement with an aggregate fair market value of approximately $0.65 million. As of September 30, 2023, the remaining commitment amount under the Alumni Purchase Agreement amounted to approximately $1.3 million.

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

On March 31, 2023, the Company entered into the ED Agreement with the Sales Agent, pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules), from time to time through the Sales Agent. Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the ED Agreement. The Sales Agent is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ED Agreement. During the nine months ended September 30, 2023, no shares of Class A common stock were sold under the Company’s ATM program. As of September 30, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program.

Capital Expenditures

The nature of the Company’s operations does not require significant expenditure on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of September 30, 2023.

Material Cash Requirements

As a result of the sale of our NASCAR License on October 3, 2023 (See Note 12 - Subsequent Events in our condensed consolidated financial statements), our future minimum royalty guarantee commitments pertaining to the NASCAR License will reduce by an aggregate of $6.3 million from that previously disclosed in the 2022 Form 10-K.

Other than as described in Note 9 – Commitments and Contingencies in our condensed consolidated financial statements in this Report and as discussed above, there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2022 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2022 Form 10-K, that continued to exist as of September 30, 2023, as well as an additional material weakness identified during the quarter ended June 30, 2023, as discussed below and in Part I, Item 4, “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, that also continued to exist.

Remediation of Material Weaknesses

We have not yet remediated the material weakness relating to our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities, that we identified in the 2022 Form 10-K. Additionally, during the quarter ended June 30, 2023, management identified a new material weakness in our internal control over financial reporting due to a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely, which also has not yet been remediated. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations.

We believe that we have made and continue to make progress on the remediation plans described in our 2022 Form 10-K, under Item 9A, “Controls and Procedures.” During the period ended September 30, 2023, we continued to make improvements to controls and continued our evaluation and documentation of risks and key controls forming part of the significant business processes, including the internal control over financial reporting risk assessment scoping, development of risk control matrices and identification of key transaction level and entity level controls that require testing on an ongoing basis. Additionally, we hired additional finance and accounting employees with appropriate experience, certification, education and training.

All other material weaknesses previously identified in Part II, Item 9A, “Controls and Procedures” of the 2022 Form 10-K have been remediated, as disclosed in Part I, Item 4, “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 9 – Commitments and Contingencies in our condensed consolidated financial statements in this Report for additional information.

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

We incurred a net loss of $17.0 million and negative cash flows from operations of approximately $10.1 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $90.7 million and cash and cash equivalents of $1.2 million, which increased to $3.2 million as of October 31, 2023. The increase in cash and cash equivalents was driven by the sale of the Company’s NASCAR License to iRacing on October 3, 2023. For the three months ended September 30, 2023, we experienced an average net cash burn from operations of approximately $0.4 million a month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2022 and 2021 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. See Note 1 – Business Organization, Nature of Operations, and Risks and Uncertainties in our condensed consolidated financial statements and “—Liquidity and Capital Resources” in this Report for further information.

If we are unable to satisfy our capital requirements, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional capital contributions and/or loans from Driven Lifestyle, our other affiliates and/or third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional capital contributions and/or loans not being available from Driven Lifestyle or affiliates and/or third parties, or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our capital requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital. If we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

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

Even if we do secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of our products due to the disposition of key assets, such as the sale of our NASCAR License, further changes in our product roadmap and/or our inability to deliver new products for our various other licenses; less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from our existing or new products or from its advertising and/or marketing plans; or if our expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity position may continue to be insufficient to satisfy its future capital requirements.

Risks Related to Our Business and Industry

We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.

Due to the uncertainty surrounding our ability to raise funding in the form of potential Capital Financing, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business (a “Strategic Transaction”), including, but not limited to, the sale or licensing of certain of our assets in addition to the sale of our NASCAR License to iRacing on October 3, 2023. Any Strategic Transaction that we consummate could harm our business, brand, operating results and financial condition. There can be no assurances that any particular Strategic Transaction, or series of Strategic Transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results.

Any Strategic Transaction could involve a number of other risks and uncertainties, including, but not limited to:

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

Additionally, even if we are successful in implementing one or more Strategic Transactions, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the nine months ended September 30, 2023 and 2022, revenues associated with our NASCAR franchise accounted for approximately 70.9% and 60.5% of our total revenue, respectively.

Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises, or the loss of any franchise, could negatively impact our business. For example, with the consummation of the sale of our NASCAR License to iRacing on October 3, 2023, we are no longer the official video game developer and publisher for the NASCAR video game racing franchise and no longer have the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games. Accordingly, we no longer have the right to use the NASCAR brand for our products other than a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024. We believe this will require us to modify our existing business model and significantly alter the risk profile relating to our operations. As a result, we may encounter difficulties or challenges in continuing operations due to the sale of our NASCAR License, and our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time.

Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business. In the future, we expect this trend to continue with a relatively limited number of franchises producing a disproportionately high percentage of our revenues and profits.

Our ability to acquire and maintain licenses to intellectual property, especially for racing series, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Most of our products and services are based on or incorporate intellectual property owned by others. For example, we have obtained an exclusive license to develop multi-platform games for the 24 Hours of Le Mans race, the WEC and INDYCAR. Additionally, through a series of joint ventures and other agreements with various racing series, we own exclusive rights to operate various esports tournaments and leagues, including the Le Mans Virtual Series. Competition for these licenses and rights is intense and could result in increased minimum guarantees and royalty rates payable to licensors and developers, which would significantly increase our costs and reduce our profitability. Furthermore, if we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. For example, as discussed elsewhere in this Report, we sold our NASCAR License to iRacing on October 3, 2023 and our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time. Additionally, on October 26, 2023, BARC delivered notice to us terminating the BTCC License Agreement because we were unable to satisfy certain of our obligations under the BTCC License Agreement, including the release and sale of BTCC gaming and esports products within two years of the effective date off the BTCC License Agreement and the payment of certain royalties, including certain minimum annual guarantees.

Risks Related to Our Company

Impairment of our goodwill or other intangible assets has had, and in the future could have, a material adverse impact on our results of operations.

As of September 30, 2023, we had other intangible assets, net of $8.0 million. We are required under generally accepted in the United States of America to review our goodwill for impairment at least annually, and to review goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our goodwill and other intangible assets to be reviewed for impairment include, among other, general economic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific factors such as changes to our product road map and restructuring changes, and changes in our share price. We may be required to record non-cash impairment charges during any period in which we determine that our goodwill and/or other intangible assets are impaired, which has had, and in the future could have, a material adverse impact on our results of operations. For example, for the nine months ended September 30, 2023, we recorded impairment of intangible assets of $4.0 million, and for the year ended December 31, 2022, we recorded impairment of intangible assets of $4.8 million and impairment of goodwill of $4.8 million.

We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

On November 3, 2023, Jason Potter resigned as our Chief Financial Officer, effective as of November 8, 2023. Effective November 8, 2023, Stanley Beckley has been appointed as our Interim Chief Financial Officer. Prior to Mr. Potter’s tenure as our Chief Financial Officer, we had other individuals, including Dmitry Kozko, our former Chief Executive Officer, John Delta, a member of our board of directors, and Jonathan New serve in an Interim Chief Financial Officer or Chief Financial Officer capacity, as applicable, since January 2020. Additionally, on April 14, 2023, the Company’s board of directors determined to terminate Mr. Kozko’s employment with the Company as its Chief Executive Officer without “Cause” (as such term is defined in Mr. Kozko’s employment agreement) effective as of April 19, 2023. In connection with Mr. Kozko’s termination, the Company’s board of directors appointed Stephen Hood as the Company’s new Chief Executive Officer and President. Leadership transitions may be inherently difficult to manage, and inadequate transitions to a new Chief Executive Officer and/or a permanent Chief Financial Officer may cause disruption within the Company. In addition, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted, particularly if we are unable to attract and retain a qualified candidate to become our permanent Chief Financial Officer in a timely manner. This may also impact our ability to retain and hire other key members of management.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2023, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 3, 2023, Jason Potter notified the Company of his decision to resign as the Company’s Chief Financial Officer, Secretary and Treasurer, effective November 8, 2023, for personal reasons. Mr. Potter had been serving as the Company’s principal financial officer and principal accounting officer.

In connection with the resignation of Mr. Potter, Stanley Beckley was appointed as the Company’s Interim Chief Financial Officer, effective November 8, 2023. Mr. Beckley will serve as the Company’s principal financial officer and principal accounting officer.

Mr. Beckley, age 41, initially joined Driven Lifestyle Group LLC (formerly Motorsport Network, LLC), the majority stockholder of the Company, in February 2021 as its Chief Accounting Officer – a role he will continue to serve in. Mr. Beckley has over eighteen years of experience in leading finance and accounting teams and working on technical accounting matters. Prior to joining Driven Lifestyle, Mr. Beckley spent nine years with KPMG as a Senior Manager in its Audit Practice and almost four years working as a Corporate Controller for H.I.G. Capital, a global private equity firm headquartered in Miami. More recently, Mr. Beckley was the Chief Financial Officer for CDR Companies, a national firm that provides consulting, emergency management, and disaster health and medical services. He graduated with Bachelor’s and Master’s degrees in Accounting with honors from Florida International University and holds active Certified Public Accounting licenses in the states of Florida and Virginia. Mr. Beckley is also a certified Fraud Examiner and a Chartered Certified Accountant.

There are no arrangements or understandings between Mr. Beckley and any other person pursuant to which he was appointed to serve as the Company’s Interim Chief Financial Officer. There are also no family relationships between Mr. Beckley and any director or executive officer of the Company, and Mr. Beckley does not have a direct or indirect material interest in any “related party” transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with Mr. Beckley’s appointment as the Company’s Interim Chief Financial Officer, on November 8, 2023, the Company and Mr. Beckley entered into an offer letter (the “Beckley Offer Letter”). Pursuant to the Beckley Offer Letter, Mr. Beckley will receive an annual base salary equal to $230,000. Mr. Beckley will be eligible, subject to performance metrics, for an annual bonus of $20,000 bonus payable on March 31 of the year following the calendar year for which the annual bonus was earned. Mr. Beckley will be first eligible for the annual bonus payment on March 31, 2024, subject to pro-ration for time served in calendar year ended December 31, 2023, and achieving performance metrics as set by the Company.

The foregoing description of the Beckley Offer Letter is not intended to be complete and is qualified in its entirety by reference to the full text of the Beckley Offer Letter, which is filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

10.1	Assignment and Assumption Agreement, dated as of October 3, 2023, among the Company, 704Games LLC and iRacing.com Motorsport Simulations, LLC	8-K	001-39868	10.1	10/5/23

10.2*	Consent to Assignment and Assumption of, and Releases, dated as of October 3, 2023, among 704Games LLC, iRacing.com Motorsport Simulations, LLC and NASCAR Team Properties	8-K	001-39868	10.2	10/5/23

10.3*	Limited License Agreement, dated as of October 3, 2023, between 704Games LLC and NASCAR Team Properties	8-K	001-39868	10.3	10/5/23

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

10.4	Offer letter for Stanley Beckley, Interim Chief Financial Officer					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2023	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Potter
Jason Potter
Chief Financial Officer
(Principal Financial and Accounting Officer)

