Form 10-K
period 2023-12-31
Motorsport Games Inc.
filed 2024-04-01
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A common stock as reported on The Nasdaq Capital Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,331,755.

As of April 1, 2024, the registrant had 2,722,728 shares of Class A common stock, with 1 vote per share, and 700,000 shares of Class B common stock, with 10 votes per share, issued and outstanding. At such date, Driven Lifestyle Group LLC (“Driven Lifestyle”) owned (i) 1,480,385 shares of the registrant’s issued and outstanding Class A common stock and (ii) all 700,000 shares of the registrant’s issued and outstanding Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Motorsport Games Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations over the next year based on the cash and cash equivalents available and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and further cost reduction and restructuring initiatives; our expectation that if any strategic alternative is executed, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	the sale of our NASCAR License (as defined in this Report), including our belief that our existing business model will need to be modified, our risk profile relating to our operations will be significantly altered, we may encounter difficulties or challenges in continuing operations due to the sale of the license, and that our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2024/25 Le Mans Virtual Series to commence later this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

3

●

our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our Esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions and industry trends;

●	our plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including our plan to negotiate and implement equity financing transactions and negotiate reductions of our licensing liabilities;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of NASDAQ as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations relating to any cost reduction and restructuring initiatives, including expected savings and any restructuring charges to be incurred; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Driven Lifestyle, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the COVID-19 pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

(xvi)	difficulties, delays, less than expected results or our inability to successfully implement any strategic alternative or potential option for our business, including, but not limited to, the sale or licensing of certain of our assets, which could result in, among other things, less than expected financial benefits from such actions; and

(xvii)	difficulties and/or delays or unanticipated developments adversely impacting our ability to regain compliance with the NASDAQ’s listing requirements, such as our inability to negotiate and implement equity financing transactions and/or negotiate reductions of our licensing liabilities.

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

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and liquidity; risks related to our business and industry; risks related to our relationship with Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, which controls more than a majority of our issued and outstanding voting shares; risks related to our Company; risks related to the ownership of our Class A common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

●	We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

●	Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations.

●	If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

●	If we do not provide high-quality products in a timely manner, our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations may be negatively impacted.

●	We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.

●	Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition, liquidity, cash flows and/or operating results.

●	We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

●	Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenues and profitability. Competition for these licenses may make them more expensive and increase our costs.

●	The importance of retail sales to our business exposes us to the risks of that business model.

●	We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business.

●	We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we are unable to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

●	We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel, which could adversely affect our ability to achieve our business plans and financial objectives.

●	The success of our business relies on our marketing and branding efforts, and these efforts may not be accepted by consumers to the extent we planned.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

●	Driven Lifestyle controls more than a majority of our Class A common stock and Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

●	If we are no longer controlled by or affiliated with Driven Lifestyle , we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us and our financial performance, financial condition, liquidity and/or cash flows.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

●	Our Class A common stock may be delisted from NASDAQ, which could affect the market price and liquidity of our Class A common stock.

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Report.

PART I

Item 1. Business

Company Overview

Motorsport Games is a racing game developer, publisher and esports ecosystem provider of official motorsport racing series, including the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”). Our portfolio also includes the KartKraft karting simulation game, as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform.

Our purpose is to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large global motorsport audience. The latest figures reported from 2023 show Le Mans, which includes the WEC, having an estimated combined global fanbase of over 113 million, while the global fanbase for Formula 1 was estimated to be 1.61 billion.

We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content (“DLC”). We have obtained the official licenses to develop multi-platform games for the 24 Hours of Le Mans race and the WEC. Additionally, we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024. For fiscal years 2023 and 2022, 72% and 63% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. We continue to leverage esports competitions to bring wider awareness and engagement to our gaming products, while creating inspiring event spectacles for our viewers.

Company Background

Motorsport Games was formed in 2018 by Driven Lifestyle as a wholly-owned subsidiary in connection with the acquisition by Motorsport Games of a controlling interest in 704Games Company, which previously held the exclusive license to be the official video game developer and publisher for the NASCAR video game racing franchise, subject to certain limited exceptions. On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC (“iRacing”). Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”).

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

In May 2020, we entered into a multi-year licensing agreement to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the British Touring Car Championship (the “BTCC”), on consoles and mobile applications, esports series and esports events. In October 2023, BARC (TOCA) Limited, the exclusive promoter of the BTCC, delivered notice to the Company terminating the BTCC license agreement, effective as of November 3, 2023. As a result, we no longer have the right to develop and publish the video games for the BTCC racing series or to create and organize its esports leagues and events.

In January 2021, we completed our initial public offering (“IPO”). Prior to our IPO, Motorsport Games was a wholly-owned subsidiary of Driven Lifestyle and, following the completion of our IPO, Driven Lifestyle continues to be our majority stockholder.

In March 2021, we acquired all assets comprising the KartKraft computer video game from Black Delta Holdings PTY, Black Delta Trading Pty Ltd and Black Delta IP Pty Ltd.

In April 2021, we acquired the remaining equity interests in 704Games Company whereby 704Games Company merged with 704Games LLC, a newly formed Delaware limited liability company and our wholly-owned subsidiary, with 704Games LLC being the surviving entity in such merger (collectively referred to as “704Games” herein).

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

In July 2021, we entered into certain license agreements to use certain licensed intellectual property for motorsports and/or racing video gaming products and esports events related to, themed as, or containing the INDYCAR racings series. In November 2023, INDYCAR, LLC delivered notice to the Company terminating the INDYCAR license agreements, effective immediately. As a result, we no longer have the right to develop and publish the video games for the INDYCAR racing series or to create and organize its esports leagues and events.

Our Products

Game Products Portfolio

We develop and publish multi-platform racing video games including for game consoles, PCs and mobile platforms through various retail and digital channels, including full-game and DLCs.

Our current video game catalog includes the following titles:

Game	Image	Overview	Platforms	Release Date

rFactor 2		rFactor 2 is a realistic racing simulation game. It features mixed class road racing with realistic dynamics, an immersive sound environment, and stunning graphics, that are perfect for top-level esports and a rich single-player experience. Content updates were released in 2022 and 2023, as well as the rFactor 2: RaceControl multiplayer update in October 2023.	Microsoft Windows via Steam	March 28, 2013

NASCAR Heat Mobile*		NASCAR Heat Mobile is the only officially licensed, authentic NASCAR racing experience for mobile devices.	iOS and Android	April 25, 2017

NASCAR Heat 3*	NASCAR Heat 3 is a racing video game simulating the 2018 NASCAR Cup Series and feeder competitions.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 7, 2018

NASCAR Heat 4*	NASCAR Heat 4 is a racing video game simulating the 2019 NASCAR season. To date, NASCAR Heat 4 is the most successful sequel of the NASCAR Heat franchise based on quantity of units sold.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	September 13, 2019

NASCAR Heat 5*	NASCAR Heat 5 is a racing video game simulating the 2020 NASCAR season. The NASCAR Heat 5 – Next Gen Car Update DLC was released in June 2023.	Xbox One, PlayStation 4, and Microsoft Windows via Steam	July 7 and 10, 2020

NASCAR 21: Ignition*	NASCAR 21: Ignition is a racing video game simulating the 2021 NASCAR season. A 2022 season update was provided as a DLC in October 2022, free of charge.	Xbox, PlayStation, and Microsoft Windows via Steam	October 28, 2021

NASCAR Heat Ultimate Edition+*	NASCAR Heat Ultimate Edition+ is a racing video game simulating the 2020 NASCAR season.	Nintendo Switch	November 19, 2021

KartKraft	KartKraft is a kart racing simulator, which was released in January 2022.	Microsoft Windows via Steam	January 26, 2022 (full release)

NASCAR Rivals*	NASCAR Rivals is a racing video game simulating the 2022 NASCAR Cup Series season	Nintendo Switch	October 14, 2022

Le Mans Ultimate	Le Mans Ultimate is the official game of the FIA World Endurance Championship and 24 Hours of Le Mans	Microsoft Windows via Steam	February 20, 2024

*	Pursuant to the NASCAR New Limited License, we have a limited non-exclusive right and license to, among other things, sell these NASCAR games and DLCs through December 31, 2024.

Esports Partnerships and Franchises

We recognize the growing importance and business viability of esports, especially within the racing and motorsport genres. In recognition of this importance, we manage and operate the esports platforms for numerous racing series and organizations. We also continue to leverage esports competitions to bring wider awareness and engagement to our gaming products, while creating inspiring event spectacles for our viewers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize the Le Mans Virtual Series for the 2023/24 season, we currently plan on organizing the 2024/25 Le Mans Virtual Series to commence later this year. We also intend to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans.

Revenues

We currently generate revenue primarily by selling our racing video game products for video game consoles, PC, and mobile platforms through various retail and digital channels, including full-game and downloadable content. In addition, we began providing product development services to third parties for the first time in 2022 that included the ongoing support and maintenance of developed software.

Our esports business generates revenues from sponsorships, advertising and media rights for events and competitions. In addition, should audience patterns continue to grow, we believe the esports business has the potential to generate incremental revenues through the further sale of media rights to the Company’s esports events and competitions, as well as, among other things, merchandising.

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

Our physical gaming products have historically been sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop), and other online retail stores (e.g., Amazon). Due to our modified product release schedule, we recognized minimal revenue from sales of physical gaming products for the year ended December 31, 2023. For the year ended December 31, 2022, we sold substantially all of our physical gaming products for the retail channel through a single distribution partner, which represented approximately 9% of our total revenue for 2022. However, we expect to continue to use a limited number of distribution partners in the future for sales of our physical gaming products.

Customer Concentration

For the years ended December 31, 2023 and 2022, three customers accounted for approximately 83% and 61% of our consolidated revenues, respectively. No other customer accounted for 10% or more of our revenues in those periods. For the year ended December 31, 2023, three customers accounted for approximately 89% of our accounts receivable and for the year ended December 31, 2022, four customers accounted for approximately 90% of our accounts receivable. No other customer accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Strategic Licenses and Partnerships

24 Hours of Le Mans

On March 15, 2019, we formed Le Mans Esports Series Limited as a joint venture between Motorsport Games and ACO with the primary purpose of carrying on the promotion of and running of an esports event business replicating races of the WEC and the 24 Hours of Le Mans race on an electronic gaming platform. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC through a separate license agreement. This license expires 10 years beginning from the date of our first release of a WEC or Le Mans race video gaming product with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. In exchange for such license, we agreed to fund up to €8,000,000 (approximately $8,830,000 as of December 31, 2023) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the license. Additionally, we are obligated to pay ACO an annual payment beginning from the time of the launch of the first video game product and continuing on each anniversary thereof for the term of the license. In addition, through this joint venture, we have the right to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event through certain additional license agreements. These additional license agreements, which were granted on a royalty-free basis, each expire January 25, 2031 with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. This joint venture shall continue until the earlier of the date on which the parties cease to be beneficially entitled in the aggregate to 25% or more of the equity share capital of the joint venture, the parties otherwise cease to control the affairs of the joint venture or the date of the commencement of the winding-up of the joint venture. If certain events of defaults occur, the non-defaulting party has a call option pursuant to which it can force the defaulting party to sell all (but not part) of its ownership in the joint venture in accordance with the joint venture agreement.

NASCAR

As discussed above, concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024.

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

Arrangements with Console Manufacturers

Under the terms of agreements entered into separately with Sony, Microsoft, Nintendo and their affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation, Xbox and Switch consoles, respectively. Under these agreements with Sony, Microsoft and Nintendo, we have the non-exclusive right to use, for the specified term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by-case basis by Sony, Microsoft and Nintendo (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony, Microsoft and Nintendo, such as manufacturing terms, delivery times, policies and approval conditions, are determined unilaterally, and are subject to change by the console manufacturers.

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

We compete with other publishers of virtual racing video games for console, PC, and mobile entertainment, including Codemasters, iRacing and other major video game publishers and esports companies, such as Electronic Arts. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Sony, and Nintendo, compete directly with us in the development of game titles for their respective platforms, including titles in the motorsport racing genre, even though they generally cannot create branded Le Mans games for which we hold an exclusive license. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers, and we must compete with them for our audience base.

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

Employees

Our business relies on our ability to attract and retain the right team to enable us to be a game developer, publisher and esports ecosystem provider of official motorsport racing series. Our headcount as of December 31, 2023 was 71, of which 50 were full-time employees, including 52 developers, located primarily in the United States and the United Kingdom. None of our employees were covered by collective bargaining agreements, and we believe that relations with our employees are generally good.

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

Corporate History and Available Information

Motorsport Gaming US LLC was organized as a limited liability company on August 2, 2018 under the laws of the State of Florida. On January 8, 2021, Motorsport Gaming US LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Motorsport Games Inc. in connection with our IPO. Effective as of January 8, 2021, 100% of the membership interests held by the sole member of Motorsport Gaming US LLC, Driven Lifestyle, converted into an aggregate of (i) 700,000 shares of Class A common stock of Motorsport Games Inc., which have 1 vote per share (the “DL Initial Class A Shares”) and (ii) 700,000 shares of Class B common stock, which have 10 votes per share, of Motorsport Games Inc., which represented all of the outstanding shares of Class A and Class B common stock immediately following the corporate conversion. Driven Lifestyle is the only holder of shares of the Company’s Class B common stock and does not have any transfer, conversion, registration, or economic rights with respect to such shares of Class B common stock.

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

Our Internet address is www.motorsportgames.com. We regularly file reports with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available free of charge through our website copies of these reports as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC also maintains a website, www.sec.gov that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.

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

We incurred a net loss of $14.3 million and negative cash flows from operations of $12.9 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $87.0 million and cash and cash equivalents of $1.7 million. For the year ended December 31, 2023, we experienced an average net cash burn from operations of approximately $1.1 million per month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2023 and 2022 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of this Report and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in our consolidated financial statements for additional information.

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

Our ability to borrow additional funds under the $12 million Line of Credit is limited by Driven Lifestyle’s ability to fund such borrowing requests. If and to the extent that Driven Lifestyle were to be unable to fund any such requests, we will not have complete access to some or all of the commitment available under the $12 million Line of Credit, but rather would have access to a lesser amount as determined by Driven Lifestyle’s ability to fund our borrowing requests. Given the state of the financial markets, we have recently assessed our exposure to any potential non-performance by Driven Lifestyle and believe that there is a substantial likelihood that Driven Lifestyle may not fulfill our future borrowing requests. Because of these limitations, we do not rely on being able to meet our cash requirements with any additional fundings under the $12 million Line of Credit. If Driven Lifestyle is unable to fulfill their commitment to advance funds to us under the $12 million Line of Credit, it would impact our potential sources of liquidity and, depending upon the amount involved and our liquidity requirements, it could have an adverse effect on our ability to fund our operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Risks Related to Our Business and Industry

If we do not consistently deliver popular products or if consumers prefer competing products, our business may be negatively impacted.

In order to remain competitive, we must continuously develop new products or enhancements to our existing products. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only a limited period of time unless refreshed or otherwise enhanced. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from us or reducing our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high-quality and well-received games, if our marketing fails to resonate with our consumers, if consumers lose interest in a genre of games we produce, if the use of cross-promotion within our mobile games to retain consumers becomes less effective, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues and profit margins could decline. For example, our NASCAR 21: Ignition game released in October 2021 was generally not well-received and, as a result, our revenues for the years ended December 31, 2023 and 2022 were adversely affected due to lower game sales. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well- received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received games typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other games, reducing sales for those other games.

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

Additionally, delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business, our revenues and reputation and could cause our results of operations to be materially different from expectations. This is particularly the case where we seek to release certain products in conjunction with key events, such as the beginning of a racing season or a major racing event. If we fail to release our products in a timely manner, or if we are unable to continue to improve our existing games by adding features and functionality that will encourage continued engagement with these games, our business may be negatively impacted. Moreover, if we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example as a result of the COVID-19 pandemic or the current labor supply constraints affecting many industries, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

Our business is subject to economic, market and geopolitical conditions, which are beyond our control. In particular, our product purchases are predominately driven by discretionary spending by consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic, market and geopolitical conditions, such as a prolonged U.S. or international general economic downturn, whether or not caused by the COVID-19 pandemic or geopolitical issues, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, could result in further periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, which would also reduce consumer spending. Reduced consumer spending may in the future result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, costs associated with developing and publishing our products, the cost and availability of sources of financing, and our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

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

 We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the years ended December 31, 2023 and 2022, revenues associated with our NASCAR franchise accounted for approximately 72% and 63% of our total revenue, respectively.

Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises, or the loss of any franchise, could negatively impact our business. For example, with the consummation of the sale of our NASCAR License to iRacing on October 3, 2023, we are no longer the official video game developer and publisher for the NASCAR video game racing franchise and no longer have the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games. Accordingly, we no longer have the right to use the NASCAR brand for our products other than a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024. Similarly, our BTCC license agreement and INDYCAR license agreements were terminated by the respective licensors, effective November 2023. We believe this will require us to modify our existing business model and significantly alter the risk profile relating to our operations. As a result, we may encounter difficulties or challenges in continuing operations due to the sale of our NASCAR License and the termination of our BTCC license agreement and INDYCAR license agreements, and our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time.

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

Most of our products and services are based on or incorporate intellectual property owned by others. For example, we have obtained exclusive licenses to develop multi-platform games, as well as to create and organize esports leagues and events, for the 24 Hours of Le Mans race and the WEC. Competition for these licenses and rights is intense and could result in increased minimum guarantees and royalty rates payable to licensors and developers, which would significantly increase our costs and reduce our profitability. Furthermore, if we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. For example, as discussed elsewhere in this Report, we sold our NASCAR License to iRacing on October 3, 2023 and our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time. Additionally, our BTCC license agreement and INDYCAR license agreements were terminated by the respective licensors, effective November 2023.

The importance of retail sales to our business exposes us to the risks of that business model.

While our customer base is increasingly purchasing our games as digital downloads, retail sales will remain important to our business. These physical gaming products have historically been sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). The loss of, or a significant reduction in sales by, any of these retailers could have adverse consequences to our business and results of operations.

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

As discussed above, our physical gaming products have historically been sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers, consumer electronics stores, discount warehouses, game specialty stores and other online retail stores. Due to our modified product release schedule, we recognized minimal revenue from sales of physical gaming products for the year ended December 31, 2023. However, we expect to continue to use a limited number of distribution partners in the future for sales of our physical gaming products. This concentration of sales to a single distribution partner could lead to a disruption to our business if this partner significantly reduces its purchases or ceases to offer our products. We also could be more vulnerable to collection risk if this partner experiences a deterioration of its business or declares bankruptcy. Having a significant portion of our retail sales concentrated through a single distribution partner could also reduce our negotiating leverage. Accordingly, if we are unable to negotiate favorable terms with our existing or future distribution partners, our business and results of operations could be adversely affected.

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

We plan to derive significant revenues from the distribution of certain of our future products on third-party mobile and web platforms, such as the Apple App Store, Steam, the Google Play Store, and Facebook. These platforms may also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms modify their current or future discovery mechanisms, communication channels available to developers, operating systems, terms of service or other policies (including fees), or they develop their own competitive offerings, our business could be negatively impacted. Additionally, if these platform providers are required to change how they label free-to-play games or take payment for in-app purchases or change how the personal information of consumers is made available to developers, our business could be negatively impacted.

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

Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. Certain employees, such as game designers, product managers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, and successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

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

The success of our business relies on our marketing and branding efforts, and these efforts may not be accepted by consumers to the extent we planned.

Because we are a consumer brand, we rely on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of direct and indirect advertising channels, including through activities on Facebook, Twitter, Twitch, YouTube and other online social networks, online advertising, public relations activity, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. If we are unable to recover our marketing costs, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

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

We are exploring ways to capitalize on new trends to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred in developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of subscriptions or DLCs, which may cause our investments to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.

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

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the U.S. and in certain locations outside the U.S. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works. Enforcement of our intellectual property rights to certain trademarks and service marks, such as Le Mans, will require reliance on enforcement efforts of third parties.

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

Attracting players in international markets is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. Additionally, we currently have operations in the United Kingdom and the Netherlands. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

●	the inability to offer certain games in certain foreign countries;

●	recruiting and retaining talented and capable management and employees in foreign countries;

●	challenges caused by distance, language and cultural differences;

●	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

●	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of local player preferences;

●	utilizing, protecting, defending and enforcing our intellectual property rights;

●	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

●	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

●	implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;

●	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection, including, but not limited to, the United States Federal Trade Commission Act, various state consumer protection and video game control laws, and the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under;

●	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act in the United States and the Bribery Act 2010 in the United Kingdom;

●	credit risk and higher levels of payment fraud;

●	currency exchange rate fluctuations;

●	protectionist laws and business practices that favor local businesses in some countries;

●	potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;

●	political, economic and social instability, including acts of war, such as the ongoing wars between Russia and Ukraine (as discussed further below) and between Israel and Hamas;

●	public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;

●	work stoppages or other changes in labor conditions;

●	higher costs associated with doing business internationally; and

●	trade and tariff restrictions.

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

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, such as the COVID-19 pandemic, failed upgrades of existing systems or migrations to new systems, acts of terrorism, acts of war, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, geopolitical and social turmoil or other events could cause outages, disruptions and/or degradations of our infrastructure, including our or our partners’ information technology and network systems, a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, suppliers, business partners and others could also be affected, which may prevent us from executing our business strategies or cause a decrease in consumer demand for our products and services. For example, several of our key locations experienced temporary closures as a result of the COVID-19 pandemic. Additionally, throughout the initial outbreak of the COVID-19 pandemic, several retailers experienced reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which negatively impacted the sales of our products from such retailers primarily in 2020 and 2021. Further, system redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or an inability to conduct normal business operations could also prevent access to our products, services or online platforms selling our products and services, cause delays or interruptions in our product or live services offerings, allow breaches of data security or result in the loss of critical data. An event that results in the disruption or degradation of any of our critical business functions or information technology systems and harms our ability to conduct normal business operations or causes a decrease in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.

Risks Related to Our Relationship with Driven Lifestyle

Driven Lifestyle controls more than a majority of our Class A common stock and Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

Driven Lifestyle currently owns all of the shares of our Class B common stock and 1,480,385 shares of our Class A common stock, which together represents approximately 54.37% of the combined voting power of both classes of our common stock as of April 1, 2024. Our Class B common stock has ten times the voting power of our Class A common stock. As long as Driven Lifestyle continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Driven Lifestyle were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Driven Lifestyle or its affiliates relinquish beneficial ownership of any of the DL Initial Class A Shares at any time, one share of Class B common stock held by Driven Lifestyle will be cancelled for each such DL Initial Class A Share no longer beneficially owned by Driven Lifestyle or its affiliates. If, however, Driven Lifestyle does not dispose of its DL Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely.

Driven Lifestyle’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Moreover, Mike Zoi, who is the manager of Driven Lifestyle and has sole voting and dispositive power with respect to the shares of our common stock held by Driven Lifestyle, may also have interests that are not the same as, or may conflict with, the interests of our other stockholders. Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote while Driven Lifestyle controls the majority of the voting power of our outstanding common stock. As a result, Driven Lifestyle will be able to control, directly or indirectly and subject to applicable law, all matters affecting us, including:

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

Because Driven Lifestyle’s interests may differ from ours or from those of our other stockholders, actions that Driven Lifestyle takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders, including holders of our Class A common stock.

If we are no longer controlled by or affiliated with Driven Lifestyle, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us and our business, results of operations and financial condition.

Driven Lifestyle is one of the leading global motorsport and automotive data-driven digital platforms that owns and operates a unique collection of digital media motorsport and automotive brands. We have historically relied, in part, on Driven Lifestyle to provide digital access to its audience to market, communicate and engage with users regarding our product offerings and services. In June 2023, Driven Lifestyle sold a portion of its media business and, as a result, we no longer have direct access to some of the digital audience of Driven Lifestyle prior to such sale, which could adversely affect our business, results of operations and financial condition. Additionally, we believe our relationship with Driven Lifestyle has historically helped us to secure our current and former joint ventures, game development and/or esports related rights for various racing series, including for NASCAR, Le Mans, BTCC and INDYCAR. In the event that we are no longer controlled by or affiliated with Driven Lifestyle, our ability to secure future joint ventures, game development and/or esports related rights for other racing series may be adversely impacted.

If Driven Lifestyle sells a controlling interest in our Company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our Class A common stock. Further, we may become subject to the control of a presently unknown third party in such instance or in the event Driven Lifestyle pledges a controlling interest in our Company that is foreclosed upon.

Driven Lifestyle has the ability, should it choose to do so, to sell some or all of its shares of our Class A common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our Company. The ability of Driven Lifestyle to privately sell its shares of our Class A common stock, with no requirement for a concurrent offer to be made to acquire all of the outstanding shares of our Class A common stock, could prevent you from realizing any change-of-control premium on your shares of our Class A common stock that may otherwise accrue to Driven Lifestyle on its private sale of our Class A common stock. Additionally, if Driven Lifestyle either privately sells a controlling interest in our Company, or pledges such shares in the future and secured parties foreclose on the shares, then we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Driven Lifestyle sells a controlling interest in our Company to a third party, any outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for and may rely on exemptions from certain corporate governance requirements of NASDAQ. Our stockholders will not have the same protections afforded to stockholders of other companies that are subject to such requirements.

Driven Lifestyle currently controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Listing Rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, but not limited to:

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

While Driven Lifestyle controls a majority of the voting power of our outstanding common stock, we may decide in the future to avail ourselves of these controlled company exemptions in accordance with the NASDAQ Listing Rules. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Additionally, our status as a controlled company and our reliance on NASDAQ’s controlled company exemptions could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Driven Lifestyle’s competitive position in certain markets may constrain our ability to build and maintain certain partnerships or relationships in the motorsport industry.

We do and may partner in the future with companies that compete with Driven Lifestyle in certain markets relating to the motorsport industry. Driven Lifestyle’s control over us may affect our ability to effectively build and maintain our relationships with these companies. For example, these companies may favor our competitors over us due to our relationship with Driven Lifestyle and to avoid indirectly supporting Driven Lifestyle.

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and Driven Lifestyle or its subsidiaries with respect to our past and ongoing relationships may adversely affect our business and prospects.

Potential conflicts or disputes may arise between Driven Lifestyle or its subsidiaries and us in a number of areas relating to our past or ongoing relationships, including:

●	tax, employee benefit, indemnification and other matters arising from our relationship with Driven Lifestyle or its subsidiaries;

●	business combinations involving us;

●	business opportunities that may be attractive to us and Driven Lifestyle or its subsidiaries;

●	intellectual property or other proprietary rights; and

●	joint sales and marketing activities with Driven Lifestyle or its subsidiaries.

The resolution of any potential conflicts or disputes between us and Driven Lifestyle or its subsidiaries over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.

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

There can be no assurance that we will meet these objectives. Addressing these risks and uncertainties will require significant capital expenditures and allocation of valuable management and employee resources. We will need to improve our operational, financial and management controls as well as our reporting systems and procedures. Additionally, we will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we cannot manage our growth effectively, our business could be harmed, and our results of operations and financial condition could be materially and adversely affected.

Impairment of our intangible assets has had, and in the future could have, a material adverse impact on our results of operations.

As of December 31, 2023, we had intangible assets, net of $5.8 million. We are required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to review our intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our intangible assets to be reviewed for impairment include, among other, general economic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific factors such as changes to our product road map and restructuring changes, and changes in our share price. We may be required to record non-cash impairment charges during any period in which we determine that our goodwill and/or other intangible assets are impaired, which has had, and in the future could have, a material adverse impact on our results of operations. For example, for the year ended December 31, 2023, we recorded impairment of intangible assets of $4.0 million and for the year ended December 31, 2022, we recorded impairment of intangible assets of $4.8 million and impairment of goodwill of $4.8 million.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we identified certain material weaknesses in our internal control over financial reporting that continue to exist. The material weaknesses identified relate to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities and (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we have availed ourselves of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); we are exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we are not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

We may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have $1.235 billion or more in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; or (iii) we issue more than $1.0 billion of non- convertible debt over a three-year period.

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

On November 3, 2023, Jason Potter resigned as our Chief Financial Officer, effective as of November 8, 2023. Effective November 8, 2023, Stanley Beckley was appointed as our Interim Chief Financial Officer. Prior to Mr. Potter’s tenure as our Chief Financial Officer, we had other individuals, including Dmitry Kozko, our former Chief Executive Officer, John Delta, a member of our board of directors, and Jonathan New serve in an Interim Chief Financial Officer or Chief Financial Officer capacity, as applicable, since January 2020. Additionally, on April 14, 2023, the Company’s board of directors determined to terminate Mr. Kozko’s employment with the Company as its Chief Executive Officer without “Cause” (as such term is defined in Mr. Kozko’s employment agreement) effective as of April 19, 2023. In connection with Mr. Kozko’s termination, the Company’s board of directors appointed Stephen Hood as the Company’s new Chief Executive Officer and President. Leadership transitions may be inherently difficult to manage, and inadequate transitions to a new Chief Executive Officer and/or a permanent Chief Financial Officer may cause disruption within the Company. In addition, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted, particularly if we are unable to attract and retain a qualified candidate to become our permanent Chief Financial Officer in a timely manner. This may also impact our ability to retain and hire other key members of management.

Risks Related to Ownership of Our Class A Common Stock

Our Class A common stock may be delisted from NASDAQ, which could affect the market price and liquidity of our Class A common stock.

We are required to continually meet NASDAQ’s listing requirements, including, among other things, a minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). As described in a Current Report on Form 8-K filed with the SEC on November 22, 2023, we received a deficiency letter from NASDAQ’s Listing Qualifications Department (the “NASDAQ Staff”) on November 17, 2023 notifying us that we were not in compliance with the Stockholders’ Equity Requirement. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we reported stockholders’ equity of $498,897, which was below the Stockholders’ Equity Requirement. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) net income of $500,000 from continuing operations in the most recently completed fiscal year or in two of the three most recently completed fiscal years. As of December 31, 2023, our stockholders’ equity was $2,089,704.

In accordance with NASDAQ rules, we had until January 2, 2024 to submit a plan to the NASDAQ Staff to regain compliance with the Stockholders’ Equity Requirement, which we submitted by such date. On February 5, 2024, Nasdaq notified us that, based on its review of the Company and the materials submitted by us to NASDAQ, NASDAQ Staff determined to grant us an extension to regain compliance with the Stockholders’ Equity Requirement until May 15, 2024, subject to the Company regaining and evidencing compliance with the Stockholders’ Equity Requirement by such date.

To regain compliance with the Stockholders’ Equity Requirement, we plan to negotiate and implement equity financing transactions and negotiate reductions of our licensing liabilities; provided that there can be no assurances that such financing transactions and reductions of our licensing liabilities will be consummated or that they will achieve their intended effects. If we do not regain compliance with the Stockholders’ Equity Requirement by May 15, 2024, NASDAQ will provide written notice that our Class A common stock is subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Hearing Panel.

Any delisting of our Class A common stock from NASDAQ, including as a result of our inability to regain compliance with the Stockholders’ Equity Requirement, could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of Class A common stock, reduce our ability to raise additional capital, reduce the price at which our Class A common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. We cannot assure you that our Class A common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of our Class A common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and liquidity.

Substantial future sales of our Class A common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.

A substantial number of shares of our Class A common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), including Driven Lifestyle, which generally may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Further, Driven Lifestyle has registration rights, subject to certain conditions, to require us to file registration statements to register the resale of certain shares of our Class A common stock it holds or to include such shares for resale in registration statements that we may file for ourselves or other stockholders. Accordingly, sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, including sales by Driven Lifestyle, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares.

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

In addition to the material weaknesses in our internal control over financial reporting that we have identified, we may discover additional weaknesses in our disclosure controls and internal control over financial reporting in the future. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404(a) of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we do not adequately implement or comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, or suffer other adverse regulatory consequences, including penalties for violation of NASDAQ rules. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system, including the costs of the hiring of additional personnel. Any such action could negatively affect our business, financial condition, results of operations and cash flows and could also lead to a decline in the price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of maintaining the safety and security of our systems and data and have implemented a holistic process for overseeing and managing cybersecurity and related risks. We depend on the accuracy, capacity, and security of our information technology systems and those used by our third-party service providers. To protect the confidentiality, integrity, and availability of our critical systems and information, we have developed and implemented a cybersecurity risk management program that includes a cybersecurity incident response plan. Our cybersecurity risk management program covers our business and was crafted following frameworks established by the National Institute of Standards and Technology. While using these frameworks guides our approach to identifying, assessing, and managing cybersecurity risks relevant to our business, it does not imply compliance with any specific technical standards, specifications or requirements. The program was integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. In addition, our program emphasizes the maintenance of controls and procedures for the prompt escalation of certain cybersecurity incidents, conducting cybersecurity risk assessments, regularly assessing and deploying technical safeguards, establishing incident response and recovery plans, and providing relevant privacy and cybersecurity information to employees to enhance awareness and response to cybersecurity threats.

As of the date of this Report, we are not aware of any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Governance

The Board of Directors, along with its Audit Committee, oversees the management of cybersecurity risks, and receives quarterly reports from management on the detection and remediation of cybersecurity incidents, as well as on material security risks and vulnerabilities. Through our outsourced managed service provider, we are informed about, and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of, and participation in the monitoring systems and processes described above. The information about such incidents is reported to the Company’s Chief Executive Officer and Chief Financial Officer, who then would report such information to the Company’s Board of Directors, in some cases, earlier than the regular quarterly reports depending on the nature and severity of the incident.

Item 2. Properties

Our corporate headquarters is located in Miami, Florida and currently consists of approximately 2,000 square feet of office space. We lease offices in Charlotte, North Carolina and Silverstone, England.

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

Holders

As of April 1, 2024, there were approximately 11 holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal years ended December 31, 2023 and 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report, including in the “Business” section and “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or the consolidated financial statements and related notes.

Our Business

Motorsport Games is a racing game developer, publisher and esports ecosystem provider of official motorsport racing series, including the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”). Our portfolio also includes the KartKraft karting simulation game, as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform.

We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content (“DLC”). We have obtained the official licenses to develop multi-platform games for the 24 Hours of Le Mans race and the WEC. We are also striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games.

On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC. Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). For fiscal years 2023 and 2022, 72% and 63% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

On October 26, 2023, BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”), delivered notice to the Company terminating the license agreement between the parties relating to the Company’s development of video games and the organization and facilitation of esports events for the BTCC (the “BTCC License”), effective as of November 3, 2023. As a result, the Company no longer has the right to develop and publish the video games for the BTCC racing series or to create and organize its esports leagues and events.

Furthermore, on November 8, 2023, INDYCAR, LLC delivered notice to the Company terminating the license agreements between the parties relating to the Company’s development of video games and the organization and facilitation of esports events for the INDYCAR racing series (collectively, the “INDYCAR License”), effective immediately. As a result, the Company no longer has the right to develop and publish the video games for the INDYCAR racing series or to create and organize its esports leagues and events.

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

As of December 31, 2023, we have a total headcount of 71 people, made up of 50 full-time employees, including 52 dedicated to game development, to continue developing our product offerings. Our headcount numbers as of December 31, 2023 reflect that we have closed our Australian development studio effective November 2023, which resulted in a reduction of our workforce by approximately 40 employees, the majority of whom were based in Australia and the United Kingdom.

Restructuring Initiatives

As previously disclosed, the Company announced an organizational restructuring program on September 8, 2022 (the “2022 Restructuring Program”) designed to reduce the Company’s marketing, general and administrative expenses, improve the Company’s profitability and maximize efficiency, cash flow and liquidity, with a goal of achieving annualized savings of $4 million by the end of fiscal year 2023. The Company achieved $2.5 million of this cost reduction target by the end of 2022, and as of December 31, 2023, the Company increased its savings under the 2022 Restructuring Program to $6.7 million, while having incurred restructuring costs of approximately $1.3 million.

In addition to the 2022 Restructuring Program, on October 29, 2023, the Company announced a further restructuring of its business due to its ongoing liquidity constraints. The announcement confirmed the closure of the Company’s Australian development studio and resulted in a reduction of the Company’s workforce by approximately 40 employees, the majority of whom were based in Australia and the United Kingdom, representing approximately 40% of the Company’s global workforce. The Company recorded a restructuring expense of approximately $0.5 million related to the workforce reduction, primarily consisting of severance and redundancy costs, in the fourth quarter of fiscal year 2023. The implementation of the workforce reduction, including cash payments, was substantially completed by the end of the fourth quarter of fiscal year 2023.

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

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
NASCAR 21: Ignition	October 28, 2021, available on PC and consoles
NASCAR Heat Ultimate Edition+	November 19, 2021, available on Nintendo Switch
KartKraft	January 26, 2022, available on PC (full release)
rFactor 2 Q1 2022 Content Update	February 7, 2022, available on PC
rFactor 2 Q2 2022 Content Update	May 10, 2022, available on PC
rFactor 2 Q3 2022 Content Update	August 8, 2022, available on PC
NASCAR 21: Ignition 2022 Season Expansion	October 6, 2022, available on PC and next generation consoles
NASCAR Rivals	October 14, 2022, available on Nintendo Switch
rFactor 2 Q4 2022 Content Update	November 7, 2022, available on PC
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC
NASCAR Heat 5 – Next Gen Car Update	June 23, 2023, available on PC and consoles
rFactor 2: RaceControl multiplayer	October 5, 2023, available on PC
Le Mans Ultimate	February 20, 2024, available on PC

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience. The sale of our NASCAR License and the termination of our BTCC License and INDYCAR License, as disclosed elsewhere in this Report, has impacted our long-term product release schedule as we will no longer be producing NASCAR, BTCC and INDYCAR titles moving forward.

As we continue to evaluate the cost saving initiatives and explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets, further adjustments to our product roadmap may be required.

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 72% and 40% of our total revenue for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the sale of products for Microsoft Windows via Steam comprised approximately 23% and 21% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 4% and 5% for the years ended December 31, 2023 and 2022. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Concentration of Sales

Our NASCAR products have historically accounted for the majority of our revenue. However, we have worked to diversify our product offerings and revenue from other sources by introducing titles such as KartKraft, rFactor 2 and the 24 Hours of Le Mans Virtual esports event to our portfolio of product offerings and thereby reducing our dependency on the NASCAR franchise as our substantially sole source of revenue. For example, revenues associated with our NASCAR franchise accounted for approximately 72% and 63% of our total revenue for the years ended December 31, 2023 and 2022, respectively. Following the sale of our NASCAR License and the execution of the NASCAR New Limited License, which allows us to sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024, we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time.

Retail Distribution

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). Due to our modified product release schedule, we recognized minimal revenue from sales of physical gaming products for the year ended December 31, 2023. For the year ended December 31, 2022, we sold substantially all of our physical gaming products for the retail channel through a single distribution partner, which represented approximately 9% of our total revenue for 2022. However, we expect to continue to use a limited number of distribution partners in the future for sales of our physical gaming products. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of this Report for additional information regarding the importance of retail sales and our distribution partners to our business.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the years ended December 31, 2023 and 2022, approximately 88% and 68%, respectively, of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize the Le Mans Virtual Series for the 2023/24 season, we currently plan on organizing the 2024/25 Le Mans Virtual Series to commence later this year. We also intend to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans.

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

Results of Operations

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

In this section, references to 2023 refer to the fiscal year ended December 31, 2023 and references to 2022 refer to the fiscal year ended December 31, 2022.

Revenue

	For the Year Ended December 31,		Change
	2023	2022	$	%
Revenues:
Gaming	$6,619,502	$9,144,639	$(2,525,137)	(27.6)%
Esports	290,172	1,179,920	(889,748)	(75.4)%
Total Segment and Consolidated Revenues	$6,909,674	$10,324,559	$(3,414,885)	(33.1)%

Consolidated revenues were $6.9 million and $10.3 million for 2023 and 2022, respectively, a decrease of $3.4 million, or 33.1%, when compared to the prior year.

Gaming segment revenues represented 95.8% and 88.6% of our total 2023 and 2022 revenues, respectively, decreasing by $2.5 million, or 27.6%, when compared to the prior year. The decrease in Gaming segment revenues was primarily due to $1.1 million in lower digital and mobile game sales, $0.9 million in lower retail game sales and $0.5 million in lower development revenue. This decrease in Gaming segment revenues reflects no NASCAR game titles being released in 2023, compared to one in 2022, resulting in lower volumes of game sales, as well as less favorable pricing and higher than expected retail pricing concessions on existing games in our product portfolio. Specifically, the change in digital and mobile game sales was driven by a $1.9 million reduction in NASCAR title sales, as well as decreases of $0.6 million and $0.2 million in rFactor 2 and KartKraft title sales, respectively.

Esports segment revenues represented 4.2% and 11.4% of our total 2023 and 2022 revenues, respectively, decreasing by $0.9 million, or 75.4%, when compared to the prior year. The decrease in esports segment revenue was primarily due to lower sponsorship revenue of $0.8 million and a $0.1 million decrease in event entry fees, resulting from the Le Mans Virtual Series not being launched for the 2023/24 season in 2023 compared to the 2022/23 season having launched in 2022.

Cost of Revenues

	For the Year Ended December 31,		Change
	2023	2022	$	%
Cost of Revenues:
Gaming	$3,245,740	$4,080,724	$(834,984)	(20.5)%
Esports	374,755	879,593	(504,838)	(57.4)%
Total Segment and Consolidated Cost of Revenues	$3,620,495	$4,960,317	$(1,339,822)	(27.0)%

Consolidated cost of revenues were $3.6 million and $5.0 million for 2023 and 2022, respectively, a decrease of $1.3 million, or 27.0%, when compared to the prior year.

Gaming segment cost of revenues represented 89.6% and 82.3% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.8 million, or 20.5%, when compared to the prior year. The decrease in Gaming segment cost of revenues was primarily driven by a $0.8 million reduction in game production costs. The decrease in production cost was due to no new physical inventory production in 2023, compared to units of NASCAR Rivals being produced in 2022.

Esports segment cost of revenues represented 10.4% and 17.7% of our total 2023 and 2022 cost of revenues, respectively, decreasing by $0.5 million, or 57.4%, when compared to the prior year. The decrease in Esports segment cost of revenues was primarily driven by $0.4 million of lower studio and televised production costs and a $0.1 million decrease in prizes awarded associated with the Le Mans Virtual Series during 2023 due to the Le Mans Virtual Series not being launched for the 2023/24 season, compared to the 2022/23 season having launched in 2022, as discussed above.

Gross Profit

	For the Year Ended December 31,		Change
	2023	2022	$	%
Gross Profit (Loss):
Gaming	$3,373,762	$5,063,915	$(1,690,153)	(33.4)%
Esports	(84,583)	300,327	(384,910)	(128.2)%
Total Segment and Consolidated Gross Profit	$3,289,179	$5,364,242	$(2,075,063)	(38.7)%

Gaming – Gross Profit Margin	51.0%	55.4%
Esports – Gross (Loss) Profit Margin	(29.1)%	25.5%
Total Gross Profit Margin	47.6%	52.0%

Consolidated gross profit was $3.3 million and $5.4 million for 2023 and 2022, respectively, a decrease of $2.1 million, or 38.7%, when compared to the prior year. Gross profit margin was 47.6% in 2023, compared to 52.0% in 2022. The decrease in gross profit margin was primarily driven by lower digital, mobile and retail games sales in the Gaming segment, combined with certain fixed expenses, such as the minimum annual royalty guarantees, as well as amortization costs of developed technology in the Gaming segment.

Gaming segment gross profit was $3.4 million for 2023, compared to $5.1 million for 2022, representing a gross profit margin of 51% for 2023 and 55.4% for 2022. The decrease in gross profit margin was primarily due to lower gaming revenues combined with certain fixed expenses as discussed above.

Esports segment gross (loss) profit was $(0.1) million and $0.3 million for 2023 and 2022, respectively, representing a gross (loss) profit margin of (29.1)% for 2023 and 25.5% for 2022, respectively. This decrease in the Esports segment gross profit margin was primarily due to lower revenues from the Le Mans Virtual Series, as explained above.

Operating Expenses

	For the Year Ended December 31,		Change
	2023	2022	$	%
Operating Expenses:
Sales and marketing	$1,690,772	$6,172,324	$(4,481,552)	(72.6)%
Development	7,237,154	10,417,260	(3,180,106)	(30.5)%
General and administrative	9,367,030	13,764,177	(4,397,147)	(31.9)%
Impairment of goodwill	-	4,788,270	(4,788,270)	(100.0)%
Impairment of intangible assets	4,004,627	4,828,478	(823,851)	(17.1)%
Depreciation and amortization	398,701	420,137	(21,436)	(5.1)%
Total Operating Expenses	$22,698,284	$40,390,646	$(17,692,362)	(43.8)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $1.7 million and $6.2 million for 2023 and 2022, respectively, representing a $4.5 million, or 72.6%, decrease when compared to the prior year. The reduction in sales and marketing expense was primarily driven by a $2.5 million reduction in external marketing expense, a $1.5 million decrease in payroll and employee related expenses as a result of lower headcount when compared to the prior period, and a $0.5 million decrease in sales and marketing expense to related parties.

Development

Development expenses were $7.2 million and $10.4 million for 2023 and 2022, respectively, representing a decrease of $3.2 million, or 30.5%, when compared to the prior year. The reduction in development expense was primarily driven by a $2.1 million reduction in payroll and employee related expense as a result of lower headcount when compared to the prior period and a $1.4 million decrease in development consulting expenses, partially offset by a $0.3 million increase in hosting fees incurred to support our ongoing development efforts.

General and Administrative

General and administrative (“G&A”) expenses were $9.4 million and $13.8 million for 2023 and 2022, respectively, a decrease of $4.4 million, or 31.9%, when compared to the prior year. The reduction in G&A expense was primarily driven by a $2.2 million reduction in legal and professional costs, primarily due to the settlement of litigation in 2022 that did not repeat in 2023, a $1.4 million reduction in payroll and employee related expenses, including travel expenses, due to lower headcount period over period, a $1.1 million reduction in insurance costs and $0.2 million reductions in both software & subscription costs and rent expense. This was partially offset by a $0.7 million increase in severance costs, driven by the departure of the Company’s former Chief Executive Officer in 2023 and the closure of the Company’s Australian development studio in October 2023.

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

Impairment of Intangible Assets

Impairment of indefinite-lived intangible assets was $0 and $3.5 million in 2023 and 2022, respectively. The triggers for the assessments in 2022 were changes to the Company’s product roadmap and the Company’s market capitalization, as referenced above. The indefinite-lived intangible asset impairment losses primarily related to the rFactor 2 trade name and the Le Mans video gaming license and were mainly driven by a reduction in expected future revenues following changes made to the Company’s product roadmap during the three months ended March 31, 2022, as well as changes to the discount rates and royalty rates used when valuing the assets.

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

Interest Expense

Interest expense was $0.8 million and $1.1 million for 2023 and 2022, respectively, primarily from non-cash interest accretion of our INDYCAR and BTCC license liabilities, as well as interest expense relating to deferred purchase consideration in respect of our acquisition of Studio397. As discussed above, our BTCC License and INDYCAR License were terminated, effective November 2023.

Other Income (Expense), net

Other income, net for 2023 was $5.9 million, compared to other expense, net of $(0.7) million for 2022, an improvement of $6.6 million compared to the prior period. The improvement in other income (expense), net was primarily driven by a $3.0 million gain related to the sale of the Company’s NASCAR License in October 2023, a $1.4 million gain related to reduction in liabilities for litigation settlement and the termination of the Company’s INDYCAR License in November 2023, $0.8 million in foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. dollars, a $0.5 million gain in the fair value of the liability settled stock warrants and a $0.3 million increase in other income.

Other Comprehensive Income (Loss)

Other comprehensive loss was $0.9 million for 2023, compared to other comprehensive income of $10,000 for 2022. The $0.9 million decrease was primarily due to activity in our U.K., Australian, and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Liquidity and Capital Resources

Liquidity

Since our inception and prior to our IPO, we financed our operations primarily through advances from Driven Lifestyle, which were subsequently incorporated into a line of credit provided by Driven Lifestyle pursuant to the $12 million Line of Credit, as described below.

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

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2023	2022

Cash and Cash Equivalents	$1,675,210	$979,306
Working Capital (Deficiency)	$(4,074,346)	$(9,278,268)

For the year ended December 31, 2023, the Company had a net loss of $14.3 million and negative cash flows from operations of approximately $12.9 million. As of December 31, 2023, we had an accumulated deficit of $87.0 million and cash and cash equivalents of $1.7 million, which decreased to $1.3 million as of March 29, 2024.

For the year ended December 31, 2023, the Company experienced an average net cash burn from operations of approximately $1.1 million per month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles. Based on the Company’s cash and cash equivalents position and its average cash burn, the Company does not believe it has sufficient cash on hand to fund its operations over the next year and that additional funding will be required in order to continue operations.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to the recent sale of its NASCAR License; and iii) cost reduction and restructuring initiatives, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program, which was reduced to $1.1 million of availability as of the date of this Report in accordance with the SEC’s baby shelf rules. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via its ATM program would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via its ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Due to the continuing uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company continues to explore other strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets in addition to the recent sale of its NASCAR License. If any such additional strategic alternative is executed, it is expected it would help to improve the Company’s working capital position and reduce overhead expenditures, thereby lowering the Company’s expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more additional strategic alternatives, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will be successful in implementing any additional strategic plans for the sale or licensing of its assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

As the Company continues to address its liquidity constraints, the Company may need to make further adjustments to its product roadmap in order to reduce operating cash burn. Additionally, the Company continues to seek to improve its liquidity through maintaining and enhancing cost control initiatives. The Company plans to continue evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position, as well as create a healthy and sustainable Company from which to operate.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements to this Report are issued. The factors described above, in particular the lack of available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows From Operating Activities

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $12.9 million and $19.5 million, respectively. The net cash used in operating activities for the year ended December 31, 2023 was primarily a result of cash used to fund a net loss of $14.3 million, adjusted for net non-cash adjustments in the amount of $4.2 million and $2.8 million of cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2022 was primarily due to net loss of $36.8 million, adjusted for net non-cash adjustments of $15.4 million and $1.6 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $4.2 million, which was primarily attributable to the proceeds from the sale of the Company’s NASCAR License, offset by the purchase of a new limited License that allows the Company to sell NASCAR games and DLCs that are currently in its product portfolio through December 31, 2024. Net cash used in investing activities for the year ended December 31, 2022 was $0.3 million, which was attributable to the purchase of property and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities during the years ended December 31, 2023 and 2022 was $9.9 million and $1.7 million, respectively. Cash flows provided by financing activities for the year ended December 31, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under the Alumni Purchase Agreement (as defined below) and $10.4 million raised in connection with shares sold in the Company’s registered direct offerings, partially offset by $0.9 million of payments for purchase commitment liabilities relating to a portion of the deferred installment amount due in connection with our acquisition of Studio397 and $0.3 million of payments for game license liabilities. Cash flows provided by financing activities for the year ended December 31, 2022 were primarily attributable to $3.8 million in advances from Driven Lifestyle under the $12 million Line of Credit in September 2022, partially offset by $1.7 million of payments for purchase commitment liabilities relating to a portion of the deferred installment amount due in connection with our acquisition of Studio397 and $0.4 million of payments for game license liabilities.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Driven Lifestyle, that provided the Company with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020) at an interest rate of 10% per annum, the availability of which is dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations” in Part I, Item 1A of this Report.

On September 8, 2022, the Company entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or the Company generates positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving the Company of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock. See Note 8 – Related Party Loans in our consolidated financial statements in this Report for further information. As of December 31, 2023, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of December 31, 2023, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On December 9, 2022, the Company entered into a stock purchase commitment agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), which provided that the Company could sell to Alumni Capital up to $2,000,000 of shares (the “commitment amount”) of the Company’s Class A common stock, through the commitment period expiring on December 31, 2023, or earlier if the commitment amount is reached. During the year ended December 31, 2023, the Company issued an aggregate of 175,167 shares of the Company’s Class A common stock to Alumni Capital under the Alumni Purchase Agreement with an aggregate fair market value of approximately $0.65 million. The Alumni Purchase Agreement expired on December 31, 2023 and has not been renewed as of the date of this Report.

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

On March 31, 2023, the Company entered into the ED Agreement with the Sales Agent, pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules), from time to time through the Sales Agent. Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the ED Agreement. The Sales Agent is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ED Agreement. During the year ended December 31, 2023, no shares of Class A common stock were sold under the Company’s ATM program. As of December 31, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program, which was reduced to $1.1 million of availability as of the date of this Report in accordance with the SEC’s baby shelf rules.

Capital Expenditures

The nature of the Company’s operations does not require significant expenditures on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of December 31, 2023.

Material Cash Requirements

As of December 31, 2023, our material cash requirements were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating Activities:
Operating lease obligations	$304,511	$91,785	$76,508	$102,163	$34,054
Minimum payment guarantees for licenses and royalties	5,110,400	4,308,500	311,850	490,050	-

Financing Activities:
Purchase commitments for Studio397 B.V. acquisition	881,538	881,538	-	-	-
Total	$6,296,449	$5,281,823	$388,358	$592,213	$34,054

The Company intends to fund these material cash requirements with a combination of cash generated from operations, as well as future funding arrangements that as of December 31, 2023 have not been determined. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Please see “—Liquidity and Going Concern” above and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties – Liquidity in our consolidated financial statements for further details on the Company’s going concern position as of December 31, 2023.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

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

Valuation of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill at the reporting level and indefinite-lived intangible assets for impairment annually or when events or circumstances dictate, more frequently.

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

Where a one-step quantitative assessment is required for goodwill, we typically estimate fair value of a reporting unit by utilizing discounted cash flow models, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing a discounted cash flow model includes uncertainties that require our significant judgment when making assumptions of expected revenues, cost of revenues, and development, marketing, and general administrative expenses. The principal assumptions used in the discounted cash flow model for our 2023 and 2022 impairment assessment were:

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

Where a one-step quantitative assessment is required for our indefinite-lived intangible assets, we compare the carrying value of the asset to its fair value. We typically determine fair value using either a relief from royalty method for trade names, and a discounted cash flow model for our other indefinite-lived intangible assets. The principal assumptions used in our cash flow models and relief from royalty models for our 2023 and 2022 impairment assessments were:

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

The principal assumptions used in our cost to recreate model for the interim and annual impairment reviews completed during the year ended December 31, 2023 were:

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

When evaluating the adequacy of our sales allowances and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher-than-expected returns or higher price protection in subsequent periods. For the year ended December 31, 2023, the principal assumptions used to develop our sales allowances and price protection reserves were:

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

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for the years ended December 31, 2023 and 2022).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Motorsport Games Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Motorsport Games Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of approximately $14.3 million and negative cash flows from operations of approximately $12.9 million during the year ended December 31, 2023. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Miami, Florida

April 1, 2024

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

Assets

Current Assets:
Cash and cash equivalents	$1,675,210	$979,306
Accounts receivable, net of allowances of $450,000 and $2,252,383 as of December 31, 2023 and 2022, respectively	735,839	1,809,110
Due from related parties	-	206,532
Prepaid expenses and other current assets	1,106,848	1,048,392
Total Current Assets	3,517,897	4,043,340
Property and equipment, net	247,693	522,433
Operating lease right of use assets	197,307	971,789
Intangible assets, net	5,795,807	13,360,230
Total Assets	$9,758,704	$18,897,792

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$813,659	$2,372,219
Accrued expenses and other liabilities	1,891,315	3,416,424
Due to related parties	77,716	4,589,211
Purchase commitments	4,656,538	2,563,216
Operating lease liabilities (current)	153,015	380,538
Total Current Liabilities	7,592,243	13,321,608
Operating lease liabilities (non-current)	45,659	617,288
Other non-current liabilities	31,098	3,055,498
Total Liabilities	7,669,000	16,994,394

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.0001 par value; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 and 100,000,000 shares; 2,722,728 and 1,183,812 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	269	117
Class B common stock, $0.0001 par value; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	70	70
Additional paid-in capital	91,923,311	76,446,061
Accumulated deficit	(87,030,270)	(73,979,131)
Accumulated other comprehensive loss	(1,850,216)	(933,406)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	3,043,164	1,533,711
Non-controlling interest	(953,460)	369,687
Total Stockholders’ Equity	2,089,704	1,903,398
Total Liabilities and Stockholders’ Equity	$9,758,704	$18,897,792

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Revenues	$6,909,674	$10,324,559
Cost of revenues [1]	3,620,495	4,960,317
Gross Profit	3,289,179	5,364,242

Operating Expenses:
Sales and marketing [2]	1,690,772	6,172,324
Development [3]	7,237,154	10,417,260
General and administrative [4]	9,367,030	13,764,177
Impairment of goodwill	-	4,788,270
Impairment of intangible assets	4,004,627	4,828,478
Depreciation and amortization	398,701	420,137
Total Operating Expenses	22,698,284	40,390,646
Loss From Operations	(19,409,105)	(35,026,404)
Interest expense [5]	(772,989)	(1,148,204)
Other income (expense), net	5,858,909	(665,846)
Net Loss	(14,323,185)	(36,840,454)
Less: Net loss attributable to non-controlling interest	(1,272,046)	(849,649)
Net Loss Attributable to Motorsport Games Inc.	$(13,051,139)	$(35,990,805)

Net loss per Class A common share attributable to Motorsport Games, Inc.:
Basic and Diluted	$(5.06)	$(30.73)
Weighted-average shares of Class A common stock outstanding:
Basic and Diluted	2,577,451	1,171,323

[1]	Includes related party costs of $0 and $6,228 for the years ended December 31, 2023 and 2022, respectively.

[2]	Includes related party expenses of $17,076 and $565,759 for the years ended December 31, 2023 and 2022, respectively.

[3]	Includes related party expenses of $51,516 and $76,093 for the years ended December 31, 2023 and 2022, respectively.

[4]	Includes related party expenses of $379,944 and $394,358 for the years ended December 31, 2023 and 2022, respectively.

[5]	Includes related party expenses of $0 and $75,616 for the years ended December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022
Net loss	$(14,323,185)	$(36,840,454)
Other comprehensive loss:
Foreign currency translation adjustments	(916,810)	11,969
Comprehensive loss	(15,239,995)	(36,828,485)
Comprehensive loss attributable to non-controlling interests	(1,323,147)	(892,978)
Comprehensive loss attributable to Motorsport Games Inc.	$(13,916,848)	$(35,935,507)

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

								Total-Stockholders’
							Accumulated	Equity
	Class A		Class B		Additional		Other	Attributable	Non-	Total
	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balances - January 1, 2022	1,163,590	$116	700,000	$70	$75,652,853	$(37,988,326)	$(945,375)	$36,719,338	$1,262,665	$37,982,003
Equity settled issuance costs	7,576	-	-	-	40,000	-	-	40,000	-	40,000
Issuance of common stock	8,877	1	-	-	38,685	-	-	38,686	-	38,686
Stock-based compensation	3,769	-	-	-	714,523	-	-	714,523	-	714,523
Other comprehensive loss	-	-	-	-	-	-	11,969	11,969	(43,329)	(31,360)
Net loss	-	-	-	-	-	(35,990,805)	-	(35,990,805)	(849,649)	(36,840,454)
Balances - December 31, 2022	1,183,812	$117	700,000	$70	$76,446,061	$(73,979,131)	$(933,406)	$1,533,711	$369,687	$1,903,398
Issuance of common stock	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party debt	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	23,790		-	-	957,302	-	-	957,302	-	957,302
Other comprehensive loss	-	-	-	-	-	-	(916,810)	(916,810)	(51,101)	(967,911)
Net loss	-	-	-	-	-	(13,051,139)	-	(13,051,139)	(1,272,046)	(14,323,185)
Balances at December 31, 2023	2,722,728	$269	700,000	$70	$91,923,311	$(87,030,270)	$(1,850,216)	$3,043,164	$(953,460)	$2,089,704

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,323,185)	$(36,840,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	4,004,627	4,828,478
Loss on impairment of goodwill	-	4,788,270
Loss on disposal of property and equipment	610	108,716
Gain on sale of NASCAR License	(3,037,341)	-
Depreciation and amortization	2,115,430	2,062,552
Purchase commitment and license liability interest accretion	646,022	957,938
Non-cash lease expense	-	423,683
Stock-based compensation	957,302	714,523
Changes in the fair value of warrants	(446,902)	-
Sales return and price protection reserves	(25,427)	1,818,397
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts receivable	1,374,897	1,808,542
Due from related parties	206,035	(582,435)
Operating lease liabilities	(24,664)	(397,671)
Prepaid expenses and other assets	(59,021)	133,890
Accounts payable	(1,640,692)	525,292
Due to related parties	(562,481)	644,247
Accrued expenses and other liabilities	(2,101,392)	(514,438)
Net cash used in operating activities	$(12,916,182)	$(19,520,470)

Cash flows from investing activities:
Proceeds from sale of NASCAR License	5,000,000	-
Purchase of intangible assets	(757,500)	-
Purchase of property and equipment	(31,653)	(292,446)
Net cash provided by (used in) investing activities	$4,210,847	$(292,446)

Cash flows from financing activities:
Advances from related parties	-	3,766,667
Repayments of purchase commitment liabilities	(850,000)	(1,730,000)
Issuance of common stock from stock purchase commitment agreement	644,750	38,686
Issuance of common stock from registered direct offerings	10,404,784	-
Payment of license liabilities	(262,500)	(362,500)
Net cash provided by financing activities	$9,937,034	$1,712,853

Effect of exchange rate changes on cash and cash equivalents	(535,795)	1,259,729

Net increase (decrease) in cash and cash equivalents	695,904	(16,840,334)

Total cash and cash equivalents at beginning of the year	$979,306	$17,819,640

Total cash and cash equivalents at the end of the year	$1,675,210	$979,306

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$415,046	$190,266

Non-cash investing and financing activities:
Commitment fees settled with shares issued to Alumni Capital LLP	$-	$40,000
Reduction of member contributions in MS Gaming Development LLC	$-	$86,349
Shares issued to Driven Lifestyle Group LLC for extinguishment of related party loan	$3,948,556	$-
Extinguishment of Driven Lifestyle Group LLC related party loan for Class A shares	$(3,948,566)	$-
Issuance of warrants in connection with registered direct offerings	$39,852	$-
Receivable from sale of NASCAR License	$500,000	$-

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had a net loss of $14.3 million and negative cash flows from operations of $12.9 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $87.0 million and cash and cash equivalents of $1.7 million, which decreased to $1.3 million as of March 29, 2024.

For the year ended December 31, 2023, the Company experienced an average net cash burn from operations of approximately $1.1 million per month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to the recent sale of its NASCAR License; and iii) cost reduction and restructuring initiatives, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2023, the Company had an aggregate of $2.9 million available for future sales under its ATM program, which was reduced to $1.1 million of availability as of the date of this Report in accordance with the SEC’s baby shelf rules. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via its ATM program would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via its ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Due to the continuing uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company continues to explore other strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets in addition to the recent sale of its NASCAR License. If any such additional strategic alternative is executed, it is expected it would help to improve the Company’s working capital position and reduce overhead expenditures, thereby lowering the Company’s expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more additional strategic alternatives, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will be successful in implementing any additional strategic plans for the sale or licensing of its assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

As the Company continues to address its liquidity constraints, the Company may need to make further adjustments to its product roadmap in order to reduce operating cash burn. Additionally, the Company continues to seek to improve its liquidity through maintaining and enhancing cost control initiatives. The Company plans to continue evaluating the structure of its business for additional changes in order to improve both its near-term and long-term liquidity position, as well as create a healthy and sustainable Company from which to operate.

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
● ●

selling additional assets or operations;

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The factors described above, in particular the lack of available cash on hand to fund operations over the next year, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

Non-controlling interests

Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition criteria, including allowances for returns and price protection, as well as current expected credit losses, valuation allowance of deferred income taxes, the recognition and disclosure of contingent liabilities, goodwill and intangible assets impairment testing, and stock-based compensation valuation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

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

Accounts Receivable

Accounts receivables are carried at their contractual amounts, less an allowance for returns and price protection.

The Company determines its allowances for returns and price protection based on previous experience, existing and expected future economic and market conditions, actual sales and inventories in the distribution channel. See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition – Allowances for Returns and Price Protection for additional details.

As of December 31, 2023 and 2022, the Company determined that all of its accounts receivable were fully collectible and, accordingly, no allowance for credit losses was recorded. Allowances for returns and price protection represent the difference between the retail distributor purchase order price and the estimated average sell through price. As of December 31, 2023 and 2022, allowances for returns and price protection were approximately $0.5 million and $2.3 million, respectively.

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

Amortization of the Company’s finite-lived intangible assets has historically been computed using the following useful lives:

Intangible Asset	Useful Life
License agreements	1 - 5 years
Software	6 - 10 years

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

During the years ended December 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following table summarizes revenue recognized under ASC 606 in the consolidated statements of operations:

	For the Year Ended December 31,
	2023	2022
Revenues:
Gaming	$6,619,502	$9,144,639
Esports	290,172	1,179,920
Total Revenues	$6,909,674	$10,324,559

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

The Company’s allowances for returns and price protection as of December 31, 2023 and 2022 were approximately $1.2 million and $4.3 million, respectively. The Company recognized less than $0.1 million and approximately $2.0 million for sales returns and price protections as a reduction of revenues for the years ended December 31, 2023 and 2022, respectively.

Advertising Costs

The Company generally expenses advertising costs as incurred, with the exception of non-direct advertising campaign costs that are paid for in advance. Prepaid non-direct advertising costs are recognized as prepaid assets and expensed at the start of the advertising campaign, included in “Sales and marketing” in the consolidated statement of operations.

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the consolidated balance sheets (Also refer Note 7 – Accrued Expenses and Other Liabilities). Revenue collected in advance of the Company’s esports events is recorded as deferred revenue until the event occurs. Development and coding revenues are also recorded as deferred revenue until the Company’s performance obligation is performed. Furthermore, deferred revenue includes payment advances from the Company’s channel partners.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Year Ended December 31,
	2023	2022
Stock options	74,765	77,253
Warrants	33,574	-
	108,339	77,253

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

The Company recorded a net transaction gain of approximately $0.8 million for the year ended December 31, 2023 and a net transaction loss of approximately $0.8 million for the year ended December 31, 2022. Such amounts have been classified within other income (expense) in the accompanying consolidated statements of operations.

Correction of an Immaterial Error in Previously Issued Financial Statements

The Company has revised the presentation of segment information presented in Note 15 – Segment Reporting for the year ended December 31, 2022 to correct an immaterial error in the presentation of segment net loss and segment loss from operations. This correction increased net loss and loss from operations of the Gaming segment by $1.1 million and decreased the net loss and loss from operations of the Esports segment by the same amount for the year ended December 31, 2022. In addition, the Company has revised certain amounts in Note 11 – Share-based Compensation to correct immaterial errors related to the Company’s stock option activity for the year ended December 31, 2022.

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

Adoption of Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), issued by the Financial Accounting Standards Board (the “FASB”) in November 2019. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument”, issued by the FASB in June 2016. ASU 2016-13, as amended by ASU 2019-11, requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally require a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies with annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Upon adoption, this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following balances as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Furniture and fixtures	$17,498	$17,450
Computer software and equipment	784,355	760,887
Leasehold improvements	160,606	146,370
	962,459	924,707
Less: accumulated depreciation	(714,766)	(402,274)
Property and equipment, net	$247,693	$522,433

Depreciation expense was $0.3 million for each of the years ended December 31, 2023 and 2022, respectively.

NOTE 4 – INTANGIBLE ASSETS

In March 2019, the Company entered into an agreement to facilitate the Le Mans Esports Series as part of a joint venture with Automobile Club de l’Ouest (“ACO”), the organizer of the 24 Hours of Le Mans endurance race. Through the Company’s ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, which the 24 Hours of Le Mans race is a part of, for a ten-year period. In addition, through this joint venture with ACO, the Company has the right to create and organize esports leagues and events for the Le Mans Esports Series. The Company acquired a video gaming license (the “Le Mans Gaming License”) and an esports license (the “Le Mans Esports License”) related to its ownership interest in this joint venture with the ACO.

In 2021, the Company also acquired intangible assets comprising the KartKraft computer video game as well as software, tradename and non-compete agreements related to its acquisition of 100% of the share capital of Studio397 B.V.

In October 2023, the Company sold its NASCAR License to iRacing.com Motorsport Simulations, LLC (“iRacing”). As consideration for such sale and assignment of the NASCAR License and all rights related thereto (“the Assignment”), iRacing paid the Company $5.0 million at closing of the transactions contemplated by the Assignment. In addition, iRacing is obligated under the Assignment to pay the Company an additional (i) $0.5 million payable on the date that is 6 months following such closing and (ii) $0.5 million on the earlier of such date when all NASCAR Games have been removed by the Company from the websites, smart phone applications or other digital portal engaging in sales or providing access to the NASCAR Games, including without limitation Xbox, PlayStation and Switch and all other domain names, web addresses and websites used by the Company in the its business (collectively, the “Business Platforms”), or December 31, 2024, provided that all NASCAR Games have been removed by the Company from the Business Platforms; and in any event no earlier than such date that is one (1) year following the closing of the Assignment. In accordance with this sale, the Company recognized a gain of $3.0 million which is included in other income on the consolidated statements of operations for the year ended December 31, 2023.

Impairment – Year Ended December 31, 2023

The Company completed interim impairment assessments for its indefinite-lived intangible assets and long-lived assets, which include the Company’s finite-lived intangible assets, for the three-month period ended June 30, 2023, following the identification of triggering events. The primary trigger for the impairment review for the interim period ended June 30, 2023 was the Company’s decision to explore strategic alternatives, including, but not limited to, the sale or licensing of the Company’s assets (the “Strategic Initiatives”), and that failure to consummate any such transaction would likely result in the Company being unable to comply with certain requirements of certain of its video game licenses.

The Company’s interim impairment assessment as of June 30, 2023 related to its indefinite lived assets, which primarily consisted of the Company’s Le Mans Esports License, was performed using a qualitative assessment. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the Le Mans Esports License asset was greater than its carrying value as of June 30, 2023.

For the Company’s long-lived asset impairment assessment as of June 30, 2023, the Company compared the estimated undiscounted future cash flows generated by the gaming segment asset group to the carrying amount of the asset group and determined that the undiscounted cash flows were less than the asset group’s carrying value on a held and used basis. Therefore, the Company estimated the fair value of the asset group and determined that the fair value of the asset group was less than its carrying value, which indicated impairment. The fair value of the asset group was determined using the present value of cash flows expected to be generated by market participants, discounted at a weighted average cost of capital. As a result, the Company determined the fair value of certain licensing agreements, software and non-compete agreements within the asset group were lower than their respective carrying values and recorded an impairment loss within the Gaming segment of approximately $4.0 million for the interim period ended June 30, 2023. The Company determined the fair value of the finite-lived intangible assets subject to assessment using either a discounted cash flow valuation model or a cost to recreate valuation model, depending on the nature of the asset. The principal assumptions used in the discounted cash flow valuation model were forecasted cash flows and the expected proceeds from the sale of certain assets should the Company be successful in its Strategic Initiatives, while the principal assumptions used in the cost to recreate valuation model were production hours, cost per hour and technological obsolescence. The Company considers these assumptions to be judgmental and subject to risk and uncertainty, which could result in further changes in subsequent periods.

The impairment loss recognized during the interim period ended June 30, 2023 was primarily driven by a reduction in expected future revenues primarily related to the Strategic Initiatives, including changes to the Company’s product roadmap, as well as changes to the discount rates applied and assumptions used in the valuation models.

As of December 31, 2023, the Company performed its annual indefinite-lived asset impairment review using a quantitative impairment assessment for its indefinite-lived intangible asset which primarily consisted of the Company’s Le Mans Esports License reported in the esports segment. The Company determined the fair value of its the Le Mans Esports License using a discounted cash flow valuation model. The principal assumptions used in the discounted cash flow valuation model used to value the Le Mans Esports License were forecasted revenues and weighted average cost of capital. The Company considers these assumptions to be judgmental and subject to risk and uncertainty, which could result in further changes in subsequent periods. This quantitative assessment indicated no impairment related to the Le Mans Esports License as of December 31, 2023.

For the Company’s long-lived asset impairment assessment as of December 31, 2023, the Company compared the estimated undiscounted future cash flows generated by the asset group to the carrying amount of the asset group and determined that the undiscounted cash flows were less than the asset group’s carrying value on a held and used basis. Therefore, the Company estimated the fair value of the asset group and determined that the fair value of the asset group exceeded its carrying value, which indicated no impairment. The fair value of the asset group was determined using the present value of cash flows expected to be generated by market participants, discounted at a weighted average cost of capital.

Impairment – Year Ended December 31, 2022

The Company completed interim impairment assessments for its indefinite- and finite-lived intangible assets for the interim periods ended March 31, 2022 and June 30, 2022, following the identification of triggering events, in addition to its annual impairment assessment performed as of December 31, 2022.

As a result of these assessments, the Company determined the carrying value of its rFactor 2 tradename, Le Mans Gaming License and rFactor 2 software technology exceeded their respective fair values, recognizing impairment losses of $2.1 million, $1.1 million and $1.3 million, respectively, within the Gaming segment for the interim period ended March 31, 2022. For the interim period June 30, 2022, the Company recognized additional impairment losses of $0.1 million within the Gaming segment related to the rFactor 2 trade name. An additional $0.2 million of impairment losses with respect of the rFactor 2 trade name was recognized within the Gaming segment at the annual impairment assessment date of December 31, 2022.

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

For the three months ended June 30, 2022 interim impairment review, the primary triggers were the ongoing reduction in the Company’s share price, the receipt of a deficiency letter notice from NASDAQ and the Company’s ongoing uncertain liquidity position. No indicators of impairment were identified as of September 30, 2022. The interim period impairment assessments indicated that the carrying value of the rFactor 2 trade name and Le Mans Gaming License indefinite-lived intangible assets, as well as its rFactor 2 finite-lived technology, were lower than their respective carrying values.

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

The impairment loss is presented as impairment of intangible assets in the consolidated statements of operations.

The following is a summary of intangible assets as of December 31, 2023 and 2022:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreement (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2022	$7,198,363	$2,810,000	$10,364,541	$560,000	$2,672,581	$257,530	$(3,377,206)	$20,485,809
Impairment	-	(1,107,054)	(1,320,993)	-	(2,400,431)	-	-	(4,828,478)
Amortization	-	-	-	-	-	-	(1,728,955)	(1,728,955)
Foreign currency translation adjustment	-	(156,301)	(386,706)	-	(59,965)	(14,287)	49,113	(568,146)
Balance as of December 31, 2022	7,198,363	1,546,645	8,656,842	560,000	212,185	243,243	(5,057,048)	13,360,230
Purchase of intangible assets	757,500	-	-	-	-	-	-	757,500
Impairment	(3,600,720)	-	(487,648)	-	-	(64,927)	148,668	(4,004,627)
Disposal of intangible assets	(3,446,613)	-	-	-	-	-	1,157,342	(2,289,271)
Amortization	-	-	-	-	-	-	(1,892,466)	(1,892,466)
Foreign currency translation adjustment	(2,364)	(51,130)	(53,257)	-	11,009	1,950	(41,767)	(135,559)
Balance as of December 31, 2023	$906,166	$1,495,515	$8,115,937	$560,000	$223,194	$180,266	$(5,685,271)	$5,795,807
Weighted average remaining amortization period at December 31, 2023	1.0	-	3.3	-	-	-	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2022	$912,260	$1,843,716	$560,000	$61,230	$3,377,206
Amortization expense	233,750	1,416,273	-	78,933	1,728,956
Foreign currency translation adjustment	-	(47,854)	-	(1,260)	(49,114)
Balance as of December 31, 2022	1,146,010	3,212,135	560,000	138,903	5,057,048
Amortization expense	463,439	1,387,664	-	41,363	1,892,466
Impairment	(148,668)	-	-	-	(148,668)
Disposals	(1,157,342)	-	-	-	(1,157,342)
Foreign currency translation adjustment	(4,901)	46,668	-	-	41,767
Balance as of December 31, 2023	$298,538	$4,646,467	$560,000	$180,266	$5,685,271

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter, excluding future amortization on non-amortizing finite-lived intangible assets of $1.7 million, is as follows:

For the Years Ending December 31,	Total
2024	$2,059,284
2025	870,962
2026	870,962
2027	98,593
2028	30,711
Thereafter	146,587
$4,077,099

NOTE 5 - GOODWILL

The carrying amount of goodwill attributable to our Gaming and esports reporting units and the changes in such balances during the year ended December 31, 2022 were as follows:

	Games	Esports	Total
Balance as of January 1, 2022
Goodwill	$4,802,882	$64,583	$4,867,465

	4,802,882	64,583	4,867,465

Impairment loss	(4,723,687)	(64,583)	(4,788,270)
Foreign exchange	(79,195)	-	(79,195)
Balance as of December 31, 2022
Goodwill	4,723,687	64,583	4,788,270
Accumulated impairment loss	(4,723,687)	(64,583)	(4,788,270)
	$-	$-	$-

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

NOTE 6 - LEASES

The Company’s operating leases primarily relate to real estate, which include office space in the United States and the United Kingdom. The Company’s leases have established fixed payment terms that are typically subject to annual rent increases throughout the term of each lease agreement. The Company’s lease agreements have varying noncancelable rental periods and do not typically include options for the Company to extend the lease terms.

The Company’s operating leases have been presented in operating lease right of use assets, operating lease liabilities (current) and operating lease liabilities (non-current), on the Company’s consolidated balance sheets as of December 31, 2023, following the Company’s adoption of the new leasing standard on January 1, 2022. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Refer to Note 2 – Summary of Significant Accounting Policies, for further information on the adoption of ASC 842.

Incremental borrowing rate

The Company’s lease agreements do not provide an implicit rate to determine the present value of lease payments. As such, the Company uses its incremental borrowing rate to determine the present value of lease payments. The Company derives its incremental borrowing rate from information available at the lease commencement date, which represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. As the Company did not have external borrowings at the adoption date with comparable terms to its lease agreements, the Company estimated its borrowing rate based on prime lending rate (“Prime Rate”), adjusted for the U.S. Treasury note rates for the same term as the associated lease and the Company’s credit risk spread.

The components of lease expense were as follows:

	Consolidated Statement of Operations Classification	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Short-term operating lease expense	G&A	$128,809	$145,326
Operating lease expense	G&A	249,604	437,312
Total lease costs		$378,413	$582,638

Weighted average remaining lease terms and weighted average discount rates are as follows:

For the Year Ended December 31, 2023
Weighted-average remaining lease term - operating leases (years)	3.18
Weighted-average discount rate - operating leases	7.5%

Supplemental cash flow information related to leases is as follows:

For the Year Ended December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$211,698

As of December 31, 2023, maturities related to lease liabilities were as follows:

Operating Leases
2024	$154,377
2025	26,749
2026	26,506
Total lease payments	$207,632
Less effects of imputed interest	(8,958)
Present value of lease liabilities	$198,674

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2023	2022
Accrued royalties	$217,868	$274,085
Accrued professional fees	110,008	693,803
Accrued consulting fees	-	26,667
Accrued development costs	32,214	172,164
Esports prize money	-	125,202
Accrued taxes	40,000	149,842
Accrued payroll	500,522	372,358
Deferred revenue	270,845	311,945
Loss contingency reserve (see Note 12)	545,920	1,100,000
Accrued other	173,938	190,358
Total	$1,891,315	$3,416,424

NOTE 8 – RELATED PARTY LOANS

The Company has a $12 million line of credit with its majority shareholder, Driven Lifestyle (the “$12 million Line of Credit”), which bears interest at an annual rate of 10%, the availability of which is dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may repay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge.

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

As of December 31, 2023, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of December 31, 2023 and 2022, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0 and approximately $3.7 million, respectively, as well as unpaid accrued related party interest of $0 and $0.1 million, respectively. These amounts are presented as due to related parties in the consolidated balance sheets.

NOTE 9 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of December 31, 2023 and 2022. Specifically, the Company owed approximately $0.1 million to its related parties as a related party payable as of December 31, 2023. The Company owed approximately $0.8 million to its related parties as a related party payable and was due approximately $0.2 million from its related parties as a related party receivable as of December 31, 2022. During the years ended December 31, 2023 and 2022, approximately $0.1 million and $0.2 million, respectively, has been paid to related parties in settlement of related party payables. The Company’s corporate headquarters, located in Miami, Florida, and consisting of approximately 2,000 square feet of office space are owned by Driven Lifestyle and are used rent-free by the Company.

Backoffice Services Agreement

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Driven Lifestyle (the “Backoffice Services Agreement”) following the expiration of the Company’s prior services agreement with Driven Lifestyle. Pursuant to the Backoffice Services Agreement, Driven Lifestyle will provide accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $17,500. For the year ended December 31, 2023, the Company incurred $210,000 in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the consolidated statements of operations.

NOTE 10 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of December 31, 2023, the Company had 2,722,728 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of December 31, 2023 and 2022, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of December 31, 2023, the warrants had no intrinsic value and a remaining life of 18 months.

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

As of December 31, 2023, the Wainwright Warrants were assessed to have a fair value of approximately $31,000 and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the consolidated balance sheets.

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

Stock Purchase Commitment Agreement

During the year ended December 31, 2023, the Company issued 175,167 shares of the Company’s Class A common stock, with a fair value of $657,850, to Alumni Capital LP (“Alumni Capital”). The shares were sold pursuant to a stock purchase commitment agreement that was entered into on December 9, 2022 with Alumni Capital (the “Alumni Purchase Agreement”). Under the Alumni Purchase Agreement, the Company could have sold Alumni Capital up to $2,000,000 of shares of the Company’s Class A common stock, subject to certain restrictions, through the commitment period expiring December 31, 2023. The Alumni Purchase Agreement expired on December 31, 2023.

NOTE 11 – SHARE-BASED COMPENSATION

Summary of Plans and Plan Activity

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of December 31, 2023, 47,291 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company issued stock options under its MSGM 2021 Stock Plan during the fiscal years ended December 31, 2023 and 2022. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, notably awards made to the Company’s Chief Executive Officer in conjunction with the Company’s initial public offering that vested immediately, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

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

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility:

	For the Year Ended December 31,
	2023	2022
Risk-free interest rate	3.35 – 4.62%	1.50 – 3.82%
Expected volatility	90 - 105%	60 – 90%
Weighted-average volatility	98%	64%
Expected term	1 - 5.5 years	5.5 – 6 years
Expected dividends	None	None
Weighted-average grant date fair value per share	$2.45	$18.85

Stock Options

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2022:

	Options	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	55,169	$203.60
Granted	69,988	42.27
Exercised	-	-
Forfeited, cancelled or expired	(47,904)	65.00
Outstanding as of December 31, 2022	77,253	$143.39	8.60	$-
Vested and expected to vest	77,253	$143.39	8.60	$-
Exercisable as of December 31, 2022	49,805	$179.59	8.32	$-

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2023:

	Options	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	77,253	$143.39
Granted	57,566	5.41
Exercised	-	-
Forfeited, cancelled or expired	(60,054)	155.82
Outstanding as of December 31, 2023	74,765	$20.68	9.26	$-
Vested and expected to vest	74,765	$20.68	9.26	$-
Exercisable as of December 31, 2023	13,343	$12.54	8.33	$-

On April 4, 2023, the Company granted an aggregate of 26,316 stock option awards under the MSGM 2021 Stock Plan to its directors with a grant date fair value of approximately $0.1 million, which will fully vest on the one-year anniversary of the award issuance date. On November 9, 2023, the Company granted an aggregate of 31,250 stock option awards under the MSGM 2021 Stock Plan to one of its directors with a grant date fair value of approximately $0.1 million, which will fully vest on the one-year anniversary of the award issuance date. Additionally, on June 9, 2023, the Company granted 21,394 restricted shares of Class A Common Stock outside of the MSGM 2021 Stock Plan, with a grant fair value of approximately $30,000, to a consultant pursuant to a consultancy agreement entered into in February 2023. These restricted shares of Class A Common Stock will fully vest on the one-year anniversary of the date of the consultancy agreement.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price as of December 31, 2023 and 2022, which would have been received by the option holders had all the option holders exercised their options as of those dates. There were no stock options exercised during the years ended December 31, 2023, and 2022. The Company issues new Class A common stock from its authorized shares upon the exercise of stock options.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s consolidated statements of operations:

	For the Year Ended December 31,
	2023	2022
General and administrative	$937,441	$670,080
Sales and marketing	10,219	10,648
Development	9,642	33,795
Stock-based compensation expense	$957,302	$714,523

As of December 31, 2023, the unrecognized stock-based compensation expense related to equity awards was $87,720, which will be recognized over approximately 2 years.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. The Company recognizes legal costs associated with loss contingencies in the period incurred.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2023 and 2022, the Company has recorded approximately $0 and $1.1 million for loss contingencies, respectively.

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of December 31, 2023, all required payments under the settlement agreement with Continental have been made.

On October 14, 2023, the Company, along with other defendants, reached and executed a settlement agreement with Leo Capital in connection with the HC2 and Continental Complaint, which settles the claims made by Leo Capital against the defendants, as well as the claims made by the defendants against Leo Capital. Under the terms of the settlement agreement, the Company is obligated to pay the sum of $0.2 million to Leo Capital. The Company paid the full $0.2 million settlement on October 16, 2023, as required by terms of the settlement agreement.

In respect of Innovate, the Company continues to defend its position and believes the outcome of such defense remains uncertain at this time. As such, the Company does not believe it is probable a settlement will be reached, nor can any such settlement amount be reasonably estimable, and has not recognized a settlement liability in respect of the remaining plaintiff.

On July 28, 2023, Wesco Insurance Company (“Wesco”) filed a complaint in state court in Florida against the Company, as well as the other defendants involved in the litigation related to the HC2 and Continental Complaint (the “Underlying Action”). The Company had previously submitted the Underlying Action for coverage under a management liability policy issued by Hallmark Specialty Insurance Company (“Hallmark”) and an excess policy with Wesco (the “Wesco Policy”). Wesco’s complaint seeks declaratory relief to determine Wesco’s obligations to the defendants under an excess policy of insurance issued to the Company by Wesco for the Underlying Action. Wesco claims that there is no coverage afforded to the defendants for the Underlying Action under the Wesco Policy. The Company disagrees with and disputes Wesco’s position regarding coverage for the Underlying Action under the Wesco Policy and plans to defend its position.

On November 22, 2023, the Company entered into an insurance policy and claims release with Hallmark (the “Hallmark Settlement”) related to a previously submitted Underlying Action for coverage under a management liability policy issued by Hallmark. Under the terms of the Hallmark Settlement, Hallmark agreed to pay $1.75 million, which was fully paid by Hallmark within 30 days of execution of the Hallmark Settlement.

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the FIA World Endurance Championship (the “WEC”), as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,830,000 USD as of December 31, 2023) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 4 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the years ended December 31, 2023 and 2022, Epic earned royalties of approximately $95,000 and $163,000 under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Minimum License Commitments

The Company is required to make certain minimum royalty guarantee payments to third-party licensors, arising primarily from its recently terminated BTCC License and INDYCAR Licenses (each, as defined below).

On May 29, 2020, the Company secured a licensing agreement with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC License Agreement”). Pursuant to the BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the BTCC License Agreement. The termination of the BTCC License Agreement was effective as of November 3, 2023. As of December 31, 2023, the Company had a total remaining liability in connection with the BTCC License, inclusive of the unpaid installments, of $0.9 million, which is included in purchase commitments liabilities on the consolidated balance sheets.

On July 13, 2021, the Company entered into a license agreement (the “INDYCAR Gaming License”) with INDYCAR. Pursuant to the INDYCAR Gaming License, INDYCAR granted the Company with a license to use certain licensed intellectual property (described in the INDYCAR Gaming License) for motorsports and/or racing video gaming products related to, themed as, or containing the INDYCAR SERIES. The INDYCAR Gaming License was a long-term agreement, in connection with which the parties intended to form an exclusive relationship for the development of video games to be the official video games of the INDYCAR SERIES. Additionally, the Company and INDYCAR entered into a license agreement pursuant to which, the Company was granted a license to use certain licensed intellectual property described in such license (“Licensed IP”) for motorsports and/or racing esports events related to, themed as, or containing the INDYCAR SERIES (including the rFactor 2 platform) (the “INDYCAR Esports License” and together with the INDYCAR Gaming License, the “INDYCAR Licenses”). Upon execution of the INDYCAR Gaming License, the Company recorded a liability and a related intangible asset equal to the present value of the minimum royalty payments due under the agreement. The license intangible asset was impaired during 2023 as discussed further in Note 4 – Intangible Assets. On November 8, 2023, INDYCAR delivered notice to the Company terminating the INDYCAR Licenses. The termination of the INDYCAR Licenses was effective as of November 8, 2023. The notice provided the Company a liquidating damage claim amounting to $2.9 million related to certain minimum payments due under the license agreement. The Company adjusted its liability related to this license agreement as a result of the termination notice which resulted in a gain of $0.6 million for the year ended December 31, 2023, recorded in other income (expense) on the consolidated statements of operations. As of December 31, 2023, the Company had a total remaining liability in connection with the INDYCAR Licenses of $2.9 million, which is included in purchase commitments liabilities on the consolidated balance sheets. As of December 31, 2022, the Company had a total remaining liability in connection with the INDYCAR Licenses of $3.2 million, which is included in other non-current liabilities on the consolidated balance sheets.

Purchase Commitment Liabilities

On April 20, 2021 the Company acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of (i) $12.8 million paid at closing and (ii) $3.2 million payable April 2022 on the first anniversary of closing, as deferred consideration (the “Deferred Payment”). On April 22, 2022 and July 21, 2022, the Company entered into certain letter agreements with the Sellers pursuant to which, among other things, the Deferred Payment installment amount due to be paid by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million to be settled in installments of: $330,000 to be paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining Deferred Payment amount is satisfied. The letter agreements also call for 15% interest on the Deferred Payment balance effective on July 19, 2022. The remaining balance of the Deferred Payment as of December 31, 2023 was $0.6 million with unpaid accrued interest of $0.3 million.

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

The components of deferred tax assets and liabilities consist of the following at December 31, 2023 and 2022:

	2023	2022
Assets:
Net operating loss carryforwards	$11,287,755	$11,151,879
Bad debts	127,284	1,026,632
Stock options	939,591	747,561
Charitable contribution carryforward	20,595	18,841
Goodwill	1,104,331	1,175,796
Unrealized gain	70,530	254,844
Other intangible assets	6,578,318	1,067,565
Other assets	89,911	33,869
Total Assets	20,218,315	15,476,987
Liabilities:
Depreciable assets	21,890	19,669
Right-of-use assets	55,809	-
Total Liabilities	77,699	19,669

Net asset before valuation allowance	20,140,616	15,457,318
Valuation allowance	(20,140,616)	(15,457,318)
Net deferred tax (liability) asset	$-	$-

A reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal statutory income tax benefit	21.00%	21.00%
State income taxes, net of federal income tax benefit	14.96%	4.50%
Permanent differences and other	(0.60)%	(0.18)%
Change in valuation allowance	(32.70)%	(22.55)%
Other adjustments	(2.66)%	(2.77)%
Effective income tax rate	0.00%	0.00%

At December 31, 2023, the Company had United States federal and state net operating loss (“NOL”) carryforwards available to reduce future taxable income in the amount of $40.5 million and $42.0 million, respectively, which do not expire due to changes made by the Tax Cuts and Jobs Act. As a result of the 704Games, LLC acquisition during the 2018 tax year, certain pre-change federal and state net operating losses were limited under Section 382 of the Internal Revenue Code and were subject to a valuation allowance to the extent they are not expected to be realized in the foreseeable future.

In assessing whether the Company’s deferred tax assets will be realized, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the ability to generate future taxable income (including reversals of deferred tax liabilities) during periods in which temporary differences become deductible. A valuation allowance was recognized as of December 31, 2023, as management concluded that it is not more likely than not that the Company will generate sufficient future income to utilize the NOL carryforward and realize the deferred tax assets. The deferred tax valuation allowance for the years ended December 31, 2023 and 2022, increased by $4.7 million and $8.2 million, respectively.

The Company does not have any unrecorded unrecognized tax positions (“UTPs”) as of December 31, 2023. While the Company currently does not have any UTPs, it is foreseeable that the calculation of our tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company recognizes and includes interest and penalties accrued on uncertain tax positions as a component of income tax expense.

The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments. The Company is not currently under any income tax audits or examinations, however, the tax years 2020-2023 remain open for examination.

NOTE 14 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Year Ended
	December 31,
Customer	2023	2022
Customer B	29.4%	22.5%
Customer C	27.7%	17.4%
Customer D	25.7%	21.3%
Total	82.8%	61.2%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	December 31 ,
Customer	2023	2022
Customer A	*%	50.5%
Customer B	32.1%	11.2%
Customer C	34.3%	15.2%
Customer D	22.3%	13.1%
Total	88.7%	90.0%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Year Ended
	December 31,
Supplier	2023	2022
Supplier A	21.3%	16.2%
Supplier C	* %	23.2%
Total	21.3%	39.4%

*	Less than 10%.

NOTE 15 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2023 and 2022 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s CODM has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments was as follows:

	For the Year Ended December 31,
	2023	2022
Revenues:
Gaming	$6,619,502	$9,144,639
Esports	290,172	1,179,920
Total Revenues	$6,909,674	$10,324,559

Cost of Revenues:
Gaming	$3,245,740	$4,080,724
Esports	374,755	879,593
Total Cost of Revenues	$3,620,495	$4,960,317

Gross Profit (Loss):
Gaming	$3,373,762	$5,063,915
Esports	(84,583)	300,327
Total Gross Profit	$3,289,179	$5,364,242

Loss From Operations:
Gaming	$(18,859,126)	$(34,402,894)
Esports	(549,979)	(623,510)
Total Loss From Operations	$(19,409,105)	$(35,026,404)

Depreciation and Amortization:
Gaming	$349,236	$385,426
Esports	49,465	34,711
Total Depreciation and Amortization	$398,701	$420,137

Interest Expense, net:
Gaming	$(772,989)	$(1,148,204)
Esports	-	-
Total Interest Expense, net	$(772,989)	$(1,148,204)

Other Expense (Income), net:
Gaming	$5,858,338	$(652,338)
Esports	571	(13,508)
Total Other Expense (Income), net:	$5,858,909	$(665,846)

Net Loss:
Gaming	$(13,773,777)	$(36,203,435)
Esports	(549,408)	(637,019)
Total Net Loss	$(14,323,185)	$(36,840,454)

	December 31, 2023	December 31, 2022
Total Assets:
Gaming	$7,892,388	$16,315,359
Esports	1,866,316	2,582,433
Total Assets	$9,758,704	$18,897,792

NOTE 16 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the consolidated financial statements or notes.

On January 26, 2024, the compensation committee of the board of directors of the Company approved and authorized the grant of an option award to purchase 46,000 shares of the Company’s Class A common stock to Stephen Hood, the Chief Executive Officer and President of the Company, pursuant to the MSGM 2021 Stock Plan. 11,500 shares underlying the option award vested immediately upon grant and the remaining 34,500 shares underlying the option award will vest in three equal quarterly installments beginning on April 26, 2024.

On February 5, 2024, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that, based on Nasdaq’s review of the Company and the materials submitted by the Company to Nasdaq, Nasdaq’s staff has determined to grant the Company an extension to regain compliance with Nasdaq’s minimum $2,500,000 stockholders’ equity requirement set forth in Listing Rule 5550(b)(1) (the “NCM Equity Rule”), until May 15, 2024, subject to the Company’s regaining and evidencing compliance with the NCM Equity Rule by such date. In the event the Company does not regain and evidence compliance with the NCM Equity Rule by May 15, 2024, Nasdaq’s staff will provide written notification to the Company that its securities may be subject to delisting. Further, if the Company fails to evidence compliance upon filing its periodic report for June 30, 2024, with the SEC and Nasdaq the Company may be subject to delisting. At that time, the Company may appeal Nasdaq’s staff’s determination to a Listing Qualifications Panel. The Company plans to regain and evidence compliance with the NCM Equity Rule prior to May 15, 2024. To regain compliance with Nasdaq’s minimum $2,500,000 stockholders’ equity requirement threshold, the Company plans to negotiate and implement equity financing transactions and negotiate reductions of its licensing liabilities; provided that there can be no assurances that such financing transactions and reductions of its licensing liabilities will be consummated or that they will achieve their intended effects.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded we did not maintain effective internal control over financial reporting as of December 31, 2023 because of the material weaknesses identified below.

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

We did not design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities. This material weakness was also identified in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and 2022 and has not yet been remediated. Additionally, during the quarter ended June 30, 2023, management identified a new material weakness in our internal control over financial reporting due to a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely, which also has not yet been remediated. These material weaknesses could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Steps taken to remediate the remaining material weaknesses related to designing and maintaining effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities, such as formal independent review processes and minimum documentation requirements for significant accounting positions and management estimates, including consideration of underlying assumptions and judgments, where applicable, that are used in the financial statement preparation and reporting process. We also hired an additional finance and accounting employee with appropriate experience, certification, education and training in August 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the fourth quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed within 120 days after our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Report are filed as a part of this Report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Motorsport Gaming US LLC	S-1/A	333-251501	2.1	1/11/21

2.2	Delaware Certificate of Conversion	S-1/A	333-251501	2.2	1/11/21

2.3	Florida Articles of Conversion	S-1/A	333-251501	2.3	1/11/21

2.4	Stock Purchase Agreement, dated August 14, 2018, by and between 704Games Company and Motorsport Gaming US LLC	S-1	333-251501	2.4	12/18/20

2.5	Plan of Merger, dated as of April 16, 2021, between 704Games Company and 704 Games LLC	8-K	001-39868	2.1	4/20/21

3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

3.3	Certificate of Merger of 704Games LLC	8-K	001-39868	3.1	4/20/21

4.1	Form of Class A common stock Certificate	S-1	333-251501	4.1	12/18/20

4.2	Description of Motorsport Games Inc.’s Securities Registered under Section 12 of the Exchange Act	10-K	001-39868	4.2	3/24/23

4.3	Form of Wainwright Warrant	8-K	001-39868	4.1	2/2/23

10.1	Backoffice Services Agreement, dated March 23, 2023 (but effective as of January 1, 2023), by and between Motorsport Network, LLC and Motorsport Games Inc.	10-K	001-39868	10.1.1	3/24/23

10.2	Promissory Note, dated April 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.3	12/18/20

10.3	Joint Venture Agreement, dated March 15, 2019, by and among Automobile Club de l’Ouest, Motorsport Gaming US LLC and Le Mans Esports Series Limited	S-1	333-251501	10.5	12/18/20

10.4	Amendment No. 1, dated January 25, 2021, to Joint Venture Agreement, dated March 15, 2019, between Motorsport Games Inc. and Automobile Club de l’Ouest	8-K	001-39868	10.1	1/27/21

10.5*	License Agreement, dated May 29, 2020, by and between BARC (TOCA) Limited and Motorsport Gaming US LLC	S-1	333-251501	10.9	12/18/20

10.6*	Distribution Agreement, dated April 18, 2016, by and between U&I Entertainment, LLC and 704Games Company LLC	S-1	333-251501	10.10.1	12/18/20

10.7	Amendment to Distribution Agreement, dated November 23, 2020, by and between U&I Entertainment, LLC and 704Games Company	S-1	333-251501	10.10.2	12/18/20

10.8+	Amended and Restated Motorsport Games Inc. 2021 Equity Incentive Plan, dated November 10, 2022	8-K	001-39868	10.1	11/10/22

10.9+	Form of UK Approved Company Share Option Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.2	12/31/20

10.10+	Form of UK Motorsport Games Incentive Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.3	12/31/20

10.11+	Form of Incentive Stock Option Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.16	12/18/20

10.12+	Form of Restricted Stock Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.17	12/18/20

10.13*	License Agreement, dated August 11, 2020, by and between Epic Games International S.à.r.l. and MS Gaming Development LLC	S-1	333-251501	10.20	12/18/20

10.14*	Xbox Console Publisher License Agreement, by and between Microsoft Corporation and 704Games Company	S-1	333-251501	10.21	12/18/20

10.15*	PlayStation Global Developer and Publisher Agreement, by and among Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment Europe Ltd. and 704Games Company	S-1	333-251501	10.22	12/18/20

10.16	Side Letter Agreement relating to Promissory Note, dated September 4, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.26	12/18/20

10.17	Amendment to Promissory Note, dated November 23, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.28	12/18/20

10.18*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.2	1/27/21

10.19*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.3	1/27/21

10.20*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.4	1/27/21

10.21*	Share Purchase Agreement, dated April 1, 2021, among Motorsport Games Inc., Luminis International B.V. and Technology In Business B.V.	8-K	001-39868	10.1	4/1/21

10.22	Letter Agreement, dated April 22, 2022, to amend Share Purchase Agreement and Pledge of Shares among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	4/28/2022

10.23	Letter Agreement, dated July 21, 2022 but effective as of July 19, 2022, to further amend Share Purchase Agreement and Pledge of Shares Among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	7/22/22

10.24*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.1	7/15/21

10.25*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.2	7/15/21

10.26	Support Agreement, dated September 8, 2022, by and between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	9/8/22

10.27+	Consulting Services Agreement, dated October 4, 2022, by and between Motorsport Games Inc. and TechCXO, LLC (John Delta)	8-K	001-39868	10.1	10/14/22

10.28+	Indemnification Agreement, dated as of November 18, 2022, between Motorsport Games Inc. and John Delta	8-K	001-39868	10.1	11/18/22

10.29+	Indemnification Agreement, dated as of December 23, 2022, between Motorsport Games Inc. and Andrew Jacobson	8-K	001-39868	10.1	12/27/22

10.30+	Indemnification Agreement, dated as of January 12, 2023, between Motorsport Games Inc. and Navtej Singh Sunner	8-K	001-39868	10.1	1/13/23

10.31	Settlement Agreement, dated as of January 11, 2023, among Motorsport Games Inc., Continental General Insurance Company, Counsel to Continental and other defendants name therein	8-K	001-39868	10.1	1/18/23

10.32	Debt-For-Equity Exchange Agreement, dated as of January 30, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	1/30/23

10.33	Form of Securities Purchase Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/2/23

10.34	Debt-For-Equity Exchange Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.2	2/2/23

10.35	Form of Securities Purchase Agreement, dated as of February 2, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/3/23

10.36	Form of Securities Purchase Agreement, dated as of February 3, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/6/23

10.37	Consultancy Agreement, executed on February 13, 2013, but effective as of February 1, 2023, between Motorsport Games Inc. and Paula Sagnier Limited	8-K	001-39868	10.1	2/14/23

10.38+	Statement of Terms and Conditions of Employment, effective as of April 19, 2023, between Motorsport Games Limited (the Company’s UK subsidiary) and Stephen Hood	8-K	001-39868	10.1	4/19/23

10.39	Assignment and Assumption Agreement, dated as of October 3, 2023, among Motorsport Games Inc., 704GAMES LLC and iRacing.com Motorsport Simulations, LLC	8-K	001-39868	10.1	10/5/23

10.40*	Consent to Assignment and Assumption of, and Releases, dated as of October 3, 2023, among 704GAMES LLC, iRacing.com Motorsport Simulations, LLC and NASCAR Team Properties, a series trust organized under the laws of Delaware	8-K	001-39868	10.2	10/5/23

10.41*	Limited License Agreement, dated as of October 3, 2023, between 704GAMES LLC and NASCAR Team Properties, a series trust organized under the laws of Delaware	8-K	001-39868	10.3	10/5/23

10.42+	Offer letter, dated November 3, 2023, between Motorsport Games Inc. and Stanley Beckley	10-Q	001-39868	10.4	11/7/23

10.43+	Employment Agreement, effective as of January 1, 2020, by and between Motorsport Gaming US LLC and Dmitry Kozko	S-1	333-251501	10.11	12/18/20

10.44+	Amendment, dated June 18, 2021, to Employment Agreement, effective as of January 1, 2020, by and between Motorsport Games Inc. and Dmitry Kozko	8-K	001-39868	10.1	6/21/21

10.45+	Amendment to Employment Agreement, dated October 20, 2022, by and between Motorsport Games Inc. and Dmitry Kozko	8-K	001-39868	10.1	10/21/22

21.1	Subsidiaries of Motorsport Games Inc.					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

97.1+	Motorsport Games Inc. Clawback Policy	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

*	Portions of the exhibit, marked by brackets, have been omitted in accordance with applicable SEC rules. The Company agrees to furnish an unredacted copy of this exhibit to the SEC upon request.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen Hood	Chief Executive Officer and Executive Chairman	April 1, 2024
	Stephen Hood	(Principal Executive Officer)

By:	/s/ Stanley Beckley	Interim Chief Financial Officer	April 1, 2024
	Stanley Beckley	(Principal Financial and Accounting Officer)

By:	/s/ John Delta	Director	April 1, 2024
John Delta

By:	/s/ Andy Jacobson	Director	April 1, 2024
Andy Jacobson

By:	/s/ Nav Sunner	Director	April 1, 2024
Nav Sunner

77