Form 10-Q
period 2024-03-31
Motorsport Games Inc.
filed 2024-05-07
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024, the registrant had 2,722,728 shares of Class A common stock and 700,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended March 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations over the next year based on the cash and cash equivalents available and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and further cost reduction and restructuring initiatives; our expectation that if any strategic alternative is executed, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	the sale of our NASCAR License (as defined in this Report), including our belief that our existing business model will need to be modified, our risk profile relating to our operations will be significantly altered, we may encounter difficulties or challenges in continuing operations due to the sale of the license, and that our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2024/25 Le Mans Virtual Series to commence later this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

ii

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, adopting new accounting standards, potential acquisitions and industry trends;

●	our plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including our plan to negotiate and implement equity financing transactions and negotiate reductions of our licensing liabilities;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of NASDAQ as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations relating to any cost reduction and restructuring initiatives, including expected savings and any restructuring charges to be incurred; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

iii

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

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

iv

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023

Assets

Current assets:
Cash and cash equivalents	$1,252,691	$1,675,210
Accounts receivable, net of allowances of $450,000 as of March 31, 2024 and December 31, 2023, respectively	1,423,423	735,839
Prepaid expenses and other current assets	1,474,092	1,106,848
Total Current Assets	4,150,206	3,517,897
Property and equipment, net	175,199	247,693
Operating lease right of use assets	148,725	197,307
Intangible assets, net	5,349,403	5,795,807
Total Assets	$9,823,533	$9,758,704

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,509,469	$813,659
Accrued expenses and other current liabilities	2,479,993	1,891,315
Due to related parties	48,265	77,716
Purchase commitments	4,628,779	4,656,538
Operating lease liabilities (current)	109,171	153,015
Total Current Liabilities	8,775,677	7,592,243
Operating lease liabilities (non-current)	39,856	45,659
Other non-current liabilities	16,175	31,098
Total Liabilities	8,831,708	7,669,000

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 and 100,000,000 shares; 2,722,728 and 2,722,728 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	269	269
Class B common stock, $0.0001 par value; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	70	70
Additional paid-in capital	91,991,502	91,923,311
Accumulated deficit	(88,665,020)	(87,030,270)
Accumulated other comprehensive loss	(1,269,983)	(1,850,216)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	2,056,838	3,043,164
Non-controlling interest	(1,065,013)	(953,460)
Total Stockholders’ Equity	991,825	2,089,704
Total Liabilities and Stockholders’ Equity	$9,823,533	$9,758,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues	$3,029,036	$1,729,355
Cost of revenues	666,627	1,248,736
Gross profit	2,362,409	480,619

Operating expenses:
Sales and marketing [1]	250,386	618,410
Development [2]	1,063,357	2,397,134
General and administrative [3]	2,190,266	2,779,110
Depreciation and amortization	73,724	97,354
Total operating expenses	3,577,733	5,892,008
Loss from operations	(1,215,324)	(5,411,389)
Interest expense	(30,882)	(199,120)
Other (expense) income, net	(437,192)	351,317
Net loss	(1,683,398)	(5,259,192)
Less: Net loss attributable to non-controlling interest	(48,648)	(158,245)
Net loss attributable to Motorsport Games Inc.	$(1,634,750)	$(5,100,947)

Net loss attributable to Class A common stock per share:
Basic and diluted	$(0.60)	$(2.33)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	2,722,728	2,192,155

[1]	Includes related party expenses of $0 and $17,076 for the three months ended March 31, 2024 and 2023, respectively.
[2]	Includes related party expenses of $0 and $15,488 for the three months ended March 31, 2024 and 2023, respectively.
[3]	Includes related party expenses of $81,217 and $92,045 for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net loss	$(1,683,398)	$(5,259,192)
Other comprehensive gain (loss):
Foreign currency translation adjustments	580,233	(78,588)
Comprehensive loss	(1,103,165)	(5,337,780)
Comprehensive loss attributable to non-controlling interests	(111,553)	(194,563)
Comprehensive loss attributable to Motorsport Games Inc.	$(991,612)	$(5,143,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2024
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance – January 1, 2024	2,722,728	$269	700,000	$70	$91,923,311	$(87,030,270)	$(1,850,216)	$3,043,164	$(953,460)	$2,089,704
Stock-based compensation	-	-	-	-	68,191	-	-	68,191	-	68,191
Other comprehensive gain (loss)	-	-	-	-	-	-	580,233	580,233	(62,905)	517,328
Net loss	-	-	-	-	-	(1,634,750)	-	(1,634,750)	(48,648)	(1,683,398)
Balance – March 31, 2024	2,722,728	$269	700,000	$70	$91,991,502	$(88,665,020)	$(1,269,983)	$2,056,838	$(1,065,013)	$991,825

	For the Three Months Ended March 31, 2023
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance – January 1, 2023	1,183,808	$117	700,000	$70	$76,446,061	$(73,979,131)	$(933,406)	$1,533,711	$369,687	$1,903,398
Issuance of common stock	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party loan	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	-	-	-	-	249,233	-	-	249,233	-	249,233
Other comprehensive loss	-	-	-	-	-	-	(78,588)	(78,588)	(36,318)	(114,906)
Net loss	-	-	-	-	-	(5,100,947)	-	(5,100,947)	(158,245)	(5,259,192)
Balance – March 31, 2023	2,698,934	$269	700,000	$70	$91,215,242	$(79,080,078)	$(1,011,994)	$11,123,509	$175,124	$11,298,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,683,398)	$(5,259,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	1,016
Depreciation and amortization	601,946	502,357
Purchase commitment and license liability interest accretion	22,241	157,661
Stock-based compensation	68,191	249,233
Sales return and price protection reserves	-	280,000
Changes in the fair value of warrants	(14,922)	-
Changes in assets and liabilities:
Accounts receivable	(689,294)	630,272
Due from related parties	-	140,358
Operating lease liabilities	(978)	(5,893)
Prepaid expenses and other assets	(363,780)	(225,562)
Accounts payable	643,942	(1,331,386)
Due to related parties	(30,238)	(473,021)
Other non-current liabilities	(22,241)	(33,720)
Accrued expenses and other liabilities	620,873	(315,824)

Net cash used in operating activities	$(847,658)	$(5,683,701)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,057)
Net cash used in investing activities	$-	$(15,057)

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(50,000)	(250,000)
Payment of license liabilities	-	(87,500)
Issuance of common stock from stock purchase commitment agreement	-	644,694
Issuance of common stock from registered direct offerings	-	10,404,840

Net cash (used in) provided by financing activities	$(50,000)	$10,712,034

Effect of exchange rate changes on cash and cash equivalents	475,139	(198,026)

Net (decrease) increase in cash and cash equivalents	(422,519)	4,815,250

Total cash and cash equivalents at beginning of the period	$1,675,210	$979,306

Total cash and cash equivalents at the end of the period	$1,252,691	$5,794,556

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$8,641	$9,508

Non-cash investing and financing activities:
Shares issued to Driven Lifestyle Group LLC for extinguishment of related party loan	$-	$(3,948,566)
Extinguishment of Driven Lifestyle Group LLC related party loan for Class A shares	$-	$3,948,566
Issuance of warrants in connection with registered direct offerings	$-	$478,000
Receivable from sale of NASCAR License	$500,000	$-

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had a net loss of $1.7 million and negative cash flows from operations of $0.8 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $88.7 million and cash and cash equivalents of $1.3 million. As of April 30, 2024, the Company had cash equivalents of $1.3 million.

For the three months ended March 31, 2024, the Company experienced an average net cash burn from operations of approximately $0.3 million per month, and while it has taken, and continues to take, measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to the recent sales of its NASCAR License (as defined below) and Traxion (as defined below); and iii) cost reduction and restructuring initiatives, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of March 31, 2024, the Company had an aggregate of $2.9 million available for future sales under its ATM program, which was reduced to $1.3 million of availability as of the date of this Report in accordance with the SEC’s baby shelf rules. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via its ATM program would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via its ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Due to the continuing uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company continues to explore other strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets in addition to the recent sales of its NASCAR License and Traxion. See Note 12 – Subsequent Events for more information on the sale of Traxion in April 2024.

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

If the Company is unable to satisfy its capital requirements, it could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of the Company’s business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional loans from third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, loans not being available from third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its capital requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Even if the Company does secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of the Company’s products due to the disposition of key assets, such as the sale of its NASCAR License and/or the Company’s inability to deliver new products for its various other licenses; less than anticipated consumer acceptance of the Company’s offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of the Company’s products and events as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, the Company’s liquidity position may continue to be insufficient to satisfy its future capital requirements. If the Company is ultimately unable to satisfy its capital requirements, it would likely need to dissolve and liquidate its assets under the bankruptcy laws or otherwise.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024. The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2023 and 2022 and for the years then ended which are included in the 2023 Form 10-K.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenue recognition criteria, including allowances for returns and price protection, offering periods for deferred net revenue, valuation allowance of deferred income taxes, the recognition and disclosure of contingent liabilities, and stock-based compensation valuation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. The net assets of the shared entities are attributed to the controlling and non-controlling interests based on the terms of the governing contractual arrangements.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there will be no effects of this standard on our financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis with retrospective application permitted. As the guidance requires only additional disclosure, there will be no effects of this standard on our financial position, results of operations or cash flows.

Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the audited consolidated financial statements for the year ended December 31, 2023, as included in the 2023 Form 10-K, except as disclosed in this note.

Revenue Recognition

The Company derives revenue principally from sales of its games, and related extra content and services that can be experienced on game consoles, PCs and mobile phones. The Company’s product and service offerings include, but are not limited to, the following:

●	full games with both online and offline functionality (“Games with Services”), which generally includes (1) the initial game delivered digitally or via physical disc at the time of sale and typically provide access to offline core game content (“software license”); (2) updates on a when-and-if-available basis, such as software patches or updates, and/or additional free content to be delivered in the future (“future update rights”); and (3) a hosted connection for online playability (“online hosting”);
●	extra content related to Games with Services which provides access to additional in-game content;

The Company evaluates and recognizes revenue by:

●	identifying the contract(s) with the customer;
●	identifying the performance obligations in the contract;
●	determining the transaction price;
●	allocating the transaction price to performance obligations in the contract; and
●	recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Online-Enabled Games

Games with Services. The Company’s sales of Games with Services are evaluated to determine whether the software license, future update rights and the online hosting are distinct and separable. Sales of Games with Services are generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting.

Since the Company does not sell the performance obligations on a stand-alone basis, the Company considers market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. For Games with Services, generally 75 percent of the sales price is allocated to the software license performance obligation and recognized at a point in time when control of the license has been transferred to the customer. The remaining 25 percent is allocated to the future update rights and the online hosting performance obligations and recognized ratably as the service is provided (over the Estimated Offering Period).

Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of digital in-game content that are designed to extend and enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for the Company’s Games with Services as discussed above, depending upon whether or not the extra content has offline functionality. That is, if the extra content has offline functionality, then the extra content is accounted for similarly to Games with Services (generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting). If the extra content does not have offline functionality, then the extra content is determined to have one distinct performance obligation: the online-hosted service.

Significant Judgments around Revenue Arrangements

Identifying performance obligations. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, the Company must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

Determining the transaction price. The transaction price is determined based on the consideration that the Company will be entitled to receive in exchange for transferring its goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. In addition, the transaction price does not include an estimate of the variable consideration related to sales-based royalties. Sales-based royalties are recognized as the sales occur.

Allocating the transaction price. Allocating the transaction price requires that the Company determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where the Company does not sell the performance obligation on a stand-alone basis (which occurs in the majority of transactions). In those situations, the Company determines the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include historical internal pricing data and pricing data from competitors, to the extent the data is available. The results of the Company’s analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.

Determining the Estimated Offering Period. The offering period is the period in which the Company offers to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, the Company must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, the Company considers the average period of time customers are online when estimating the offering period. The Company recognizes revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated seven-month period beginning in the month of sale.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets (Also refer Note 4 – Accrued Expenses and Other Current Liabilities). Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Development and coding revenues are also recorded as deferred revenue until the Company’s performance obligation is performed. Furthermore, deferred revenue includes payment advances from the Company’s channel partners and sales transactions including future update rights and online hosting performance obligations, which are subject to deferral and recognized over the Estimated Offering Period.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million for each of the three months ended March 31, 2024 and 2023.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2024	2023
Stock options	97,953	47,967
Warrants	33,574	33,574
	131,527	81,541

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – INTANGIBLE ASSETS

Licensing Agreements

In March 2019, the Company entered into an agreement to facilitate the Le Mans Esports Series as part of a joint venture with Automobile Club de l’Ouest (“ACO”), the organizer of the 24 Hours of Le Mans endurance race. Through the Company’s ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the FIA World Endurance Championship (the “WEC”), which the 24 Hours of Le Mans race is a part of, for a ten-year period. In addition, through this joint venture with ACO, the Company has the right to create and organize esports leagues and events for the Le Mans Esports Series. The Company acquired a video gaming license (the “Le Mans Gaming License”) and an esports license related to its ownership interest in this joint venture with the ACO.

In 2021, the Company also acquired intangible assets comprising the KartKraft computer video game as well as software, tradename and non-compete agreements related to its acquisition of 100% of the share capital of Studio397 B.V.

In October 2023, the Company sold its NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC (“iRacing”). As consideration for such sale and assignment of the NASCAR License and all rights related thereto (the “Assignment”), iRacing paid the Company $5.0 million at closing of the transactions contemplated by the Assignment. In addition, iRacing is obligated under the Assignment to pay the Company an additional (i) $0.5 million payable on the date that is 6 months following such closing and (ii) $0.5 million on the earlier of such date when all NASCAR games have been removed by the Company from the websites, smart phone applications or other digital portal engaging in sales or providing access to the NASCAR games, including without limitation Xbox, PlayStation and Switch and all other domain names, web addresses and websites used by the Company in the its business (collectively, the “Business Platforms”), or December 31, 2024, provided that all NASCAR games have been removed by the Company from the Business Platforms, and in any event, no earlier than such date that is one year following the closing of the Assignment.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

The following is a summary of intangible assets as of March 31, 2024:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non- Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2024	$906,166	$1,495,515	$8,115,937	$560,000	$223,194	$180,266	$(5,685,271)	$5,795,807
Amortization expense	-	-	-	-	-	-	(528,222)	(528,222)
Foreign currency translation adjustments	-	33,925	69,407	-	(13,821)	(3,400)	(4,293)	81,818
Balance as of March 31, 2024	$906,166	$1,529,440	$8,185,344	$560,000	$209,373	$176,866	$(6,217,786)	$5,349,403

Weighted average remaining amortization period at March 31, 2024	0.8	-	3.2	-	-	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non- Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2024	$298,538	$4,646,467	$560,000	$180,266	$5,685,271
Amortization expense	151,500	376,722	-	-	528,222
Foreign currency translation adjustment	-	7,693	-	(3,400)	4,293
Balance as of March 31, 2024	$450,038	$5,030,882	$560,000	$176,866	$6,217,786

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,	Total
2024 (remaining period)	$1,554,401
2025	889,025
2026	887,396
2027	122,291
2028	53,130
Thereafter	104,347
$3,610,590

Amortization expense related to intangible assets was approximately $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued royalties	$275,008	$217,868
Accrued professional and consulting fees	792,327	110,008
Accrued development costs	36,919	32,214
Accrued taxes	50,000	40,000
Accrued payroll	334,834	500,522
Deferred revenue	458,342	270,845
Loss contingency reserves	419,881	545,920
Accrued other	112,682	173,938
Total	$2,479,993	$1,891,315

NOTE 5 – RELATED PARTY LOANS

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

As of March 31, 2024, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of March 31, 2024 and December 31, 2023, there was no balance due to Driven Lifestyle under the $12 million Line of Credit.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of March 31, 2024 and December 31, 2023. Specifically, the Company owed approximately $0.1 million to its related parties as a related party payable as of March 31, 2024 and December 31, 2023. During each of the three months ended March 31, 2024 and 2023, approximately $0.1 million was paid to related parties in settlement of related party payables. The Company’s corporate headquarters, located in Miami, Florida and consisting of approximately 2,000 square feet of office space, are owned by Driven Lifestyle and are used rent-free by the Company.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Backoffice Services Agreement

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Driven Lifestyle (the “Backoffice Services Agreement”) following the expiration of the Company’s prior services agreement with Driven Lifestyle. Pursuant to the Backoffice Services Agreement, Driven Lifestyle will provide accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $17,500. For the three months ended March 31, 2024, the Company incurred $52,500 in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of March 31, 2024, the Company had 2,722,728 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of March 31, 2024 and December 31, 2023, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of March 31, 2024, the warrants had no intrinsic value and a remaining life of 15 months.

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

	Offering Date	Shares Issued	Gross Proceeds	Net Proceeds	Warrants Issued	Warrant Strike Price	Warrant Term
Registered direct offering 1	February 1, 2023	183,020	$ 3.9 million	$ 3.6 million	10,981	$26.75	5 years
Registered direct offering 2	February 2, 2023	144,366	$ 3.4 million	$ 3.1 million	8,662	$29.375	5 years
Registered direct offering 3	February 3, 2023	232,188	$ 4.0 million	$ 3.7 million	13,931	$21.738	5 years

As of March 31, 2024, the Wainwright Warrants were assessed to have a fair value of approximately $16,000 and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheets.

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

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of March 31, 2024, 2,047 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company issued stock options under its MSGM 2021 Stock Plan during the three months ended March 31, 2024 and 2023. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

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

The following is a summary of stock-based compensation award activity for the three months ended March 31, 2024:

Number of Options
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2024 (net of forfeitures)	53,371
Granted	46,000
Forfeited, cancelled or expired	(1,418)
Awards outstanding under the MSGM 2021 Stock Plan as of March 31, 2024 (net of forfeitures)	97,953

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2024	2023
General and Administrative	$69,731	$19,426
Sales and Marketing	1,347	239,717
Development	(2,887)	(9,910)
Stock-based compensation expense	$68,191	$249,233

As of March 31, 2024, there was approximately $0.1 million of unrecognized stock-based compensation expense which will be recognized over approximately 2 years.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On February 11, 2021, HC2 Holdings 2 Inc. (now known as Innovate 2) (“Innovate”) and Continental General Insurance Company (“Continental”), former minority stockholders of 704Games, filed a complaint (the “HC2 and Continental Complaint”) in the U.S. District Court for the District of Delaware against the Company, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the manager of Driven Lifestyle. The complaint was later amended and added Leo Capital Holdings LLC (“Leo Capital”) as an additional plaintiff and the controller of Driven Lifestyle as an additional individual defendant. The complaint alleges, among other things, purported misrepresentations and omissions concerning 704Games’ financial condition made in connection with the Company’s purchase of these minority shareholders’ interest in 704Games in August and October 2020. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder; Section 20(a) of the Exchange Act; Section 20A of the Exchange Act; breach of the Company’s obligations under the Stockholders’ Agreement dated August 14, 2018; fraudulent inducement; breach of fiduciary duties; and unjust enrichment. The plaintiffs alleged, among other things, damages from the defendants, jointly and severally, based on the alleged difference between the fair market value of the shares of common stock of 704Games on the date of plaintiffs’ sale and the purchase price that was paid, as well as punitive damages and other relief. In May 2021, the Company, along with the other defendants, filed a motion to dismiss the plaintiffs’ complaint. On March 28, 2022, the court entered an order denying the motion to dismiss.

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of March 31, 2024, all required payments under the settlement agreement with Continental have been made.

On October 14, 2023, the Company, along with other defendants, reached and executed a settlement agreement with Leo Capital in connection with the HC2 and Continental Complaint, which settles the claims made by Leo Capital against the defendants, as well as the claims made by the defendants against Leo Capital. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $0.2 million to Leo Capital. The Company paid the full $0.2 million settlement on October 16, 2023, as required by terms of the settlement agreement.

In respect of Innovate, the Company believes that the plaintiff’s allegations are without merit and the Company intends to continue to vigorously defend its position to the fullest extent permitted by law. Given the litigation is ongoing, the outcome of the litigation remains uncertain at this time. As such, the Company does not believe it is probable a settlement will be reached, nor can any such settlement amount be reasonably estimable, and has not recognized a settlement liability in respect of the remaining plaintiff.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,640,000 USD as of March 31, 2024) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the three months ended March 31, 2024 and 2023, the Company paid royalties to Epic of approximately $13,000 and $32,000, respectively, under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

License Commitments

On May 29, 2020, the Company secured a licensing agreement (the “Prior BTCC License Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”). Pursuant to the Prior BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the Prior BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the Prior BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the Prior BTCC License Agreement. The termination of the Prior BTCC License Agreement was effective as of November 3, 2023. As of March 31, 2024, the Company had a total remaining liability in connection with the BTCC License, inclusive of the unpaid installments, of $0.9 million, which is included in purchase commitments liabilities on the unaudited condensed consolidated balance sheets. On April 12, 2024, the Company entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC for settlement of the remaining liability in connection with the BTCC License. See Note 12 – Subsequent Events for more information.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 13, 2021, the Company entered into a license agreement with INDYCAR LLC (“INDYCAR”) pursuant to which INDYCAR granted the Company a license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the INDYCAR SERIES (the “INDYCAR Gaming License”). The INDYCAR Gaming License was a long-term agreement, in connection with which the parties intended to form an exclusive relationship for the development of video games to be the official video games of the INDYCAR SERIES. Additionally, the Company and INDYCAR entered into a license agreement pursuant to which the Company was granted a license to use certain licensed intellectual property for motorsports and/or racing esports events related to, themed as, or containing the INDYCAR SERIES (including the rFactor 2 platform) (the “INDYCAR Esports License” and together with the INDYCAR Gaming License, the “INDYCAR Licenses”). Upon execution of the INDYCAR Gaming License, the Company recorded a liability and a related intangible asset equal to the present value of the minimum royalty payments due under the agreement. The license intangible asset was impaired during 2023 as discussed further in Note 4 – Intangible Assets in the audited consolidated financial statements for the year ended December 31, 2023, as included in the 2023 Form 10-K. On November 8, 2023, INDYCAR delivered notice to the Company terminating the INDYCAR Licenses. The termination of the INDYCAR Licenses was effective as of November 8, 2023. The notice also demanded, among other things, certain liquidated damages in accordance with the INDYCAR license agreements amounting to approximately $2.9 million related to certain minimum payments due under such license agreements. The Company adjusted its liability related to the INDYCAR license agreements as a result of the termination notice, which resulted in a gain of $0.6 million. As of March 31, 2024 and December 31, 2023, the Company had a total remaining liability in connection with the INDYCAR Licenses of $2.9 million, which is included in purchase commitments liabilities on the unaudited condensed consolidated balance sheets.

Purchase Commitment Liabilities

On April 20, 2021, the Company acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of (i) $12.8 million paid at closing and (ii) $3.2 million payable April 2022 on the first anniversary of closing, as deferred consideration (the “Deferred Payment”). On April 22, 2022 and July 21, 2022, the Company entered into certain letter agreements with the Sellers pursuant to which, among other things, the Deferred Payment installment amount due to be paid by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million to be settled in installments of: $330,000 to be paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining Deferred Payment amount is satisfied. The letter agreements also call for 15% interest on the Deferred Payment balance effective on July 19, 2022. The remaining principal balance of the Deferred Payment as of March 31, 2024 was $0.6 million with unpaid accrued interest of $0.3 million.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended March 31,
Customer	2024	2023
Customer B	19.7%	29.3%
Customer C	20.7%	27.2%
Customer D	51.1%	27.7%
Total	91.5%	84.2%

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	March 31, 2024	December 31, 2023
Customer B	19.8%	32.1%
Customer C	34.1%	34.3%
Customer D	37.3%	22.3%
Total	91.2%	88.7%

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended March 31,
Supplier	2024	2023
Supplier A	* %	20.6%
Total	* %	20.6%

*	Less than 10%.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2024 and 2023 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Gaming	$3,029,036	$1,439,217
Esports	-	290,138
Total Revenues	$3,029,036	$1,729,355

Cost of Revenues:
Gaming	$666,627	$874,839
Esports	-	373,897
Total Cost of Revenues	$666,627	$1,248,736

Gross Profit (Loss):
Gaming	$2,362,409	$564,378
Esports	-	(83,759)
Total Gross Profit	$2,362,409	$480,619

Loss From Operations:
Gaming	$(1,123,547)	$(5,105,373)
Esports	(91,777)	(306,016)
Total Loss from Operations	$(1,215,324)	$(5,411,389)

Depreciation and Amortization:
Gaming	$61,298	$85,118
Esports	12,426	12,236
Total Depreciation and Amortization	$73,724	$97,354

Interest Expense, net:
Gaming	$(30,882)	$(199,120)
Esports	-	-
Total Interest Expense, net	$(30,882)	$(199,120)

Other (Expense) Income, Net:
Gaming	$(409,164)	$368,244
Esports	(28,028)	(16,927)
Total Other (Expense) Income, net	$(437,192)	$351,317

Net Loss:
Gaming	$(1,591,569)	$(4,936,249)
Esports	(91,829)	(322,943)
Total Net Loss	$(1,683,398)	$(5,259,192)

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2024	December 31, 2023
Total Assets:
Gaming	$6,640,828	$7,892,388
Esports	3,182,705	1,866,316
Total Assets	$9,823,533	$9,758,704

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

On April 12, 2024, the Company entered into the BARC Settlement Agreement with BARC. The BARC Settlement Agreement resolved any and all disputes between the Company and BARC with respect to the termination of the Prior BTCC License Agreement. As disclosed in Note 9 – Commitments and Contingencies, the Prior BTCC License Agreement was terminated effective as of November 3, 2023. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the Prior BTCC License Agreement was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new license agreement to use certain licensed intellectual property related to, themed as, or containing the BTCC (the “New BTCC License Agreement”).

On April 12, 2024, the Company and BARC entered into the New BTCC License Agreement. Pursuant to the New BTCC License Agreement, BARC granted the Company a non-exclusive license to use certain licensed intellectual property relating to the BTCC for official BTCC downloadable content digitally purchased for the rFactor 2 video game. As consideration for the license under the New BTCC License Agreement, the Company will be obligated to pay BARC an annual royalty in the amount of 50% of Adjusted Gross Annual Sales (as defined in the New BTCC License Agreement) of the Company’s BTCC downloadable content purchased for the rFactor 2 video game during the term of the New BTCC License Agreement. The term of the New BTCC License Agreement expires on December 31, 2026.

On April 26, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Traxion.GG Limited (“Traxion.GG”). Pursuant to the Purchase Agreement, the Company sold to Traxion.GG certain of the Company’s assets related to the Company’s motorsport and racing games community content platform (“Traxion”). Such sale, which closed on April 26, 2024, was in furtherance of the Company’s divestiture of non-core components. The consideration received was $250,000 consisting of a $200,000 cash payment at closing and $50,000 in value of marketing services to be provided by Traxion.GG to the Company during the period from April 26, 2024 through December 31, 2026 on YouTube, Twitch, Instagram, X (formerly known as Twitter) and Facebook, and access to the Traxion YouTube and Twitch channels for Le Mans Virtual Series and key esports and gaming events as agreed between Traxion.GG and the Company.

On May 3, 2024 (but effective as of October 1, 2023), the Company entered into a new lease agreement with Lemon City Group, LLC, an entity controlled by Driven Lifestyle, for approximately 800 square feet of storage space located in Miami, Florida. The term of the lease is nine months, with a commencement date of October 1, 2023, consistent with the Company’s initial date of occupancy, and expiring on June 30, 2024, terminable with a 60-day written notice with no penalty. The base rent from the lease commencement date through June 30, 2024 is fixed at approximately $1,800 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport Games,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

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

On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC. Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). For the three months ended March 31, 2024 and 2023, 49% and 57% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

On October 26, 2023, BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”), delivered notice to the Company terminating the license agreement between the parties relating to the Company’s development of video games and the organization and facilitation of esports events for the BTCC (the “Previous BTCC License”), effective as of November 3, 2023. As a result, the Company no longer has the right to develop and publish the video games for the BTCC racing series or to create and organize its esports leagues and events.

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

On February 20, 2024, we released Le Mans Ultimate on PC in early access. Le Mans Ultimate is the official game of the WEC and 24 Hours of Le Mans, and is the first officially licensed and dedicated 24 Hours of Le Mans video game release in over twenty years.

On April 12, 2024, the Company and BARC entered into a settlement agreement (the “BARC Settlement Agreement”) relating to the Previous BTCC License, whereby the parties concurrently entered into a new license agreement pursuant to which BARC granted the Company a non-exclusive license to use certain licensed intellectual property relating to the BTCC for official BTCC DLC digitally purchased for the rFactor 2 video game through December 31, 2026.

On April 26, 2024, the Company sold certain assets related to its motorsport and racing games community content platform (“Traxion”) in furtherance of streamlining the Company’s operations, reduction of operational costs and divestiture of non-core components.

Due to the uncertainty surrounding our ability to raise funding, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets in addition to the recent sales of our NASCAR License and Traxion. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

As of March 31, 2024, we have a total headcount of 65 people, made up of 46 full-time employees, including 51 dedicated to game development, to continue developing our expanded product offerings.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
NASCAR 21: Ignition*	October 28, 2021, available on PC and next generation consoles
NASCAR Heat Ultimate Edition+*	November 19, 2021, available on Nintendo Switch
KartKraft	January 26, 2022, available on PC (full release)
rFactor 2 Q1 2022 Content Update	February 7, 2022, available on PC
rFactor 2 Q2 2022 Content Update	May 10, 2022, available on PC
rFactor 2 Q3 2022 Content Update	August 8, 2022, available on PC
NASCAR 21: Ignition 2022 Season Expansion*	October 6, 2022, available on PC and next generation consoles
NASCAR Rivals*	October 14, 2022, available on Nintendo Switch
rFactor 2 Q4 2022 Content Update	November 7, 2022, available on PC
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC
NASCAR Heat 5 – Next Gen Car Update*	June 23, 2023, available on PC and consoles
rFactor 2: Race Control multiplayer	October 5, 2023, available on PC
Le Mans Ultimate	February 20, 2024, available on PC

*	Pursuant to the NASCAR New Limited License, we have a limited non-exclusive right and license to, among other things, sell these NASCAR games and DLCs through December 31, 2024.

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

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 49% and 57% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the sale of products for Microsoft Windows via Steam comprised approximately 50% and 28% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 1% and 6% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Concentration of Sales

Our NASCAR products have historically accounted for the majority of our revenue. However, we have worked to diversify our product offerings and revenue from other sources by introducing titles such as Le Mans Ultimate, our recently released Le Mans video game, KartKraft and rFactor 2, as well as introducing the 24 Hours of Le Mans Virtual esports event to our portfolio of offerings, thereby reducing our dependency on the NASCAR franchise as our substantially sole source of revenue. For example, revenues associated with our NASCAR franchise accounted for approximately 49% and 57% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Following the sale of our NASCAR License and the execution of the NASCAR New Limited License, which allows us to sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024, we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time.

Retail Distribution

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). Due to our modified product release schedule, we recognized minimal revenue from sales of physical gaming products for the three months ended March 31, 2024 and 2023. However, we expect to continue to use a limited number of distribution partners in the future for sales of our physical gaming products. See “Risk Factors—Risks Related to Our Business and Industry—The importance of retail sales to our business exposes us to the risks of that business model” and “Risk Factors—Risks Related to Our Business and Industry—We primarily depend on a single third-party distribution partner to distribute our games for the retail channel, and our ability to negotiate favorable terms with such partner and its continued willingness to purchase our games is critical for our business” in Part I, Item 1A of the 2023 Form 10-K for additional information regarding the importance of retail sales and our distribution partners to our business.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For each of the three months ended March 31, 2024, and 2023, approximately 92% of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Reportable Segments

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We classified our reportable operating segments into (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for our licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”).

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses, which historically has been primarily attributable to our NASCAR License prior to its sale and certain other third parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Furthermore, cost of revenues for our Gaming segment includes costs associated with our outsourced code and content development services. Cost of revenues for our esports segment consists primarily of the cost of event staffing and event production.

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

Results of Operations

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

In this section, references to 2024 refer to the three months ended March 31, 2024 and references to 2023 refer to the three months ended March 31, 2023.

Revenues

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Revenues:
Gaming	$3,029,036	$1,439,217	$1,589,819	110.5%
Esports	-	290,138	(290,138)	(100.0%
Total Revenues	$3,029,036	$1,729,355	$1,299,681	75.2%

Consolidated revenues were $3.0 million and $1.7 million for 2024 and 2023, respectively, an increase of $1.3 million, or 75.2%, when compared to the prior period.

Gaming segment revenues represented 100% and 83.2% of our total 2024 and 2023 revenues, respectively, increasing by $1.6 million, or 110.5%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to $1.4 million in higher digital game sales due to the release of Le Mans Ultimate on PC in February 2024. This increase was further driven by a $0.2 million increase in revenues earned through the development of simulation platforms for third-parties.

Esports segment revenues represented 0% and 16.8% of our total 2024 and 2023 revenues, respectively, decreasing by $0.3 million, when compared to the prior period. The decrease in esports segment revenue was due to the Company not offering a Le Mans Virtual Series (“LMVS”) event in January 2024, resulting in no earned sponsorship or events revenue, compared to $0.3 million earned in January 2023, when the Company offered the concluding LMVS event for the 2022/23 LMVS season.

Cost of Revenues

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Cost of revenues:
Gaming	$666,627	$874,839	$(208,212)	(23.8)%
Esports	-	373,897	(373,897)	(100.0)%
Total Cost of Revenues	$666,627	$1,248,736	$(582,109)	(46.6)%

Consolidated cost of revenues was $0.7 million and $1.2 million for 2024 and 2023, respectively, a decrease of $0.6 million, or 46.6%, when compared to the prior period.

Gaming segment cost of revenues represented 100.0% and 70.1% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.2 million, or 23.8%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.3 million reduction in royalty payments, mainly related to our NASCAR titles as a direct result of lower game sales for the franchise compared to the prior period. This decrease was partially offset by a $0.1 million increase in amortization costs related to our licenses.

Esports segment cost of revenues represented 0% and 29.9% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.4 million when compared to the prior period. The decrease in esports segment cost of revenues was due to the Company not offering a LMVS event in January 2024, resulting in no prize winnings, studio and televised production costs, compared to $0.4 million of such costs incurred in January 2023 when the Company offered the concluding LMVS event for the 2022/23 LMVS season.

Gross Profit

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Gross Profit (Loss)
Gaming	$2,362,409	$564,378	$1,798,031	318.6%
Esports	-	(83,759)	83,759	(100.0)%
Total Gross Profit (Loss)	$2,362,409	$480,619	$1,881,790	391.5%

	For the Three Months Ended March 31,
	2024	2023

Gaming - Gross Profit Margin	78.0%	39.2%
Esports - Gross Profit (Loss) Margin	0.0%	(28.9)%
Total Gross Profit Margin	78.0%	27.8%

Consolidated gross profit was $2.4 million and $0.5 million for 2024 and 2023, respectively, an increase of $1.9 million, or 391.5%, when compared to the prior period. Gross profit margin was 78.0% in 2024, compared to 27.8% in 2023.

Gaming segment gross profit was $2.4 million for 2024, compared to $0.6 million for 2023, representing a gross profit margin of 78.0% for 2024 and 39.2% for 2023. The increase in our Gaming segment gross profit of $1.8 million, and corresponding increase in gross profit margin, was primarily due to higher gaming revenues, particularly related to increased digital game revenues as a result of the release of Le Mans Ultimate on PC in February 2024. The increase in gross profit for the Gaming segment was also attributable to lower cost of revenues due to decreased royalty payments resulting from the decrease in NASCAR game sales compared to the prior period.

Esports segment gross loss was $0 for 2024, compared to $0.1 million for 2023, representing no gross loss margin in 2024 and a gross loss margin of 28.9% for 2023. As discussed above, the LMVS has not yet commenced for the 2024/25 season, which led to no revenues or cost of revenues being incurred for the esports segment in 2024.

Operating Expenses

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Operating Expenses:
Sales and marketing	$250,386	$618,410	$(368,024)	(59.5)%
Development	1,063,357	2,397,134	(1,333,777)	(55.6)%
General and administrative	2,190,266	2,779,110	(588,844)	(21.2)%
Depreciation and amortization	73,724	97,354	(23,630)	(24.3)%
Total Operating Expenses	$3,577,733	$5,892,008	$(2,314,275)	(39.3)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.3 million and $0.6 million for 2024 and 2023, respectively, representing a $0.4 million, or 59.5%, decrease when compared to the prior period. The reduction in sales and marketing expenses was primarily driven by a $0.4 million reduction in payroll and employee-related expense as a result of lower headcount when compared to the prior period.

Development

Development expenses were $1.1 million and $2.4 million for 2024 and 2023, respectively, representing a $1.3 million, or 55.6%, decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.7 million decrease in external development services, as well as a $0.6 million decrease in payroll as a result of lower headcount, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $2.2 million and $2.8 million for 2024 and 2023, respectively, a decrease of $0.6 million, or 21.2%, when compared to the prior period. The reduction in G&A expenses was primarily driven by a $0.6 million reduction in payroll and employee-related expenses, following certain headcount reductions compared to the prior period, and a $0.3 million reduction in insurance costs. These reductions were partially offset by a $0.3 million increase in legal and professional fees incurred in 2024.

Depreciation and Amortization

Depreciation and amortization expenses for 2024 and 2023 presented no significant changes to the depreciation of capital assets.

Interest Expense

Interest expense was approximately $30,000 and $0.2 million for 2024 and 2023, respectively, primarily from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other (Expenses) Income, net

Other expenses, net was $0.4 million for 2024, compared to other income, net of $0.4 million for 2023, a decrease of $0.8 million compared to the prior period. Other expenses, net of $0.4 million for 2024 was primarily comprised of foreign currency losses of $0.5 million incurred remeasuring transactions denominated in a currency other than U.S. dollars, which was partially offset by $0.1 million in rental income from the sub-lease of our Charlotte, NC office space. Other income, net of $0.4 million for 2023 was primarily comprised of foreign currency gains of $0.2 million incurred remeasuring transactions denominated in a currency other than U.S. dollars, as well as $0.05 million in rental income and $0.1 million in interest expense forgiveness.

Other Comprehensive Gain (Loss)

Other comprehensive gain was $0.6 million for 2024, compared to other comprehensive loss of $0.1 million for 2023. The $0.7 million improvement was primarily due to activity in our U.K. and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to the non-controlling interest was $0.1 million and $0.2 million for 2024 and 2023, respectively,

The improvement was attributed to the reduction of net losses in the Le Mans Esports Series Ltd joint venture.

Liquidity and Capital Resources

Liquidity

We have historically financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit (as defined below) and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,252,691	$1,675,210
Working capital (deficiency)	$(4,625,471)	$(4,074,346)

For the three months ended March 31, 2024, the Company had a net loss of $1.7 million and negative cash flows from operations of $0.8 million. As of March 31, 2024, the Company had an accumulated deficit of $88.7 million and cash and cash equivalents of $1.3 million. As of April 30, 2024, the Company had cash and cash equivalents of $1.3 million.

For the three months ended March 31, 2024, the Company experienced an average net cash burn from operations of approximately $0.3 million per month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles. Based on the Company’s cash and cash equivalents position and its average cash burn, the Company does not believe it has sufficient cash on hand to fund its operations over the next year and that additional funding will be required in order to continue operations.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to the recent sales of its NASCAR License and Traxion; and iii) cost reduction and restructuring initiatives, each of which is described more fully below.

The Company continues to explore additional funding in the form of potential Capital Financing and has entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. As of March 31, 2024, the Company had an aggregate of $2.9 million available for future sales under its ATM program, which was reduced to $1.3 million of availability as of the date of this Report in accordance with the SEC’s baby shelf rules. However, due to the Company’s present liquidity position and required future funding requirements, any funds raised via its ATM program would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via its ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Due to the continuing uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company continues to explore other strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets in addition to the recent sales of its NASCAR License and Traxion. If any such additional strategic alternative is executed, it is expected it would help to improve the Company’s working capital position and reduce overhead expenditures, thereby lowering the Company’s expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more additional strategic alternatives, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will be successful in implementing any additional strategic plans for the sale or licensing of its assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

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

If the Company is unable to satisfy its capital requirements, it could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of the Company’s business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional loans from third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, additional loans not being available from third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its capital requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $0.8 million and $5.7 million, respectively. The net cash used in operating activities for the three months ended March 31, 2024 was primarily a result of cash used to fund a net loss of $1.7 million, adjusted for net non-cash adjustments of $0.7 million and $0.2 million of cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2023 was primarily due to net loss of $5.3 million, adjusted for non-cash expenses in the amount of $1.2 million and by $1.6 million of cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $0.02 million, which was attributable to the purchases of property and equipment. There were no cash flows from investing activities for the three months ended March 31, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $0.05 million, which was related to the repayment of purchase commitment liabilities. Net cash provided by financing activities for the three months ended March 31, 2023 was $10.7 million. Cash flows provided by financing activities for the three months ended March 31, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under the Alumni Purchase Agreement (as defined below) and $10.4 million raised in connection with shares sold in the Company’s registered direct offerings, partially offset by $0.3 million of payments for purchase commitments.

Promissory Note Line of Credit

On April 1, 2020, the Company entered into a promissory note (the “$12 million Line of Credit”) with the Company’s majority stockholder, Driven Lifestyle, that provided the Company with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020) at an interest rate of 10% per annum, the availability of which is dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations” in Part I, Item 1A of the 2023 Form 10-K.

On September 8, 2022, the Company entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to the Company in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or the Company generates positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving the Company of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of the Company’s Class A common stock. See Note 5 – Related Party Loans in our condensed consolidated financial statements in this Report for further information. As of March 31, 2024, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of March 31, 2024, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On December 9, 2022, the Company entered into a stock purchase commitment agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), which provided that the Company could sell to Alumni Capital up to $2,000,000 of shares (the “commitment amount”) of the Company’s Class A common stock, through the commitment period expiring on December 31, 2023, or earlier if the commitment amount is reached. During the year ended December 31, 2023, the Company issued an aggregate of 175,167 shares of the Company’s Class A common stock to Alumni Capital under the Alumni Purchase Agreement with an aggregate fair market value of approximately $0.65 million. The Alumni Purchase Agreement expired on December 31, 2023.

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

On March 31, 2023, the Company entered into the ED Agreement with the Sales Agent, pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules), from time to time through the Sales Agent. Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the ED Agreement. The Sales Agent is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ED Agreement. During the three months ended March 31, 2024, no shares of Class A common stock were sold under the Company’s ATM program. As of March 31, 2024, the Company had an aggregate of $2.9 million available for future sales under its ATM program, which was reduced to $1.3 million of availability as of the date of this Report in accordance with the SEC’s baby shelf rules.

Capital Expenditures

The nature of the Company’s operations does not require significant expenditures on capital assets, nor does the Company typically enter into significant commitments to acquire capital assets. The Company does not have material commitments to acquire capital assets as of March 31, 2024.

Material Cash Requirements

Except as described below, there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Form 10-K.

On April 12, 2024, the Company entered into the BARC Settlement Agreement with BARC. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the license agreement between the parties relating to the Previous BTCC License was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new license agreement to use certain licensed intellectual property related to, themed as, or containing the BTCC. Prior to entering into the BARC Settlement Agreement, the Company had a total remaining liability in connection with the Previous BTCC License, inclusive of unpaid installments, of $0.9 million.

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

Critical Accounting Policies and Estimates

There have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2023 Form 10-K, and that continued to exist as of March 31, 2024.

Remediation of Material Weaknesses

We have not yet remediated the material weaknesses relating to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities and (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely, each of which are discussed further in Part II, Item 9A, “Controls and Procedures” of the 2023 Form 10-K.

If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations. We believe that we have made and continue to make progress on the remediation plans described in our 2023 Form 10-K, under Part II, Item 9A, “Controls and Procedures.” For example, during the quarter ended March 31, 2024, we continued to make improvements to controls and continued our evaluation and documentation of risks and key controls forming part of the significant business processes, including internal control over financial reporting risk assessment scoping, development of risk control matrices and identification of key transaction level and entity level controls that require testing on an ongoing basis.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 9 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements in this Report for additional information.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2024, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

10.1	Settlement Agreement, dated as of April 12, 2024, between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.1	4/18/24

10.2*	License Agreement, dated as of April 12, 2024, between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.2	4/18/24

10.3	Asset Purchase Agreement, dated as of April 26, 2024, between Motorsport Games Inc. and Traxion.GG Limited	8-K	001-39868	10.1	5/1/24

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2024	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

