Form 10-Q
period 2024-06-30
Motorsport Games Inc.
filed 2024-08-09
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, the registrant had 3,074,656 shares of Class A common stock and 700,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended June 30, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations over the next year based on the cash and cash equivalents available and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and further cost reduction and restructuring initiatives; our expectation that if any strategic alternative is executed, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	the sale of our NASCAR License (as defined in this Report), including our belief that our existing business model will need to be modified, our risk profile relating to our operations will be significantly altered, we may encounter difficulties or challenges in continuing operations due to the sale of the license, and that our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2024/25 Le Mans Virtual Series to commence later this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

ii

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our esports segment outside of the Le Mans Virtual Series;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of our income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, adopting new accounting standards, potential acquisitions and industry trends;

●	our plans and intentions to maintain compliance with the listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including our plan to implement equity financing transactions;

iii

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of NASDAQ as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations relating to any cost reduction and restructuring initiatives, including expected savings and any restructuring charges to be incurred; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia conflict.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Driven Lifestyle, our other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

iv

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the COVID-19 pandemic or any other pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

(xvi)	difficulties, delays, less than expected results or our inability to successfully implement any strategic alternative or potential option for our business, including, but not limited to, the sale or licensing of certain of our assets, which could result in, among other things, less than expected financial benefits from such actions; and

(xvii)	difficulties and/or delays or unanticipated developments adversely impacting our ability to maintain compliance with the NASDAQ’s listing requirements, such as our inability to implement equity financing transactions.

(xviii)	unanticipated adverse effects arising from our inability to fully repay Luminis International B.V. and Technology In Business B.V., the sellers of Studio 397 B.V. (“Studio397”), relating to our acquisition of 100% of the share capital of Studio397 in April 2021.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023

Assets

Current assets:
Cash and cash equivalents	$529,438	$1,675,210
Accounts receivable, net of allowances of $450,000 as of June 30, 2024 and December 31, 2023	839,571	735,839
Prepaid expenses and other current assets	807,993	1,106,848
Total Current Assets	2,177,002	3,517,897
Property and equipment, net	136,997	247,693
Operating lease right of use assets	96,401	197,307
Intangible assets, net	4,798,011	5,795,807
Total Assets	$7,208,411	$9,758,704

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,764,650	$813,659
Accrued expenses and other current liabilities	1,397,358	1,891,315
Due to related parties	29,881	77,716
Purchase commitments	875,096	4,656,538
Operating lease liabilities (current)	62,533	153,015
Total Current Liabilities	4,129,518	7,592,243
Operating lease liabilities (non-current)	32,242	45,659
Other non-current liabilities	17,571	31,098
Total Liabilities	4,179,331	7,669,000

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 and 100,000,000 shares; 2,722,728 and 2,722,728 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	269	269
Class B common stock, $0.0001 par value; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	70	70

Additional paid-in capital	92,002,160	91,923,311
Accumulated deficit	(86,350,189)	(87,441,805)
Accumulated other comprehensive loss	(1,350,288)	(1,850,216)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	4,302,022	2,631,629
Non-controlling interest	(1,272,942)	(541,925)
Total Stockholders’ Equity	3,029,080	2,089,704
Total Liabilities and Stockholders’ Equity	$7,208,411	$9,758,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,881,653	$1,739,130	$4,910,689	$3,468,485
Cost of revenues	771,647	866,167	1,438,274	2,114,903
Gross profit	1,110,006	872,963	3,472,415	1,353,582

Operating expenses:
Sales and marketing [1]	205,549	434,788	455,935	1,053,198
Development [2]	868,745	1,787,768	1,932,102	4,184,902
Impairment of intangible assets	-	4,004,627	-	4,004,627
General and administrative [3]	1,411,826	3,154,233	3,602,092	5,933,343
Depreciation and amortization	63,138	104,854	136,862	202,208
Total operating expenses	2,549,258	9,486,270	6,126,991	15,378,278
Gain from settlement of license liabilities	3,248,000	-	3,248,000	-
Other operating income	250,000	11,563	250,000	127,660
Income (loss) from operations	2,058,748	(8,601,744)	843,424	(13,897,036)
Interest expense	(29,746)	(244,750)	(60,628)	(443,870)
Other income (loss), net	58,481	645,612	(378,711)	880,832
Net income (loss)	2,087,483	(8,200,882)	404,085	(13,460,074)
Less: Net (loss) income attributable to non-controlling interest	(288,823)	11,207	(687,530)	68,981
Net income (loss) attributable to Motorsport Games Inc.	$2,376,306	$(8,212,089)	$1,091,615	$(13,529,055)

Net income (loss) attributable to Class A common stock per share:
Basic and diluted	$0.87	$(3.04)	$0.40	$(5.53)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	$2,722,728	$2,704,106	2,722,728	2,448,131

[1]	Includes related party expenses of $0 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $17,076 for the six months ended June 30, 2024 and 2023, respectively.
[2]	Includes related party expenses of $0 and $15,435 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $30,923 for the six months ended June 30, 2024 and 2023, respectively.
[3]	Includes related party expenses of $70,055 and $89,831 for the three months ended June 30, 2024 and 2023, respectively, and $151,272 and $181,876 for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$2,087,483	$(8,200,882)	$404,085	$(13,460,074)
Other comprehensive income (loss):
Foreign currency translation adjustments	(80,305)	(196,951)	499,928	(275,539)
Comprehensive income (loss)	2,007,178	(8,397,833)	904,013	(13,735,613)
Comprehensive (loss) income attributable to non-controlling interests	(269,404)	9,056	(731,016)	30,512
Comprehensive income (loss) attributable to Motorsport Games Inc.	$2,276,582	$(8,406,889)	$1,635,029	$(13,766,125)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2024
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2024	2,722,728	$269	700,000	$70	$91,923,311	$(87,441,805)	$(1,850,216)	$2,631,629	$(541,925)	$2,089,704
Stock-based compensation	-	-	-	-	68,191	-	-	68,191	-	68,191
Other comprehensive gain (loss)	-	-	-	-	-	-	580,233	580,233	(62,905)	517,328
Net loss	-	-	-	-	-	(1,284,690)	-	(1,284,690)	(398,708)	(1,683,398)
Balance – March 31, 2024	2,722,728	$269	700,000	$70	$91,991,502	$(88,726,495)	$(1,269,983)	$1,995,363	$(1,003,538)	$991,825
Stock-based compensation	-	-	-	-	10,658	-	-	10,658	-	10,658
Other comprehensive gain (loss)	-	-	-	-	-	-	(80,305)	(80,305)	19,419	(60,886)
Net income (loss)	-	-	-	-	-	2,376,306	-	2,376,306	(288,823)	2,087,483
Balance – June 30, 2024	2,722,728	$269	700,000	$70	$92,002,160	$(86,350,189)	$(1,350,288)	$4,302,022	$(1,272,942)	$3,029,080

	For the Three and Six Months Ended June 30, 2023
								Total
								Stockholders’
	Class A		Class B		Additional		Accumulated Other	Equity Attributable	Non-	Total
	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance - January 1, 2023	1,183,808	$117	700,000	$70	$76,446,061	$(72,978,210)	$(933,406)	$2,534,632	$(631,234)	$1,903,398
Issuance of common stock	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party debt	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	-	-	-	-	249,233	-	-	249,233	-	249,233
Other comprehensive loss	-	-	-	-	-	-	(78,588)	(78,588)	(36,318)	(114,906)
Net loss	-	-	-	-	-	(5,316,966)	-	(5,316,966)	57,774	(5,259,192)
Balance - March 31, 2023	2,698,934	$269	700,000	$70	$91,215,242	$(78,295,176)	$(1,011,994)	$11,908,411	$(609,778)	$11,298,633
Stock-based compensation	21,394	-	-	-	521,303	-	-	521,303	-	521,303
Other comprehensive loss	-	-	-	-	-	-	(196,951)	(196,951)	(2,151)	(199,102)
Net loss	-	-	-	-	-	(8,212,089)	-	(8,212,089)	$11,207	(8,200,882)
Balance - June 30, 2023	2,720,328	$269	700,000	$70	$91,736,545	$(86,507,265)	$(1,208,945)	$4,020,674	$(600,722)	$3,419,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$404,085	$(13,460,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on impairment of intangible assets	-	4,004,627
Loss on disposal of property and equipment	-	7,661
Gain from settlement of license liabilities	(3,248,000)	-
Depreciation and amortization	1,189,106	1,011,231
Purchase commitment and license liability interest accretion	43,558	396,547
Stock-based compensation	78,849	770,536
Changes in the fair value of stock warrants	(13,527)	(423,403)
Sales return and price protection reserves	-	280,000
Changes in assets and liabilities:
Accounts receivable	(106,019)	512,452
Due from related parties	(10,015)	(473,136)
Operating lease liabilities	(2,904)	(22,723)
Prepaid expenses and other assets	309,152	13,772
Accounts payable	1,036,843	(1,498,530)
Due to related parties	(38,694)	2,282
Other non-current liabilities	(43,558)	-
Accrued expenses and other liabilities	(968,172)	28,596
Net cash used in operating activities	$(1,369,296)	$(8,850,162)

Cash flows from investing activities:
Purchase of property and equipment	(25,145)	(24,437)
Net cash used in investing activities	$(25,145)	$(24,437)

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(50,000)	(550,000)
Payment of license liabilities	-	(262,500)
Issuance of common stock from stock purchase commitment agreement	-	644,750
Issuance of common stock from registered direct offerings	-	10,404,784
Net cash (used in) provided by financing activities	$(50,000)	$10,237,034

Effect of exchange rate changes on cash and cash equivalents	298,669	(375,188)

Net (decrease) increase in cash and cash equivalents	(1,145,772)	987,247

Total cash and cash equivalents at beginning of the period	$1,675,210	$979,306

Total cash and cash equivalents at the end of the period	$529,438	$1,966,553

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$17,070	$399,231

Non-cash investing and financing activities:
Shares issued to Driven Lifestyle Group LLC for extinguishment of related party loan	$-	$3,948,566
Extinguishment of Driven Lifestyle Group LLC related party loan for Class A shares	$-	$(3,948,566)
Issuance of warrants in connection with registered direct offerings	$-	$54,597

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had net income of $0.4 million and negative cash flows from operations of $1.4 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $86.4 million and cash and cash equivalents of $0.5 million, which increased to $1.3 million as of July 31, 2024. The increase in cash and cash equivalents was primarily due to $0.9 million in net proceeds received from a registered direct offering transaction that closed on July 29, 2024. During the three months ended June 30, 2024, the Company settled its outstanding licensing liabilities with INDYCAR LLC and BARC (TOCA) LIMITED for $0.4 million and $0.2 million, respectively.

For the six months ended June 30, 2024, the Company experienced an average net cash burn from operations of approximately $0.2 million per month, and while it has taken, and continues to take measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

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

On July 29, 2024, the Company closed on a registered direct offering transaction with H.C. Wainwright & Co., LLC acting as the exclusive placement agent, which raised $1 million in gross proceeds. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

The Company continues to explore additional funding in the form of potential Capital Financing and on March 31, 2023 entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate gross offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. At the time the Company filed an initial prospectus supplement in connection with the offering of its shares of Class A common stock pursuant to the ED Agreement, the aggregate market value of the shares of Class A common stock eligible for sale under the initial prospectus supplement was approximately $2.9 million, which was based on the limitations of such offerings under SEC Regulations. No sales were made pursuant to the ED Agreement during the quarter ended June 30, 2024. On July 26, 2024, the Company filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to the Company’s present liquidity position and required future funding requirements, even if the Company filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via its ATM program, such proceeds would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via its ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

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

If any such additional strategic alternative is executed, it is expected it would help to improve the Company’s working capital position and reduce overhead expenditures, thereby lowering the Company’s expected future cash-burn, and providing some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more additional strategic alternatives, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of its business and operations. There are no assurances that the Company will be successful in implementing any additional strategic plans for the sale or licensing of its assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

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

There can be no assurance that the Company would be able to take any of the financing actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions, loans not being available from third parties, or that the transactions may not be permitted under the terms of the Company’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its capital requirements if the actions that the Company is able to consummate do not generate a sufficient amount of additional capital.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024. The Company’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2023 and 2022 and for the years then ended which are included in the 2023 Form 10-K.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these unaudited condensed consolidated financial statements. These reclassifications had no effect on prior periods’ net income (loss).

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. The net assets of the shared entities are attributed to the controlling and non-controlling interests based on the terms of the governing contractual arrangements. For the joint venture with Automobile Club de l’Ouest discussed in Note 9 – Commitments and Contingencies, the Company further determined the hypothetical liquidation at book value method (“HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangement. Under the HLBV Method, the Company allocates recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Correction of an Immaterial Error in Previously Issued Financial Statements

The Company has revised the presentation of net loss attributable to the non-controlling interest in the joint venture with Automobile Club de l’Ouest discussed in Note 9 – Commitments and Contingencies, to correct an immaterial error in the presentation of related the non-controlling interest. This correction increased net loss and comprehensive loss attributable to non-controlling interests, decreased net loss and comprehensive loss attributable to Motorsport Games, Inc. by $350,059 and decreased net loss per Class A common share attributable to Motorsport Games Inc. by $0.13 for the three months ended March 31, 2024. It decreased net loss and comprehensive loss attributable to non-controlling interests, increased net loss and comprehensive loss attributable to Motorsport Games, Inc. by $216,019 and increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.08 for the three months ended March 31, 2023. This correction decreased net loss and comprehensive loss attributable to non-controlling interests, increased net loss and comprehensive loss attributable to Motorsport Games, Inc. by $41,065 and increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.02 for the three months ended June 30, 2023. This correction also decreased net loss and comprehensive loss attributable to non-controlling interests, increased net loss and comprehensive loss attributable to Motorsport Games, Inc. by $257,084 and increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.11 for the six months ended June 30, 2023. Furthermore, this correction decreased stockholders’ deficit attributable to non-controlling interests and decreased stockholders’ equity attributable to Motorsport Games Inc. by $411,535 as of December 31, 2023.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there will be no effects of this standard on the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis with retrospective application permitted. As the guidance requires only additional disclosure, there will be no effects of this standard on the Company’s financial position, results of operations or cash flows.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million and $0.4 million for each of the six months ended June 30, 2024 and 2023, respectively.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of options and warrants, if not anti-dilutive.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2024	2023
Stock options	97,919	69,992
Warrants	33,574	33,574
	131,493	103,566

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – INTANGIBLE ASSETS

In October 2023, the Company sold its NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC (“iRacing”). As consideration for such sale and assignment of the NASCAR License and all rights related thereto (the “Assignment”), iRacing paid the Company $5.0 million at closing of the transactions contemplated by the Assignment. In addition, iRacing is obligated under the Assignment to pay the Company an additional (i) $0.5 million payable on the date that is 6 months following such closing, which was paid by iRacing in April 2024 and (ii) $0.5 million on the earlier of such date when all NASCAR games have been removed by the Company from the websites, smart phone applications or other digital portal engaging in sales or providing access to the NASCAR games, including without limitation Xbox, PlayStation and Switch and all other domain names, web addresses and websites used by the Company in the its business (collectively, the “Business Platforms”), or December 31, 2024, provided that all NASCAR games have been removed by the Company from the Business Platforms, and in any event, no earlier than such date that is one year following the closing of the Assignment.

Intangible Assets

The following is a summary of intangible assets as of June 30, 2024:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non- Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2024	$906,166	$1,495,515	$8,115,937	$560,000	$223,194	$180,266	$(5,685,271)	$5,795,807
Amortization expense	-	-	-	-	-	-	(1,050,555)	(1,050,555)
Foreign currency translation adjustments	-	22,746	36,392	-	(12,270)	(3,512)	9,403	52,759
Balance as of June 30, 2024	$906,166	$1,518,261	$8,152,329	$560,000	$210,924	$176,754	$(6,726,423)	$4,798,011

Weighted average remaining amortization period at June 30, 2024	0.5	-	3.0	-		--	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non- Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2024	$298,538	$4,646,467	$560,000	$180,266	$5,685,271
Amortization expense	303,000	747,555	-	-	1,050,555
Foreign currency translation adjustment	-	(5,891)	-	(3,512)	(9,403)
Balance as of June 30, 2024	$601,538	$5,388,131	$560,000	$176,754	$6,726,423

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,	Total
2024 (remaining period)	$1,026,929
2025	881,876
2026	880,247
2027	121,306
2028	52,702
Thereafter	105,766
$3,068,826

Amortization expense related to intangible assets was approximately $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and amortization expense related to intangible assets was approximately $1.1 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued royalties	$192,416	$217,868
Accrued professional and consulting fees	268,358	110,008
Accrued development costs	33,713	32,214
Accrued taxes	100,973	40,000
Accrued payroll	160,946	500,522
Deferred revenue	280,302	270,845
Loss contingency reserves	293,842	545,920
Accrued other	66,808	173,938
Total	$1,397,358	$1,891,315

NOTE 5 – RELATED PARTY LOANS

The Company has a $12 million line of credit with an affiliated entity, Driven Lifestyle (the “$12 million Line of Credit”), which bears interest at an annual rate of 10%, the availability of which is dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event the Company consummates certain corporate events, such as a capital reorganization. The Company may repay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2024, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of June 30, 2024 and December 31, 2023, there was no balance due to Driven Lifestyle under the $12 million Line of Credit.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of June 30, 2024 and December 31, 2023. Specifically, the Company owed approximately $0.1 million to its related parties as a related party payable as of June 30, 2024 and December 31, 2023. During each of the six months ended June 30, 2024 and 2023, approximately $1.0 million was paid to related parties in settlement of related party payables. The Company’s corporate headquarters, located in Miami, Florida and consisting of approximately 2,000 square feet of office space, are owned by Driven Lifestyle and are used rent-free by the Company.

On May 3, 2024 (but effective as of October 1, 2023), the Company entered into a new lease agreement with Lemon City Group, LLC, an entity controlled by Driven Lifestyle, for approximately 800 square feet of storage space located in Miami, Florida. The term of the lease is nine months, with a commencement date of October 1, 2023, consistent with the Company’s initial date of occupancy, and expiring on June 30, 2024, terminable with a 60-day written notice with no penalty. The base rent from the lease commencement date through June 30, 2024 is fixed at approximately $1,800 per month. The Company extended the lease for two additional months through August 31, 2024.

Backoffice Services Agreement

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Driven Lifestyle (the “Backoffice Services Agreement”) following the expiration of the Company’s prior services agreement with Driven Lifestyle. Pursuant to the Backoffice Services Agreement, Driven Lifestyle will provide accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $17,500. For the six months ended June 30, 2024, the Company incurred $105,000 in fees in connection with the Backoffice Services Agreement, and $52,500 for the three months ended June 30, 2024, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

On August 8, 2024 (but effective as of July 1, 2024), the Company amended its Backoffice Services Agreement with Driven Lifestyle (the “Amended Backoffice Services Agreement”). Pursuant to the Amended Backoffice Services Agreement, Driven Lifestyle will provide office space, accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Amended Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Amended Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Amended Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $12,500.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of June 30, 2024, the Company had 2,722,728 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of June 30, 2024 and December 31, 2023, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of June 30, 2024, the warrants had no intrinsic value and a remaining life of 12 months.

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

As of June 30, 2024, the Wainwright Warrants were assessed to have a fair value of approximately $0.02 million and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheets.

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

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of June 30, 2024, 2,081 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company issued stock options under its MSGM 2021 Stock Plan during the six months ended June 30, 2024 and 2023. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

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

The following is a summary of stock-based compensation award activity for the six months ended June 30, 2024:

Number of Options
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2024 (net of forfeitures)	53,371
Granted	46,000
Forfeited, cancelled or expired	(1,452)
Awards outstanding under the MSGM 2021 Stock Plan as of June 30, 2024 (net of forfeitures)	97,919

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and Administrative	$9,643	$525,952	$79,374	$545,378
Sales and Marketing	125	(16,982)	1,472	222,735
Development	890	12,333	(1,997)	2,423
Stock-based compensation expense	$10,658	$521,303	$78,849	$770,536

As of June 30, 2024, there was approximately $0.1 million of unrecognized stock-based compensation expense which will be recognized over approximately 1.5 years.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed below. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. Litigation or other legal proceedings, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in the Company’s favor, is likely to divert significant resources from the Company’s core business, including distracting its management personnel from their normal responsibilities.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company agreed to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of June 30, 2024, all required payments under the settlement agreement with Continental have been made.

On October 14, 2023, the Company, along with other defendants, reached and executed a settlement agreement with Leo Capital in connection with the HC2 and Continental Complaint, which settles the claims made by Leo Capital against the defendants, as well as the claims made by the defendants against Leo Capital. Under the terms of the settlement agreement, the Company agreed to pay the sum of $0.2 million to Leo Capital. The Company paid the full $0.2 million settlement on October 16, 2023, as required by terms of the settlement agreement.

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

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,600,000 USD as of June 30, 2024) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the six months ended June 30, 2024, the Company paid royalties to Epic of approximately $15,000 under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

License Commitments

On May 29, 2020, the Company secured a licensing agreement (the “Prior BTCC License Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”). Pursuant to the Prior BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the Prior BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the Prior BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the Prior BTCC License Agreement. The termination of the Prior BTCC License Agreement was effective as of November 3, 2023. On April 12, 2024, the Company entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC for settlement of the remaining liability in connection with the Prior BTCC License. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the Prior BTCC License Agreement was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new License Agreement to use certain licensed intellectual property related to, themed as, or containing the British Touring Car Championship (the “New BTCC License Agreement). Pursuant to the BARC Settlement Agreement, the Company recognized a gain of $0.6 million which is included in gain from settlement of license liabilities on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

On April 12, 2024, the Company and BARC entered into the New BTCC License Agreement. Pursuant to the New BTCC License Agreement, BARC granted the Company a non-exclusive license to use the “British Touring Car Championship,” “BTCC” and (insofar only as this is included in the title of the British Touring Car Championship) certain title sponsor logos, the title “British Touring Car Championship,” “BTCC” and other related intellectual property rights described in the New BTCC License Agreement (collectively, the Licensed IP”) for the official Licensed IP downloadable content purchased for the rFactor 2 video game digitally sold and distributed through the Steam store (including, but not limited to purchases through Licensee’s RaceControl storefront) (the “Products”), including the Products’ development, manufacturing, marketing, publicity, advertisement, promotion, distribution, publicizing, broadcasting, streaming, making available and/or selling worldwide, continued commercial exploitation of the Products, including the right to use, modify and improve the Products developed using the Licensed IP. As consideration for the license under the New BTCC License Agreement, the Company will be obligated to pay BARC an annual royalty in the amount of 50% of Adjusted Gross Annual Sales (as defined in the New BTCC License Agreement) of official Company’s downloadable Products purchased for the rFactor 2 video game digitally sold and distributed through the Steam store during the term of the New BTCC License Agreement. The term of the New BTCC License Agreement expires on December 31, 2026. The New BTCC License Agreement further provides that, during the term of New BTCC License Agreement, the Company and BARC agree to negotiate in good faith the options for the Company to develop an official British Touring Car Championship video game and one or more esports competitions based upon the British Touring Car Championship.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On July 13, 2021, the Company entered into a license agreement with INDYCAR LLC (“INDYCAR”) pursuant to which INDYCAR granted the Company a license to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the INDYCAR SERIES (the “INDYCAR Gaming License”). The INDYCAR Gaming License was a long-term agreement, in connection with which the parties intended to form an exclusive relationship for the development of video games to be the official video games of the INDYCAR SERIES. Additionally, the Company and INDYCAR entered into a license agreement pursuant to which the Company was granted a license to use certain licensed intellectual property for motorsports and/or racing esports events related to, themed as, or containing the INDYCAR SERIES (including the rFactor 2 platform) (the “INDYCAR Esports License” and together with the INDYCAR Gaming License, the “INDYCAR Licenses”). Upon execution of the INDYCAR Gaming License, the Company recorded a liability and a related intangible asset equal to the present value of the minimum royalty payments due under the agreement. The license intangible asset was impaired during 2023 as discussed further in Note 3 – Intangible Assets in the audited consolidated financial statements for the year ended December 31, 2023, as included in the 2023 Form 10-K. On November 8, 2023, INDYCAR delivered notice to the Company terminating the INDYCAR Licenses. The termination of the INDYCAR Licenses was effective as of November 8, 2023. The notice also demanded, among other things, certain liquidated damages in accordance with the INDYCAR license agreements amounting to approximately $2.9 million related to certain minimum payments due under such license agreements.

On May 17, 2024, the Company entered into a Settlement Agreement and License with INDYCAR (“the INDYCAR Agreement”). The INDYCAR Agreement resolved any and all disputes between the Company and INDYCAR with respect to the termination of (i) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related gaming products (the “IndyCar Products License”) and (ii) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related esports events (the “IndyCar Events License,” together with the IndyCar Products License, the “Prior License Agreements”). Pursuant to the INDYCAR Agreement, subject to the satisfaction of the conditions to the effectiveness of the Agreement (as described below), the Company and INDYCAR agreed that the Company’s liabilities under the Prior License Agreements, including any and all royalties and/or any other sums or liabilities of any kind whatsoever were forgiven by INDYCAR and discharged in their entirety in consideration of the Company’s payment to INDYCAR of $250,000 on the date of the Agreement and $150,000 within 30 days following the date of execution of the Agreement. The Agreement became effective upon satisfaction of (i) the Company’s payment to INDYCAR of $250,000 on the date of the Agreement and (ii) the Company’s payment of $150,000 to INDYCAR within 30 days following the date of execution of the Agreement. Both $250,000 and $150,000 were paid to INDYCAR by the Company in May 2024. Pursuant to the INDYCAR Agreement, the Company recognized a gain of $2.5 million which is included in gain from settlement of license liabilities on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

Further, as of the effective date of the INDYCAR Agreement, the Company granted to INDYCAR a royalty-free, perpetual, irrevocable, exclusive, transferable, and sublicensable, right and license throughout the world (the “License”) to use the licensed intellectual property described in the Agreement (the “Licensed Intellectual Property”) for the purpose of developing, marketing, distributing and selling esports series and esports events related to, themed as, or containing the INDYCAR SERIES racing series and/or motorsports and/or racing (including without limitation simulation style) video gaming products related to, themed as or containing the INDYCAR SERIES racing series, on current and future versions of consoles, PCs, smart TVs, mobile applications, gaming subscription services, cloud gaming, cloud streaming, handheld products and other new generation formats. In addition, the Company agreed to provide INDYCAR from the effective date of the Agreement to December 31, 2024, upon request by INDYCAR, with up to 50 hours free-of-charge consulting services to facilitate the transition of the INDYCAR series game development using the Licensed Intellectual Property to the software developer of INDYCAR’s choice.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Purchase Commitment Liabilities

On April 20, 2021, the Company acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of (i) $12.8 million paid at closing and (ii) $3.2 million payable April 2022 on the first anniversary of closing, as deferred consideration (the “Deferred Payment”). On April 22, 2022 and July 21, 2022, the Company entered into certain letter agreements with the Sellers pursuant to which, among other things, the Deferred Payment installment amount due to be paid by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million to be settled in installments of: $330,000 to be paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining Deferred Payment amount is satisfied. The letter agreements also call for 15% interest on the Deferred Payment balance effective on July 19, 2022. The remaining principal balance of the Deferred Payment as of June 30, 2024 was $0.6 million with unpaid accrued interest of $0.3 million.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2024	2023	2024	2023
Customer B	23.6%	26.7%	21.2%	25.5%
Customer C	20.5%	29.8%	20.6%	28.5%
Customer D	41.2%	24.2%	47.3%	26.0%
Total	85.3%	80.7%	89.1%	80.0%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	June 30, 2024	December 31, 2023
Customer B	28.7%	32.1%
Customer C	31.1%	34.3%
Customer D	30.8%	22.3%
Total	90.6%	88.7%

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
Supplier	2024		2023	2024		2023
Supplier A	*	%	66.5%	*	%	41.8%

*	Less than 10%.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the six months ended June 30, 2024 and 2023 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Gaming	$1,881,653	$1,739,096	$4,910,689	$3,178,313
Esports	-	34	-	290,172
Total Revenues	$1,881,653	$1,739,130	$4,910,689	$3,468,485

Cost of Revenues:
Gaming	$771,647	$865,309	$1,438,274	$1,740,148
Esports	-	858	-	374,755
Total Cost of Revenues	$771,647	$866,167	$1,438,274	$2,114,903

Gross Profit (Loss):
Gaming	$1,110,006	$873,787	$3,472,415	$1,438,165
Esports	-	(824)	-	(84,583)
Total Gross Profit	$1,110,006	$872,963	$3,472,415	$1,353,582

Income (Loss) From Operations:
Gaming	$2,091,424	$(8,547,640)	$967,877	$(13,536,916)
Esports	(32,676)	(54,104)	(124,453)	(360,120)
Total Income (Loss) From Operations	$2,058,748	$(8,601,744)	$843,424	$(13,897,036)

Depreciation and Amortization:
Gaming	$51,010	$92,497	$112,308	$177,615
Esports	12,128	12,357	24,554	24,593
Total Depreciation and Amortization	$63,138	$104,854	$136,862	$202,208

Interest Expense, net:
Gaming	$(29,166)	$(244,750)	$(60,048)	$(443,870)
Esports	(580)	-	(580)	-
Total Interest Expense, net	$(29,746)	$(244,750)	$(60,628)	$(443,870)

Other Income (Expense), net:
Gaming	$89,725	$652,701	$(319,439)	$904,848
Esports	(31,244)	(7,089)	(59,272)	(24,016)
Total Other Income (Expense), net	$58,481	$645,612	$(378,711)	$880,832

Net Income (Loss):
Gaming	$2,120,740	$(8,139,689)	$529,171	$(13,075,938)
Esports	(33,257)	(61,193)	(125,086)	(384,136)
Total Net Income (Loss)	$2,087,483	$(8,200,882)	$404,085	$(13,460,074)

	June 30, 2024	December 31, 2023
Total Assets:
Gaming	$5,653,460	$7,892,388
Esports	1,554,951	1,866,316
Total Assets	$7,208,411	$9,758,704

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements.

On July 26, 2024, the Company entered into definitive agreements for the sale and issuance of 460,830 shares of Class A common stock (or pre-funded warrants in lieu thereof) of the Company at an offering price of $2.17 per share (or per pre-funded warrant in lieu thereof), in a registered direct offering priced at-the-market under NASDAQ rules. In a concurrent private placement, the Company issued unregistered Series A warrants to purchase up to 460,830 shares of Class A common stock and unregistered Series B warrants to purchase up to 460,830 shares of Class A common stock, each will be exercisable on the effective date of stockholder approval of the issuance of the shares upon exercise of the unregistered common warrants (the “Stockholder Approval”), at an exercise price of $2.17 per share. The Series A warrants will expire five and one-half years following the Stockholder Approval and the Series B warrants will expire 18 months following the Stockholder Approval. The closing of the offering occurred on July 29, 2024, subject to the satisfaction of customary closing conditions. H.C. Wainwright & Co. acted as the exclusive placement agent for the offering. The gross proceeds to the Company from this offering was approximately $1.0 million, before deducting the placement agent’s fees and other offering expenses. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

On August 8, 2024 (but effective as of July 1, 2024), the Company amended its Backoffice Services Agreement with Driven Lifestyle (the “Amended Backoffice Services Agreement”). Pursuant to the Amended Backoffice Services Agreement, Driven Lifestyle will provide office space, accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Amended Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Amended Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Amended Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $12,500.

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

On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC. Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). For the three months ended June 30, 2024 and 2023, 55.0% and 77.7% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

On June 3, 2024, NASDAQ notified us that based on our Current Report on Form 8-K filed on May 23, 2024, NASDAQ’s staff has determined that we comply with the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1).

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

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
rFactor 2 Q3 2022 Content Update	August 8, 2022, available on PC
NASCAR 21: Ignition 2022 Season Expansion*	October 6, 2022, available on PC and next generation consoles
NASCAR Rivals*	October 14, 2022, available on Nintendo Switch
rFactor 2 Q4 2022 Content Update	November 7, 2022, available on PC
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC
NASCAR Heat 5 – Next Gen Car Update*	June 23, 2023, available on PC and consoles
rFactor 2: Race Control multiplayer	October 5, 2023, available on PC
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC

*	Pursuant to the NASCAR New Limited License, we have a limited non-exclusive right and license to, among other things, sell these NASCAR games and DLCs through December 31, 2024.

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

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 88.4% and 84.2% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the sale of products for Microsoft Windows via Steam comprised approximately 48.1% and 23.4% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 1.8% and 5.2% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For each of the six months ended June 30, 2024, and 2023, approximately 88.4% and 84.2% of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses, which historically has been primarily attributable to our NASCAR License prior to its sale and certain other third parties relating to our NASCAR and Le Mans Ultimate racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Furthermore, cost of revenues for our Gaming segment includes costs associated with our outsourced code and content development services. Cost of revenues for our esports segment consists primarily of the cost of event staffing and event production.

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

Results of Operations

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

In this section, references to 2024 refer to the three months ended June 30, 2024 and references to 2023 refer to the three months ended June 30, 2023.

Revenues

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Revenues:
Gaming	$1,881,653	$1,739,096	$142,557	8.2%
Esports	-	34	(34)	(100.0)%
Total Revenues	$1,881,653	$1,739,130	$142,523	8.2%

Consolidated revenues were $1.9 million and $1.7 million for 2024 and 2023, respectively, an increase of $0.2 million, or 8.2%, when compared to the prior period.

Gaming segment revenues represented 100% and 99.9% of our total 2024 and 2023 revenues, respectively, increasing by $0.1 million, or 8.2%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to higher digital game sales from the release of Le Mans Ultimate on PC in February 2024.

Esports segment revenues represented 0% and 0.1% of our total 2024 and 2023 revenues, respectively, with no significant change, when compared to the prior period. We did not organize a Le Mans Virtual Series (“LMVS”) event in Q2 2024 or Q2 2023, resulting in no earned sponsorship or events revenue in 2024 and 2023.

Cost of Revenues

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Cost of revenues:
Gaming	$771,647	$865,309	$(93,662)	(10.8)%
Esports	-	858	(858)	(100.0)%
Total Cost of Revenues	$771,647	$866,167	$(94,520)	(10.9)%

Consolidated cost of revenues was $0.8 million and $0.9 million for 2024 and 2023, respectively, a decrease of $0.1 million, or 10.9%, when compared to the prior period.

Gaming segment cost of revenues represented 100% and 99.9% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.1 million, or 10.8%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.1 million reduction in royalty payments, mainly related to our NASCAR titles as a direct result of lower game sales for the franchise compared to the prior period.

Esports segment cost of revenues represented 0% and 0.1% of our total 2024 and 2023 cost of revenues, respectively, with no significant change, when compared to the prior period.

Gross Profit

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Gross Profit (Loss)
Gaming	$1,110,006	$873,787	$236,219	27.0%
Esports	-	(824)	824	(100.0)%
Total Gross Profit	$1,110,006	$872,963	$237,043	27.2%

	For the Three Months Ended June 30,
	2024	2023

Gaming - Gross Profit Margin	59.0%	50.2%
Esports - Gross Profit (Loss) Margin	-	(100.0)%
Total Gross Profit Margin	59.0%	50.2%

Consolidated gross profit was $1.1 million and $0.9 million for 2024 and 2023, respectively, an increase of $0.2 million, or 27.2%, when compared to the prior period. Gross profit margin was 59.0% in 2024, compared to 50.2% in 2023.

Gaming segment gross profit was $1.1 million for 2024, compared to $0.9 million for 2023, representing a gross profit margin of 59.0% for 2024 and 50.2% for 2023. The increase in our Gaming segment gross profit of $0.2 million, and corresponding increase in gross profit margin, was primarily due to higher gaming revenues, particularly related to increased digital game revenues as a result of the release of Le Mans Ultimate on PC in February 2024. The increase in gross profit for the Gaming segment was also attributable to lower cost of revenues due to decreased royalty payments resulting from the decrease in NASCAR game sales compared to the prior period.

Esports segment gross profit was negligible in 2024 and 2023. As discussed above, we did not organize LMVS events in Q2 2024 or Q2 2023.

Operating Expenses

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Operating Expenses:
Sales and marketing	$205,549	$434,788	$(229,239)	(52.7)%
Development	868,745	1,787,768	(919,023)	(51.4)%
Impairment of intangible assets	-	4,004,627	(4,004,627)	(100.0)%
General and administrative	1,411,826	3,154,233	(1,742,407)	(55.2)%
Depreciation and amortization	63,138	104,854	(41,716)	(39.8)%
Total Operating Expenses	$2,549,258	$9,486,270	$(6,937,012)	(73.1)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.2 million and $0.4 million for 2024 and 2023, respectively, representing a $0.2 million, or 52.7%, decrease when compared to the prior period. The reduction in sales and marketing expenses was primarily driven by a $0.2 million reduction in payroll and employee-related expense as a result of lower headcount, when compared to the prior period.

Development

Development expenses were $0.9 million and $1.8 million for 2024 and 2023, respectively, representing a $0.9 million, or 51.4%, decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.2 million decrease in external development services, as well as a $0.7 million decrease in payroll as a result of lower headcount, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $1.4 million and $3.2 million for 2024 and 2023, respectively, a decrease of $1.7 million, or 55.2%, when compared to the prior period. The reduction in G&A expenses was primarily driven by a $1.4 million decrease in payroll and employee-related expenses following certain headcount reductions, compared to the prior period, and a $0.1 million reductions in each of office expenses, insurance costs and legal & professional fees.

Depreciation and Amortization

Depreciation and amortization expenses for 2024 and 2023 presented no significant changes to the depreciation of capital assets.

Gain from Settlement of License Liabilities

Gain from settlement of license liabilities of $3.2 million for 2024 is primarily comprised of a $2.5 million gain stemming from a Settlement and License Agreement with INDYCAR LLC executed on May 17, 2024 and a gain of $0.6 million related to the Settlement Agreement with BARC (TOCA) LIMITED, the exclusive promoter of the British Touring Car Championship on April 12, 2024.

Other Operating Income

Other operating income of $0.3 million for 2024 entirely relates to the gain from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024.

Interest Expense

Interest expense was approximately $0.03 million for 2024 compared to $0.2 million in 2023, primarily from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other Income, net

Other income, net was $0.1 million for 2024, compared to other income, net of $0.7 million in 2023, a decrease of $0.6 million compared to the prior period. Other income, net of $0.1 million for 2024 was primarily comprised of miscellaneous income arising from foreign currency gains incurred remeasuring transactions denominated in a currency other than U.S. dollars and rental income.

Other Comprehensive Loss

Other comprehensive loss was $0.1 million for 2024 compared to $0.2 million in 2023. The $0.1 million decrease was primarily due to activity in our U.K. and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Net Income (Loss) Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was $0.3 million in 2024 compared to net income of $0.01 million for 2023. The increase was attributed to an increase in net losses in the Le Mans Esports Series Ltd joint venture.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.

Revenue

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Revenues:
Gaming	$4,910,689	$3,178,313	$1,732,376	54.5%
Esports	-	290,172	(290,172)	(100.0)%
Total Revenues	$4,910,689	$3,468,485	$1,442,204	41.6%

Consolidated revenues were $4.9 million and $3.5 million for 2024 and 2023, respectively, an increase of $1.4 million, or 41.6%, when compared to the prior period.

Gaming segment revenues represented 100.0% and 91.6% of total 2024 and 2023 revenues, respectively, increasing by $1.7 million, or 54.5%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to $1.7 million in higher digital game sales due to the release of Le Mans Ultimate on PC in February 2024.

Esports segment revenues represented 0.0% and 8.4% of our total 2024 and 2023 revenues, respectively, decreasing by $0.3 million, or (100.0)%, when compared to the prior period. The decrease in Esports segment revenue was due to us not organizing a LMVS event in 2024, resulting in no earned sponsorship or events revenue in 2024.

Cost of Revenues

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Cost of Revenues:
Gaming	$1,438,274	$1,740,148	$(301,874)	(17.3)%
Esports	-	374,755	(374,755)	(100.0)%
Total Cost of Revenues	$1,438,274	$2,114,903	$(676,629)	(32.0)%

Consolidated cost of revenues were $1.4 million and $2.1 million for 2024 and 2023, respectively, a decrease of $0.7 million, or 32.0%, when compared to the prior period.

Gaming segment cost of revenues represented 100.0% and 82.3% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.3 million, or 17.3%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.4 million reduction in royalty payments, which was partially offset by a $0.1 million increase in amortization costs.

Esports segment cost of revenues represented 0.0% and 17.7% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.4 million, or 100.0%, when compared to the prior period. As explained above, we did not organize a LMVS event in 2024.

Gross Profit

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Gross Profit (Loss):
Gaming	$3,472,415	$1,438,165	$2,034,250	141.4%
Esports	-	(84,583)	84,583	(100.0)%
Total Gross Profit	$3,472,415	$1,353,582	$2,118,833	156.5%

	For the Six Months Ended June 30,
	2024	2023

Gaming - Gross Profit Margin	70.7%	45.2%
Esports - Gross Profit (Loss) Margin	-	(29.1)%
Total Gross Profit Margin	70.7%	39.0%

Consolidated gross profit was $3.5 million and $1.4 million for 2024 and 2023, respectively, an increase of $2.1 million, or 156.5%, when compared to the prior period. Gross profit margin was 70.7% in 2024, compared to 39.0% in 2023.

Gaming segment gross profit was $3.5 million for 2024, compared to $1.4 million for 2023, representing a gross profit margin of 70.7% for 2024 and 45.2% for 2023. The increase in our Gaming segment gross profit of $2.0 million, and corresponding increase in gross profit margin, was primarily due to higher gaming revenues, particularly related to increased digital game revenues as a result of the release of Le Mans Ultimate on PC in February 2024. The increase in gross profit for the Gaming segment was also attributable to lower cost of revenues due to decreased royalty payments resulting from the decrease in NASCAR game sales compared to the prior period..

Esports segment gross profit was $0.0 million for 2024, compared to a loss of $0.1 million for 2023, representing a gross profit margin of 0.0% and a loss of 29.1% for 2024 and 2023, respectively.

Operating Expenses

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Operating Expenses:
Sales and marketing	$455,935	$1,053,198	$(597,263)	(56.7)%
Development	1,932,102	4,184,902	(2,252,800)	(53.8)%
General and administrative	3,602,092	5,933,343	(2,331,251)	(39.3)%
Impairment of intangible assets	-	4,004,627	(4,004,627)	(100.0)%
Depreciation and amortization	136,862	202,208	(65,346)	(32.3)%
Total Operating Expenses	$6,126,991	$15,378,278	$(9,251,287)	(60.2)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.5 million and $1.1 million for 2024 and 2023, respectively, representing a $0.6 million, or 56.7% decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $0.6 million reduction in payroll and employee-related expenses as a result of lower headcount, when compared to the prior period.

Development

Development expenses were $1.9 million and $4.2 million for 2024 and 2023, respectively, representing a $2.3 million, or 53.8%, decrease when compared to the prior period. The reduction in development expense was primarily driven by a $2.4 million reduction in payroll and employee related expenses expense as a result of lower headcount when compared to the prior period, partially offset by a $0.1 million increase in software and hosting fees incurred to support our ongoing development efforts.

General and Administrative

G&A expenses were $3.6 million and $5.9 million for 2024 and 2023, respectively, a decrease of $2.3 million, or 39.3%, when compared to the prior period. The reduction in G&A expense was primarily driven by a $1.5 million reduction in payroll and employee-related expenses, including travel expenses, due to lower headcount period over period, a $0.4 million reduction in insurance costs and a $0.6 million reduction in stock compensation costs. This was partially offset by a $0.2 million increase in litigation fees.

Impairment of Intangible Assets

Impairment of finite-lived intangible assets was $0.0 million and $4.0 million in 2024 and 2023, respectively. The trigger for the impairment in 2023 was our decision to explore strategic alternatives and potential options for our business, resulting in a probable likelihood of the sale of certain licensing rights that would result in our inability to comply with the terms of a licensing agreement by the end of the year and the resulting reduction in expected future revenues.

Depreciation and Amortization

Depreciation and amortization expenses for 2024 and 2023 presented no significant changes to the depreciation of capital assets.

Gain from Settlement of License Liabilities

Gain from settlement of license liabilities of $3.2 million for 2024 is primarily comprised of a $2.5 million gain stemming from a Settlement and License Agreement with INDYCAR LLC executed on May 17, 2024 and a gain of $0.6 million related to the Settlement Agreement with BARC (TOCA) LIMITED, the exclusive promoter of the British Touring Car Championship on April 12, 2024.

Other Operating Income

Other operating income was $0.3 million for 2024, compared to $0.1 million for 2023, an increase of $0.2 million compared to the prior period. Other operating income of $0.3 million for 2024 relates to the gain from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024.

Interest Expense

Interest expense was $0.1 million and 0.4 million for 2024 and 2023 primarily from non-cash interest accretion of our INDYCAR and BTCC license liabilities, which were both fully settled in Q2 2024.

Other Income (Loss), net

Other income (loss), net was $(0.4) million for 2024, compared to $0.9 million for 2023, a decrease of $1.3 million compared to the prior period. Other loss, net of $0.4 million for 2024 was primarily comprised of $0.5 million in miscellaneous losses arising from foreign currency gains incurred remeasuring transactions denominated in a currency other than U.S. dollars, offset by $0.1 million in rental income.

Other Comprehensive Gain (Loss)

Other comprehensive gain was $0.5 million for 2024, compared to other comprehensive loss of $0.3 million in 2023. The $0.8 million increase in other comprehensive loss was primarily due to activity in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Income (Loss) Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was $0.7 million for 2024 compared to net income of $0.1 million in 2023. The variance was attributed to an increase in net losses in the Le Mans Esports Series Ltd joint venture.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, a measure used by management to assess our operating performance, is defined as EBITDA, which is net income (loss) plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) acquisition-related expenses; (ii) gain from settlement of license liabilities (iii) impairment of intangible assets; and (iv) stock-based compensation expenses.

Adjusted EBITDA (the “Non-GAAP Measure”) is not a financial measure defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Reconciliations of the Non-GAAP Measure to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with U.S. GAAP, are presented in the tables below. We use the Non-GAAP Measure to manage our business and evaluate our financial performance, as Adjusted EBITDA eliminates items that affect comparability between periods that we believe are not representative of our core ongoing operating business. Additionally, we believe that using the Non-GAAP Measure is useful to our investors because it enhances investors’ understanding and assessment of our normalized operating performance and facilitates comparisons to prior periods and our competitors’ results (who may define Adjusted EBITDA differently).

The Non-GAAP Measure is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue, income/loss from operations, net (loss) income, or cash flows from operations or as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. Additionally, the Non-GAAP Measure is not intended to be a measure of free cash flows available for our discretionary use, as it does not consider certain cash requirements, such as interest payments, tax payments, working capital requirements and debt service requirements. The Non-GAAP Measure has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for our results as reported under U.S. GAAP. Management compensates for the limitations of using the Non-GAAP Measure by using it to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than would be presented by using only measures in accordance with U.S. GAAP. Because not all companies use identical calculations, the Non-GAAP Measure may not be comparable to other similarly titled measures of other companies.

The following table provides a reconciliation from net loss to Adjusted EBITDA for the respective periods presented:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net income (loss)	$2,087,483	$(8,200,882)
Interest expense, net	29,746	244,750
Depreciation and amortization (1)	587,160	508,874
EBITDA	2,704,389	(7,447,258)
Acquisition-related expenses	336,172	231,607
Gain from settlement of license liabilities	(3,248,000)	-
Impairment of intangible assets	-	4,004,627
Stock-based compensation	10,658	521,303
Adjusted EBITDA	$(196,781)	$(2,689,721)

(1)	Includes $522,830 and $403,969 of amortization expenses included in cost of revenues for the three months ended June 30, 2024 and 2023, respectively.

The following table provides a reconciliation from net loss to Adjusted EBITDA for the respective periods presented:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net income (loss)	$404,085	$(13,460,074)
Interest expense, net	60,628	443,870
Depreciation and amortization (1)	1,189,106	1,011,231
EBITDA	1,653,819	(12,004,973)
Acquisition-related expenses	961,105	285,357
Gain from settlement of license liabilities	(3,248,000)	-
Impairment of intangible assets	-	4,004,627
Stock-based compensation	78,849	770,536
Adjusted EBITDA	$(554,227)	$(6,944,453)

(1)	Includes $1,052,244 and $809,353 of amortization expenses included in cost of revenues for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity

We have historically financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit (as defined below) and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$529,438	$1,675,210
Working capital (deficiency)	$(1,952,516)	$(4,074,346)

For the six months ended June 30, 2024, we had net income of $0.4 million and negative cash flows from operations of 1.4 million. As of June 30, 2024, we had an accumulated deficit of $86.4 million and cash and cash equivalents of $0.5 million, which increased to $1.3 million as of July 31, 2024. The increase in cash and cash equivalents was primarily due to $0.9 million in net proceeds received from a registered direct offering transaction that closed on July 29, 2024.

For the six months ended June 30, 2024, we experienced an average net cash burn from operations of approximately $0.2 million per month, and while we have taken measures to reduce our costs, we expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. Based on our cash and cash equivalents position and our average cash burn, we do not believe we have sufficient cash on hand to fund our operations over the next year and that additional funding will be required in order to continue operations.

Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, we continue to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of our assets in addition to the recent sales of our NASCAR License and Traxion; and iii) cost reduction and restructuring initiatives, each of which is described more fully below.

We continue to explore additional funding in the form of potential Capital Financing and in March 2023 entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. During the three and six month ended June 30, 2024, we did not sell any shares of Class A common stock pursuant to the terms of the ED Agreement. At the time we filed an initial prospectus supplement in connection with the offering of our shares of Class A common stock pursuant to the ED Agreement, the aggregate market value of the shares of Class A common stock eligible for sale under the initial prospectus supplement was approximately $2.9 million, which was based on the limitations of such offerings under SEC Regulations. No sales were made pursuant to the ED Agreement during the quarter ended June 30, 2024. On July 26, 2024, we filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to our present liquidity position and required future funding requirements, even if we filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via its ATM program, such proceeds would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options we are exploring. Further, there can be no assurance we will be able to obtain funds via our ATM program, should we choose to sell shares under the ED Agreement, nor can there be any other assurance that we can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy our future needed liquidity and capital resources.

Due to the continuing uncertainty surrounding our ability to raise funding in the form of potential Capital Financing, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets in addition to the recent sales of our NASCAR License and Traxion. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

As we continue to address our liquidity constraints, we may need to make further adjustments to our product roadmap in order to reduce operating cash burn. Additionally, we continue to seek to improve our liquidity through maintaining and enhancing cost control initiatives. We plan to continue evaluating the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position, as well as create a healthy and sustainable company from which to operate.

If we are unable to satisfy our capital requirements, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional loans from third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms; and/or
●	significantly curtailing or discontinuing operations or dissolving and liquidating our assets under the bankruptcy laws or otherwise.

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

Even if we do secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of our products due to the disposition of key assets, such as the sale of our NASCAR License, further changes our product roadmap and/or our inability to deliver new products for our various other licenses; less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from our existing or new products or from our advertising and/or marketing plans; or if our expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity position may continue to be insufficient to satisfy our future capital requirements. If we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements to this Report are issued. The factors described above, in particular the lack of available cash on hand to fund operations over the next year, have raised substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $1.4 million and $8.9 million, respectively. The net cash used in operating activities for the six months ended June 30, 2024 was primarily a result of cash used to generate net income of $0.4 million, adjusted for net non-cash adjustments of $2.0 million and $0.2 million of cash provided by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2023 was primarily a result of cash used to fund a net loss of $13.5 million, adjusted for net non-cash adjustments of $6.0 million and $1.4 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was approximately $0.03 million, which was attributable to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $0.05 million, which was related to the repayment of purchase commitment liabilities. Net cash provided by financing activities during the six months ended June 30, 2023 was $10.2 million. Cash flows provided by financing activities for the six months ended June 30, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under the Alumni Purchase Agreement (as defined in Note 7 - Stockholders’ Equity of the condensed consolidated financial statements) and $10.4 million raised in connection with shares sold in our registered direct offerings, partially offset by $0.6 million of payments for purchase commitments and $0.3 million for payments relating to license liabilities.

Promissory Note Line of Credit

On April 1, 2020, we entered into a promissory note (the “$12 million Line of Credit”) with an affiliated entity, Driven Lifestyle, that provided us with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020) at an interest rate of 10% per annum, the availability of which is dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event we consummate certain corporate events, such as a capital reorganization. We may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations” in Part I, Item 1A of the 2023 Form 10-K.

On September 8, 2022, we entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to us in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or we generate positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving us of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of our Class A common stock. See Note 5 – Related Party Loans in our condensed consolidated financial statements in this Report for further information. As of June 30, 2024, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of June 30, 2024, the $12 million Line of Credit remains in place. However, we believe that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore we do not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On February 1, 2023, we issued 183,020 shares of our Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $3.9 million (the “$3.9 million RDO”), before deducting placement agent fees and other offering expenses payable by us. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the $3.9 million RDO, pursuant to the engagement letter with us, dated as of January 9, 2023. In connection with the $3.9 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $50,000 and closing fees of $15,950. We has also issued to Wainwright warrants to purchase up to 10,981 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $3.9 million RDO, at an exercise price of $26.75 per share and will expire five years from the closing of the $3.9 million RDO.

On February 2, 2023, we issued 144,366 shares of our Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $3.4 million (the “$3.4 million RDO”), before deducting placement agent fees and other offering expenses payable by us. Wainwright acted as the exclusive placement agent for the $3.4 million RDO. In connection with the $3.4 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. We has also issued to Wainwright warrants to purchase up to 8,662 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $3.4 million RDO, at an exercise price of $29.375 per share and will expire five years from the closing of the $3.4 million RDO.

On February 3, 2023, we issued 232,188 shares of our Class A common stock in a registered direct offering priced at-market under NASDAQ rules, with a fair market value of approximately $4.0 million (the “$4.0 million RDO”), before deducting placement agent fees and other offering expenses payable by us. Wainwright acted as the exclusive placement agent for the $4.0 million RDO. In connection with the $4.0 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. We have also issued to Wainwright and its designees warrants to purchase up to 13,931 shares of Class A Common Stock, which is equal to 6.0% of the aggregate number of shares of Class A Common Stock placed in the $4.0 million RDO, at an exercise price of $21.738 per share and will expire five years from the closing of the $4.0 million RDO.

Capital Expenditures

The nature of our operations do not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of June 30, 2024.

Material Cash Requirements

Except as described below, there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Form 10-K.

On April 12, 2024, we entered into the BARC Settlement Agreement with BARC. Pursuant to the BARC Settlement Agreement, we and BARC, without admitting any liabilities, agreed that the license agreement between the parties relating to the Previous BTCC License was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) our one-time payment of $225,000 to BARC and (ii) we and BARC entering, effective as of April 12, 2024, into a new license agreement to use certain licensed intellectual property related to, themed as, or containing the BTCC. Prior to entering into the BARC Settlement Agreement, we had a total remaining liability in connection with the Previous BTCC License, inclusive of unpaid installments, of $0.9 million.

On May 17, 2024, we entered into a Settlement Agreement and License with INDYCAR (“the INDYCAR Agreement”). The INDYCAR Agreement resolved any and all disputes between us and INDYCAR with respect to the termination of (i) the License Agreement, dated July 13, 2021, by and between INDYCAR and us with respect to INDYCAR SERIES racing series related gaming products and (ii) the License Agreement, dated July 13, 2021, by and between INDYCAR and us with respect to INDYCAR SERIES racing series related esports events. Prior to entering into the INDYCAR Agreement, we had a total remaining liability in connection with the July 13, 2021 INDYCAR License, inclusive of unpaid installments, of $2.9 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2023 Form 10-K, and that continued to exist as of June 30, 2024.

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

If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations. We have made limited progress on the remediation plans described in our 2023 Form 10-K, under Part II, Item 9A, “Controls and Procedures.” During the quarter ended June 30, 2024, we continued our evaluation and documentation of some risks and key controls forming part of the significant business processes, including internal control over financial reporting risk assessment scoping, and identification of key transaction level and entity level controls that require testing on an ongoing basis.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2023 Form 10-K are not the only risks facing the Company. There have been no material changes from these risk factors as of the date of filing of this Report.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

We had negative cash flows from operations of $1.4 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $86.4 million and cash and cash equivalents of $0.5 million. We incurred a net loss of $14.3 million and had negative cash flows from operations of $12.9 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $87.4 million and cash and cash equivalents of $1.7 million. For the year ended December 31, 2023, we experienced an average net cash burn from operations of approximately $1.1 million per month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2023 and 2022 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of his Report, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in our consolidated financial statements for additional information.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the years ended December 31, 2023 and 2022, revenues associated with our NASCAR franchise accounted for approximately 71.6% and 62.9% of our total revenue, respectively. Revenues associated with our NASCAR franchise accounted for approximately 51.6% and 67.5% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Following the sale of our NASCAR License and the execution of the NASCAR New Limited License, which allows us to sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024, we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time and to cease after December 31, 2024.

During the three months ended June 30, 2024, three customers accounted for 23.6%, 20.5% and 41.2% of our revenue and during the six months ended June 30, 2024, the same three customers accounted for 21.2%, 20.6% and 47.3% of our revenue. In addition, the same customers represented 28.7%, 31.1% and 30.8% of our accounts receivable at June 30, 2024.

A reduction in sales from or loss of these customers, in a significant amount, will have a material adverse effect on the Company’s results of operations and financial condition.

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

To regain compliance with the Stockholders’ Equity Requirement, we entered into the INDYCAR Agreement. Pursuant to the INDYCAR Agreement, our liability to INDYCAR, LLC in the amount of approximately $2.9 million was settled for $400,000, which resulted in a gain of approximately $2.5 million, which resulted in a $2.5 million increase to our stockholders’ equity. On June 3, 2024, the Nasdaq Stock Market LLC notified us that based on our disclosure of the INDYCAR Agreement in our Current Report on Form 8-K filed by us on May 23, 2024, Nasdaq’s staff has determined that we comply with the Stockholders’ Equity Requirement. If we fail to evidence compliance with the Stockholders’ Equity Requirement upon the filing of this Report, we may be subject to delisting. At that time, Nasdaq will provide written notification to us, which we may then appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

Driven Lifestyle controls a significant amount of our Class A common stock and all our Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

Driven Lifestyle currently owns all of the shares of our Class B common stock and 1,480,385 shares of our Class A common stock, which together represents a significant combined voting power of both classes of our common stock as of August 9, 2024. Our Class B common stock has ten times the voting power of our Class A common stock. As long as Driven Lifestyle continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Driven Lifestyle were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Driven Lifestyle or its affiliates relinquish beneficial ownership of any of the Driven Lifestyle Initial Class A Shares at any time, one share of Class B common stock held by Driven Lifestyle will be cancelled for each such Driven Lifestyle Initial Class A Share no longer beneficially owned by Driven Lifestyle or its affiliates. If, however, Driven Lifestyle does not dispose of its Driven Lifestyle Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

Because Driven Lifestyle’s interests may differ from ours or from those of our other stockholders, actions that Driven Lifestyle take with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders, including holders of our Class A common stock.

We could be subject to unanticipated adverse effects arising from our inability to fully repay Luminis International B.V. and Technology In Business B.V., the sellers of Studio 397 B.V. (“Studio397”), relating to our acquisition of 100% of the share capital of Studio397 in April 2021.

On April 20, 2021 we acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of a cash payment at closing and payments due at a later date. To date, we have not paid all of the payments due subsequent to the closing. Pursuant to the terms of agreements that we entered into, we are required to pay interest on the amounts owed but unpaid. The remaining balance owed as of June 30, 2024, was $0.6 million with unpaid accrued interest of $0.3 million. As security for payment of the amounts owed, we pledged stock of Studio397, the voting rights of which the seller could request to be transferred to it thirty days after such nonpayment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2024, other than as reported in our filings with the SEC.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

10.1	Settlement Agreement, dated as of April 12, 2024, between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.1	4/18/24

10.2*	License Agreement, dated as of April 12, 2024, between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.2	4/18/24

10.3	Asset Purchase Agreement, dated as of April 26, 2024, between Motorsport Games Inc. and Traxion.GG Limited	8-K	001-39868	10.1	5/1/24

10.4	Settlement Agreement, dated as of May 17, 2024 between Motorsport Games Inc. and INDYCAR, LLC	8-K	001-39868	10.1	5/23/24

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2024	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Financial Officer
(Principal Financial and Accounting Officer)

