Form 10-Q
period 2024-09-30
Motorsport Games Inc.
filed 2024-11-14
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, the registrant had 3,183,558 shares of Class A common stock and 700,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended September 30, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations over the next year based on the cash and cash equivalents available and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and further cost reduction and restructuring initiatives; our expectation that if any strategic alternative is executed, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	the sale of our NASCAR License (as defined in this Report), including our belief that our existing business model will need to be modified, our risk profile relating to our operations will be significantly altered, we may encounter difficulties or challenges in continuing operations due to the sale of the license, and that our cash flows and results of operations will likely be materially adversely impacted as we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2024/25 Le Mans Virtual Series to commence later this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

ii

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our esports segment outside of the Le Mans Virtual Series;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of our income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, adopting new accounting standards, potential acquisitions and industry trends;

●	our plans and intentions to maintain compliance with the listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including our plan to implement equity financing transactions;

iii

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of NASDAQ as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations relating to any cost reduction and restructuring initiatives, including expected savings and any restructuring charges to be incurred; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia and Middle East conflicts.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), our subsequent Quarterly Reports on Form 10-Q, as well as any amendments thereto, and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Driven Lifestyle, our other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

iv

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the COVID-19 pandemic or any other pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine and conflicts in the Middle East;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023

Assets

Current assets:
Cash and cash equivalents	$750,995	$1,675,210
Accounts receivable, net of allowances of $0 and $450,000 as of September 30, 2024 and December 31, 2023, respectively	893,893	735,839
Prepaid expenses and other current assets	712,497	1,106,848
Total Current Assets	2,357,385	3,517,897
Property and equipment, net	94,345	247,693
Operating lease right of use assets	61,990	197,307
Intangible assets, net	4,459,648	5,795,807
Total Assets	$6,973,368	$9,758,704

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,598,949	$813,659
Accrued expenses and other current liabilities	1,228,830	1,891,315
Due to related parties	13,938	77,716
Purchase commitments	896,647	4,656,538
Operating lease liabilities (current)	32,612	153,015
Total Current Liabilities	4,770,976	7,592,243
Operating lease liabilities (non-current)	25,859	45,659
Other non-current liabilities	5,622	31,098
Total Liabilities	4,802,457	7,669,000

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 and 100,000,000 shares; 3,183,558 and 2,722,728 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	315	269
Class B common stock, $0.0001 par value; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	70	70

Additional paid-in capital	92,913,054	91,923,311
Accumulated deficit	(86,340,362)	(87,441,805)
Accumulated other comprehensive loss	(2,480,038)	(1,850,216)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	4,093,039	2,631,629
Non-controlling interest	(1,922,128)	(541,925)
Total Stockholders’ Equity	2,170,911	2,089,704
Total Liabilities and Stockholders’ Equity	$6,973,368	$9,758,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,802,946	$1,693,871	$6,713,635	$5,162,356
Cost of revenues	716,723	831,479	2,154,997	2,946,382
Gross profit	1,086,223	862,392	4,558,638	2,215,974

Operating expenses:
Sales and marketing [1]	175,532	358,120	631,467	1,411,318
Development [2]	848,528	1,566,839	2,780,630	5,751,741
Impairment of intangible assets	-	-	-	4,004,627
General and administrative [3]	1,946,897	1,526,614	5,548,989	7,459,957
Depreciation and amortization	47,151	75,614	184,013	277,822
Total operating expenses	3,018,108	3,527,187	9,145,099	18,905,465
Gain from settlement of license liabilities	-	-	3,248,000	-
Other operating income	-	-	250,000	-
Loss from operations	(1,931,885)	(2,664,795)	(1,088,461)	(16,689,491)
Interest expense	(29,852)	(230,190)	(90,480)	(674,060)
Other income (expense), net	1,388,712	(639,147)	1,010,001	369,345
Net loss	(573,025)	(3,534,132)	(168,940)	(16,994,206)
Less: Net (loss) income attributable to non-controlling interest	(582,852)	29,375	(1,270,382)	98,356
Net income (loss) attributable to Motorsport Games Inc.	$9,827	$(3,563,507)	$1,101,442	$(17,092,562)

Net income (loss) attributable to Class A common stock per share:
Basic and diluted	$0.00	$(1.31)	$0.39	$(6.73)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	$3,024,366	$2,720,328	2,823,274	2,538,863

[1]	Includes related party expenses of $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $17,076 for the nine months ended September 30, 2024 and 2023, respectively.
[2]	Includes related party expenses of $0 and $15,439 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $46,361 for the nine months ended September 30, 2024 and 2023, respectively.
[3]	Includes related party expenses of $37,500 and $116,530 for the three months ended September 30, 2024 and 2023, respectively, and $188,772 and $298,190 for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(573,025)	$(3,534,132)	$(168,940)	$(16,994,206)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,129,750)	520,239	(629,822)	244,700
Comprehensive loss	(1,702,775)	(3,013,893)	(798,762)	(16,749,506)
Comprehensive loss attributable to non-controlling interests	(649,187)	16,689	(1,380,203)	47,201
Comprehensive (loss) income attributable to Motorsport Games Inc.	$(1,053,588)	$(3,030,582)	$581,441	$(16,796,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2024
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2024	2,722,728	$269	700,000	$70	$91,923,311	$(87,441,805)	$(1,850,216)	$2,631,629	$(541,925)	$2,089,704
Stock-based compensation	-	-	-	-	68,191	-	-	68,191	-	68,191
Other comprehensive gain (loss)	-	-	-	-	-	-	580,233	580,233	(62,905)	517,328
Net loss	-	-	-	-	-	(1,284,690)	-	(1,284,690)	(398,708)	(1,683,398)
Balance – March 31, 2024	2,722,728	$269	700,000	$70	$91,991,502	$(88,726,495)	$(1,269,983)	$1,995,363	$(1,003,538)	$991,825

Stock-based compensation	-	-	-	-	10,658	-	-	10,658	-	10,658
Other comprehensive gain (loss)	-	-	-	-	-	-	(80,305)	(80,305)	19,419	(60,886)
Net income (loss)	-	-	-	-	-	2,376,306	-	2,376,306	(288,823)	2,087,483
Balance – June 30, 2024	2,722,728	$269	700,000	$70	$92,002,160	$(86,350,189)	$(1,350,288)	$4,302,022	$(1,272,942)	$3,029,080
Issuance of common stock	460,830	46	-	-	884,005	-	-	884,051	-	884,051
Stock-based compensation	-	-	-	-	26,889	-	-	26,889	-	26,889
Other comprehensive loss	-	-	-	-	-	-	(1,129,750)	(1,129,750)	(66,334)	(1,196,084)
Net loss	-	-	-	-	-	9,827	-	9,827	(582,852)	(573,025)
Balance – September 30, 2024	3,183,558	$315	700,000	$70	$92,913,054	$(86,340,362)	$(2,480,038)	$4,093,039	$(1,922,128)	$2,170,911

	For the Three and Nine Months Ended September 30, 2023
								Total
								Stockholders’
	Class A		Class B		Additional		Accumulated Other	Equity Attributable	Non-	Total
	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	to Motorsport	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance - January 1, 2023	1,183,808	$117	700,000	$70	$76,446,061	$(72,978,210)	$(933,406)	$2,534,632	$(631,234)	$1,903,398
Issuance of common stock	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party debt	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	-	-	-	-	249,233	-	-	249,233	-	249,233
Other comprehensive loss	-	-	-	-	-	-	(78,588)	(78,588)	(36,318)	(114,906)
Net income (loss)	-	-	-	-	-	(5,316,966)	-	(5,316,966)	57,774	(5,259,192)
Balance - March 31, 2023	2,698,934	$269	700,000	$70	$91,215,242	$(78,295,176)	$(1,011,994)	$11,908,411	$(609,778)	$11,298,633

Stock-based compensation	21,394	-	-	-	521,303	-	-	521,303	-	521,303
Other comprehensive loss	-	-	-	-	-	-	(196,951)	(196,951)	(2,151)	(199,102)
Net income (loss)	-	-	-	-	-	(8,212,089)	-	(8,212,089)	$11,207	(8,200,882)

Balance - June 30, 2023	2,720,328	$269	700,000	$70	$91,736,545	$(86,507,265)	$(1,208,945)	$4,020,674	$(600,722)	$3,419,952
Stock-based compensation	-	-	-	-	105,524	-	-	105,524	-	105,524
Other comprehensive income (loss)	-	-	-	-	-	-	520,239	520,239	(12,686)	507,553
Net loss	-	-	-	-	-	(3,563,507)	-	(3,563,507)	$29,375	(3,534,132)
Balance - September 30, 2023	2,720,328	$269	700,000	$70	$91,842,069	$(90,070,772)	$(688,706)	$1,082,930	$(584,033)	$498,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(168,940)	$(16,994,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	-	4,004,627
Loss on disposal of property and equipment	-	7,661
Gain from settlement of license liabilities	(3,248,000)	-
Depreciation and amortization	1,755,517	1,512,630
Purchase commitment and license liability interest accretion	65,109	621,780
Stock-based compensation	105,738	876,060
Changes in the fair value of stock warrants	(25,476)	(438,148)
Sales return and price protection reserves	-	280,000
Changes in assets and liabilities:
Accounts receivable	(148,163)	822,477
Due from related parties	(25)	(190,652)
Operating lease liabilities	(4,601)	(23,694)
Prepaid expenses and other assets	411,347	83,338
Accounts payable	1,839,933	(1,046,204)
Due to related parties	(65,250)	2,884
Other non-current liabilities	(65,109)	-
Accrued expenses and other liabilities	(1,149,559)	375,436
Net cash used in operating activities	$(697,479)	$(10,106,011)

Cash flows from investing activities:
Purchase of property and equipment	(25,145)	(26,798)
Net cash used in investing activities	$(25,145)	$(26,798)

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(50,000)	(700,000)
Payment of license liabilities	-	(262,500)
Issuance of common stock from stock purchase commitment agreement	-	644,750
Issuance of common stock from registered direct offerings	884,051	10,404,784
Net cash provided by financing activities	$834,051	$10,087,034

Effect of exchange rate changes on cash and cash equivalents	(1,035,642)	248,811

Net (decrease) increase in cash and cash equivalents	(924,215)	203,036

Total cash and cash equivalents at beginning of the period	$1,675,210	$979,306

Total cash and cash equivalents at the end of the period	$750,995	$1,182,342

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$25,371	$405,690

Non-cash investing and financing activities:
Shares issued to Driven Lifestyle Group LLC for extinguishment of related party loan	$-	$3,948,566
Extinguishment of Driven Lifestyle Group LLC related party loan for Class A shares	$-	$(3,948,566)
Issuance of warrants in connection with registered direct offerings	$-	$39,852

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had a net loss of $0.2 million and negative cash flows from operations of $0.7 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $86.3 million and cash and cash equivalents of $0.8 million, which decreased to $0.5 million as of October 31, 2024.

For the nine months ended September 30, 2024, the Company experienced an average net cash burn from operations of approximately $0.1 million per month, and while it has taken, and continues to take, measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to the recent sales of its NASCAR License (as defined below) and Traxion, which was the Company’s motorsport and racing games community content platform; and iii) cost reduction and restructuring initiatives, each of which is described more fully below.

On October 3, 2024, the Company implemented additional measures to continue to bring down its year-over-year operating expense through a reduction of the Company’s workforce primarily in the United States and the United Kingdom by approximately 23 employees and contractors. The workforce reduction impacted approximately 23 individuals or 38% of the Company’s employees worldwide. The Company recorded a restructuring charge related to the workforce reduction, primarily consisting of severance and redundancy costs of approximately $0.2 million. The Company expects to recognize and pay out the majority of the restructuring charge in the fourth quarter of fiscal year 2024.

On July 29, 2024, the Company closed on a registered direct offering transaction with H.C. Wainwright & Co., LLC acting as the exclusive placement agent, which raised $1.0 million in gross proceeds before deducting the placement agent’s fees and other offering expenses. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

On March 31, 2023, the Company entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate gross offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). At the time the Company filed an initial prospectus supplement in connection with the offering of its shares of Class A common stock pursuant to the ED Agreement, the aggregate market value of the shares of Class A common stock eligible for sale under the initial prospectus supplement was approximately $2.9 million, which was based on the limitations of such offerings under SEC Regulations. No sales were made pursuant to the ED Agreement during the quarter ended September 30, 2024. On July 26, 2024, the Company filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to the Company’s present liquidity position and required future funding requirements, even if the Company filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via its ATM program, such proceeds would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via its ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024. The Company’s results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2023 and 2022 and for the years then ended which are included in the 2023 Form 10-K.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Correction of an Immaterial Error in Previously Issued Financial Statements

The Company has revised the presentation of net income (loss) attributable to the non-controlling interest in the joint venture with Automobile Club de l’Ouest discussed in Note 9 – Commitments and Contingencies, to correct an immaterial error in the presentation of related the non-controlling interest. This correction decreased net loss and comprehensive loss attributable to non-controlling interests, increased net loss and comprehensive loss attributable to Motorsport Games, Inc. by $73,468 and increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.03 for the three months ended September 30, 2023. This correction also decreased net loss and comprehensive loss attributable to non-controlling interests, increased net loss and comprehensive loss attributable to Motorsport Games, Inc. by $330,552 and increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.13 for the nine months ended September 30, 2023. Furthermore, this correction decreased stockholders’ deficit attributable to non-controlling interests and decreased stockholders’ equity attributable to Motorsport Games Inc. by $411,535 as of December 31, 2023.

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

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million and $0.4 million for each of the nine months ended September 30, 2024 and 2023, respectively.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months
	Ended September 30
	2024	2023
Stock options	97,902	25,486
Warrants	33,574	33,574
	131,476	59,060

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – INTANGIBLE ASSETS

In October 2023, the Company sold its NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC (“iRacing”). As consideration for such sale and assignment of the NASCAR License and all rights related thereto (the “Assignment”), iRacing paid the Company $5.0 million at closing of the transactions contemplated by the Assignment. In addition, iRacing is obligated under the Assignment to pay the Company an additional (i) $0.5 million payable on the date that is six months following such closing, which was paid by iRacing in April 2024 and (ii) $0.5 million on the earlier of such date when all NASCAR games have been removed by the Company from the websites, smart phone applications or other digital portal engaging in sales or providing access to the NASCAR games, including without limitation Xbox, PlayStation and Switch and all other domain names, web addresses and websites used by the Company in the its business (collectively, the “Business Platforms”), or December 31, 2024, provided that all NASCAR games have been removed by the Company from the Business Platforms, and in any event, no earlier than such date that is one year following the closing of the Assignment.

Intangible Assets

The following is a summary of intangible assets as of September 30, 2024:

	Licensing Agreements (Finite)	Licensing Agreements (Indefinite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non- Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2024	$906,166	$1,495,515	$8,115,937	$560,000	$223,194	$180,266	$(5,685,271)	$5,795,807
Amortization expense	-	-	-	-	-	-	(1,571,504)	(1,571,504)
Foreign currency translation adjustments	-	90,096	292,159	-	(4,766)	4,078	(146,222)	235,345
Balance as of September 30, 2024	$906,166	$1,585,611	$8,408,096	$560,000	$218,428	$184,344	$(7,402,997)	$4,459,648

Weighted average remaining amortization period at September 30, 2024	0.3	-	2.8	-	-	-	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non- Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2024	$298,538	$4,646,467	$560,000	$180,266	$5,685,271
Amortization expense	454,500	1,117,004	-	-	1,571,504
Foreign currency translation adjustment	-	142,145	-	4,077	146,222
Balance as of September 30, 2024	$753,038	$5,905,616	$560,000	$184,343	$7,402,997

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,	Total
2024 (remaining period)	$522,112
2025	916,468
2026	914,839
2027	126,073
2028	54,773
Thereafter	121,344
$2,655,609

Amortization expense related to intangible assets was approximately $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and amortization expense related to intangible assets was approximately $1.6 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued royalties	$156,443	$217,868
Accrued professional and consulting fees	119,778	110,008
Accrued development costs	36,833	32,214
Accrued taxes	68,533	40,000
Accrued payroll and severance	313,333	500,522
Deferred revenue	278,573	270,845
Loss contingency reserves	167,803	545,920
Accrued other	87,534	173,938
Total	$1,228,830	$1,891,315

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of September 30, 2024 and December 31, 2023, there was no balance due to Driven Lifestyle under the $12 million Line of Credit.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of September 30, 2024 and December 31, 2023. Specifically, the Company owed approximately $19,000 and $0.1 million to its related parties as a related party payable as of September 30, 2024 and December 31, 2023, respectively. During each of the nine months ended September 30, 2024 and 2023, approximately $0.2 million, respectively, was paid to related parties in settlement of related party payables. The Company’s corporate headquarters, located in Miami, Florida and consisting of approximately 2,000 square feet of office space, are owned by Driven Lifestyle.

On May 3, 2024 (but effective as of October 1, 2023), the Company entered into a new lease agreement with Lemon City Group, LLC, an entity controlled by Driven Lifestyle, for approximately 800 square feet of storage space located in Miami, Florida. The term of the lease was initially nine months, with a commencement date of October 1, 2023, consistent with the Company’s initial date of occupancy, and expiring on June 30, 2024, terminable with a 60-day written notice with no penalty. The base rent from the lease commencement date through June 30, 2024 was fixed at approximately $1,800 per month. The Company extended the lease for five additional months at the same terms through November 30, 2024.

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

For the three and nine months ended September 30, 2024, the Company incurred $37,500 and $142,500, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of September 30, 2024, the Company had 3,183,558 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of September 30, 2024 and December 31, 2023, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of September 30, 2024, the warrants had no intrinsic value and a remaining life of 12 months.

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

As of September 30, 2024, the Wainwright Warrants were assessed to have a fair value of approximately $0.01 million and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheets.

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

July 2024 Securities Purchase Agreement

On July 26, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 351,928 shares (the “Shares”) of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 108,902 shares of Class A common stock, and (iii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock (the “July 2024 Offerings”). The Company raised $1.0 million in gross proceeds from the July 2024 Offerings before deducting the placement agent’s fees and other offering expenses, which it intends to use for working capital and general corporate purposes. The Pre-Funded Warrants were exercised on August 13, 2024.

The offering price per Share and accompanying Purchase Warrants (one Series A Warrant and one Series B Warrant) was $2.17 and the offering price per Pre-Funded Warrant and accompanying Purchase Warrants (one Series A Warrant and one Series B Warrant) was $2.1699. Each Pre-Funded Warrant is exercisable immediately for one share of the Company’s Class A common stock at an exercise price of $0.0001 per share and will expire when exercised in full.

The Shares and the Pre-Funded Warrants described above (and the shares of the Company’s Class A common stock issuable upon the exercise of the Pre-Funded Warrants) were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-262462) (the “Registration Statement”), a base prospectus included in the Registration Statement at the time it originally became effective (the “Base Prospectus”), and a prospectus supplement, dated July 26, 2024 (the “Prospectus Supplement”), filed with the Securities and Exchange Commission (the “Commission”) on July 29, 2024 pursuant to Rule 424(b)(5) under the Securities Act.

The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. The Purchase Warrants and the Warrant Shares are not being registered under the Securities Act pursuant to the Registration Statement and the Prospectus Supplement. The Purchase Warrants and the Warrant Shares were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of September 30, 2024, the Purchase Warrants had not been approved by stockholders.

On July 29, 2024, the Company completed the July 2024 Offerings with H.C. Wainwright & Co., LLC acting as the exclusive placement agent for the transaction (the “Agent”). In connection with the July 2024 Offerings, the Company paid the Agent a transaction fee equal to 7.0% of the aggregate gross proceeds from the offering, non-accountable expenses and certain other closing fees.

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

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of September 30, 2024, 2,098 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company issued stock options under its MSGM 2021 Stock Plan during the nine months ended September 30, 2024 and 2023. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

On January 26, 2024, the compensation committee of the board of directors of the Company approved and authorized the grant of an option award to purchase 46,000 shares of the Company’s Class A common stock to Stephen Hood, the Chief Executive Officer and President of the Company, pursuant to the MSGM 2021 Stock Plan. 11,500 shares underlying the option award vested immediately upon grant and the remaining 34,500 shares underlying the option award will vest in three equal quarterly installments beginning on April 26, 2024. As of September 30, 2024, 34,500 shares of the Company’s Class A common stock granted to Stephen Hood on January 26, 2024, had vested.

The following is a summary of stock-based compensation award activity for the nine months ended September 30, 2024:

Number of Options
Awards outstanding under the MSGM 2021 Stock Plan as of January 1, 2024 (net of forfeitures)	53,371
Granted	46,000
Forfeited, cancelled or expired	(1,469)
Awards outstanding under the MSGM 2021 Stock Plan as of September 30, 2024 (net of forfeitures)	97,902

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and Administrative	$24,371	$86,737	$103,746	$632,116
Sales and Marketing	331	6,720	1,803	229,454
Development	2,187	12,067	189	14,490
Stock-based compensation expense	$26,889	$105,524	$105,738	$876,060

As of September 30, 2024, there was approximately $11,000 of unrecognized stock-based compensation expense which will be recognized over approximately 1 year.

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company agreed to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of September 30, 2024, all required payments under the settlement agreement with Continental have been made.

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

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,952,000 USD as of September 30, 2024) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the nine months ended September 30, 2024, the Company paid royalties to Epic of approximately $19,000 under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

License Commitments

On May 29, 2020, the Company secured a licensing agreement (the “Prior BTCC License Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”). Pursuant to the Prior BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the Prior BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the Prior BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the Prior BTCC License Agreement. The termination of the Prior BTCC License Agreement was effective as of November 3, 2023. On April 12, 2024, the Company entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC for settlement of the remaining liability in connection with the Prior BTCC License. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the Prior BTCC License Agreement was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new License Agreement to use certain licensed intellectual property related to, themed as, or containing the British Touring Car Championship (the “New BTCC License Agreement). Pursuant to the BARC Settlement Agreement, the Company recognized a gain of $0.6 million which is included in gain from settlement of license liabilities on the condensed consolidated statements of operations for the nine months ended September 30, 2024.

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

On May 17, 2024, the Company entered into a Settlement Agreement and License with INDYCAR (“the INDYCAR Agreement”). The INDYCAR Agreement resolved any and all disputes between the Company and INDYCAR with respect to the termination of (i) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related gaming products (the “IndyCar Products License”) and (ii) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related esports events (the “IndyCar Events License,” together with the IndyCar Products License, the “Prior License Agreements”). Pursuant to the INDYCAR Agreement, subject to the satisfaction of the conditions to the effectiveness of the INDYCAR Agreement, the Company and INDYCAR agreed that the Company’s liabilities under the Prior License Agreements, including any and all royalties and/or any other sums or liabilities of any kind whatsoever were forgiven by INDYCAR and discharged in their entirety in consideration of the Company’s payment to INDYCAR of $250,000 on the date of the INDYCAR Agreement and $150,000 within 30 days following the date of execution of the INDYCAR Agreement. The INDYCAR Agreement became effective upon satisfaction of (i) the Company’s payment to INDYCAR of $250,000 on the date of the INDYCAR Agreement and (ii) the Company’s payment of $150,000 to INDYCAR within 30 days following the date of execution of the INDYCAR Agreement. Both $250,000 and $150,000 were paid to INDYCAR by the Company in May 2024. Pursuant to the INDYCAR Agreement, the Company recognized a gain of $2.5 million which is included in gain from settlement of license liabilities on the condensed consolidated statements of operations for the nine months ended September 30, 2024.

Further, as of the effective date of the INDYCAR Agreement, the Company granted to INDYCAR a royalty-free, perpetual, irrevocable, exclusive, transferable, and sublicensable, right and license throughout the world (the “License”) to use the licensed intellectual property described in the Agreement (the “Licensed Intellectual Property”) for the purpose of developing, marketing, distributing and selling esports series and esports events related to, themed as, or containing the INDYCAR SERIES racing series and/or motorsports and/or racing (including without limitation simulation style) video gaming products related to, themed as or containing the INDYCAR SERIES racing series, on current and future versions of consoles, PCs, smart TVs, mobile applications, gaming subscription services, cloud gaming, cloud streaming, handheld products and other new generation formats. In addition, the Company agreed to provide INDYCAR from the effective date of the INDYCAR Agreement to December 31, 2024, upon request by INDYCAR, with up to 50 hours free-of-charge consulting services to facilitate the transition of the INDYCAR series game development using the Licensed Intellectual Property to the software developer of INDYCAR’s choice.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Purchase Commitment Liabilities

On April 20, 2021, the Company acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of (i) $12.8 million paid at closing and (ii) $3.2 million payable April 2022 on the first anniversary of closing, as deferred consideration (the “Deferred Payment”). On April 22, 2022 and July 21, 2022, the Company entered into certain letter agreements with the Sellers pursuant to which, among other things, the Deferred Payment installment amount due to be paid by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million to be settled in installments of: $330,000 to be paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining Deferred Payment amount is satisfied. The letter agreements also call for 15% interest on the Deferred Payment balance effective on July 19, 2022. The remaining principal balance of the Deferred Payment as of September 30, 2024 was $0.6 million with unpaid accrued interest of $0.3 million.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2024	2023	2024	2023
Customer B	22.9%	25.1%	21.4%	25.5%
Customer C	17.7%	28.7%	19.6%	28.6%
Customer D	43.2%	19.8%	45.8%	24.0%
Customer E	*	10.4%	*	*
Total	83.8%	84.0%	86.78%	78.1%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	September 30, 2024	December 31, 2023
Customer B	30.7%	32.1%
Customer C	22.4%	34.3%
Customer D	27.9%	22.3%
Total	81.0%	88.7%

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
Supplier	2024		2023	2024		2023
Supplier A	*	%	62.3%	*	%	22.2%

*	Less than 10%.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the nine months ended September 30, 2024 and 2023 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Gaming	$1,802,946	$1,693,871	$6,713,635	$4,872,184
Esports	-	-	-	290,172
Total Revenues	$1,802,946	$1,693,871	$6,713,635	$5,162,356

Cost of Revenues:
Gaming	$716,723	$831,479	$2,154,997	$2,571,627
Esports	-	-	-	374,755
Total Cost of Revenues	$716,723	$831,479	$2,154,997	$2,946,382

Gross Profit (Loss):
Gaming	$1,086,223	$862,392	$4,558,638	$2,300,557
Esports	-	-	-	(84,583)
Total Gross Profit	$1,086,223	$862,392	$4,558,638	$2,215,974

Loss From Operations:
Gaming	$(1,906,342)	$(2,575,449)	$(938,465)	$(16,240,025)
Esports	(25,543)	(89,346)	(149,996)	(449,466)
Total Loss From Operations	$(1,931,885)	$(2,664,795)	$(1,088,461)	$(16,689,491)

Depreciation and Amortization:
Gaming	$34,898	$63,332	$147,206	$240,947
Esports	12,253	12,282	36,807	36,875
Total Depreciation and Amortization	$47,151	$75,614	$184,013	$277,822

Interest Expense, net:
Gaming	$(29,852)	$(230,190)	$(89,900)	$(674,060)
Esports	-	-	(580)	-
Total Interest Expense, net	$(29,852)	$(230,190)	$(90,480)	$(674,060)

Other Income (Expense), net:
Gaming	$1,410,125	$(639,102)	$1,090,686	$393,406
Esports	(21,413)	(45)	(80,685)	(24,061)
Total Other Income (Expense), net	$1,388,712	$(639,147)	$1,010,001	$369,345

Net Loss:
Gaming	$(547,483)	$(3,444,132)	$(18,311)	$(16,520,070)
Esports	(25,542)	(90,000)	(150,629)	(474,136)
Total Net Loss	$(573,025)	$(3,534,132)	$(168,940)	$(16,994,206)

	September 30, 2024	December 31, 2023
Total Assets:
Gaming	$5,344,746	$7,892,388
Esports	1,628,622	1,866,316
Total Assets	$6,973,368	$9,758,704

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements.

On October 3, 2024, the Company implemented additional measures to continue to bring down its year-over-year operating expense through a reduction of the Company’s workforce primarily in the United States and the United Kingdom by approximately 23 employees and contractors. The workforce reduction impacted approximately 23 individuals or 38% of the Company’s employees worldwide. The Company recorded a restructuring charge related to the workforce reduction, primarily consisting of severance and redundancy costs of approximately $0.2 million. The Company expects to recognize and pay out the majority of the restructuring charge in the fourth quarter of fiscal year 2024. The Company further anticipates the implementation of the workforce reduction, including cash payments, will be substantially complete by the end of the fourth quarter of fiscal year 2024, subject to legal requirements in the United States and the United Kingdom, which may extend this process beyond the fourth quarter of fiscal year 2024 in certain cases. The charges that the Company expects to incur are subject to a number of assumptions, including legal requirements in primarily the United States and the United Kingdom jurisdictions, and the actual restructuring charge may differ materially from the amount disclosed above.

On October 4, 2024, the Company issued a press release announcing that the Board of Directors has authorized management to consider strategic alternatives to maximize shareholder value, including a potential sale or merger of the Company seeking funding that would allow it to deliver on viable opportunities including bringing Le Mans Ultimate to Sony PlayStation and Microsoft Xbox gaming consoles.

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

About Motorsport Games

Motorsport Games is a racing game developer, publisher and esports ecosystem provider of official motorsport racing series, including the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”). Our portfolio also includes the KartKraft karting simulation game, as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform. rFactor 2 also powers F1® Arcade through a partnership with Kindred Concepts. Our purpose is to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large global motorsport audience.

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

On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC. Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we have a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). For the three months ended September 30, 2024 and 2023, 55.6% and 77.9% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

Due to the uncertainty surrounding our ability to raise funding, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets in addition to the recent sales of our NASCAR License and Traxion, which was our motorsport and racing games community content platform. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC
NASCAR Heat 5 – Next Gen Car Update*	June 23, 2023, available on PC and consoles
rFactor 2: Race Control multiplayer	October 5, 2023, available on PC
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC

*	Pursuant to the NASCAR New Limited License, we have a limited non-exclusive right and license to, among other things, sell these NASCAR games and DLCs through December 31, 2024.

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

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 50.6% and 66.1% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the sale of products for Microsoft Windows via Steam comprised approximately 47.1% and 22.4% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 2.0% and 4.9% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For each of the nine months ended September 30, 2024, and 2023, approximately 86.8% and 86.9% of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Results of Operations

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

In this section, references to 2024 refer to the three months ended September 30, 2024 and references to 2023 refer to the three months ended September 30, 2023.

Revenues

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Revenues:
Gaming	$1,802,946	$1,693,871	$109,075	6.4%
Esports	-	-	-	-%
Total Revenues	$1,802,946	$1,693,871	$109,075	6.4%

Consolidated revenues, entirely comprised of the Gaming segment, were $1.8 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.1 million, or 6.4%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to higher digital game sales from the sale of Le Mans Ultimate released on PC in February 2024.

We did not organize a Le Mans Virtual Series (“LMVS”) event in Q3 2024 or Q3 2023, resulting in no earned sponsorship or events revenue in 2024 and 2023 in our Esports segment.

Cost of Revenues

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Cost of revenues:
Gaming	$716,723	$831,479	$(114,756)	(13.8)%
Esports	-	-	-	-%
Total Cost of Revenues	$716,723	$831,479	$(114,756)	(13.8)%

Consolidated cost of revenues, entirely comprised of the Gaming segment, was $0.7 million and $0.8 million for 2024 and 2023, respectively, a decrease of $0.1 million, or 13.8%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.1 million reduction in royalty payments, mainly related to our NASCAR titles as a direct result of lower game sales for the franchise compared to the prior period.

Gross Profit

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Gross Profit
Gaming	$1,086,223	$862,392	$223,831	26.0%
Esports	-	-	-	-%
Total Gross Profit	$1,086,223	$862,392	$223,831	26.0%

	For the Three Months Ended September 30,
	2024	2023

Gaming - Gross Profit Margin	60.2%	50.9%
Esports - Gross Profit (Loss) Margin	-%	-%
Total Gross Profit Margin	60.2%	50.9%

Consolidated gross profit, entirely comprised of the Gaming segment, was $1.1 million and $0.9 million for 2024 and 2023, respectively, an increase of $0.2 million, or 26.0%, when compared to the prior period. Gross profit margin was 60.2% in 2024, compared to 50.9% in 2023. The increase in our Gaming segment gross profit of $0.2 million, and corresponding increase in gross profit margin, was primarily due to higher gaming revenues, particularly related to increased digital game revenues as a result of sales of Le Mans Ultimate released on PC in February 2024. The increase in gross profit for the Gaming segment was also attributable to lower cost of revenues due to decreased royalty payments resulting from the decrease in NASCAR game sales compared to the prior period.

As explained above, we did not organize a LMVS event in Q3 2024 or Q3 2023.

Operating Expenses

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Operating Expenses:
Sales and marketing	$175,532	$358,120	$(182,588)	(51.0)%
Development	848,528	1,566,839	(718,311)	(45.8)%
General and administrative	1,946,897	1,526,614	420,283	27.5%
Depreciation and amortization	47,151	75,614	(28,463)	(37.6)%
Total Operating Expenses	$3,018,108	$3,527,187	$(509,079)	(14.4)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.2 million and $0.4 million for 2024 and 2023, respectively, representing a $0.2 million, or 51.0%, decrease when compared to the prior period. The reduction in sales and marketing expenses was primarily driven by a $0.2 million reduction in payroll and employee-related expense as a result of lower headcount, when compared to the prior period.

Development

Development expenses were $0.9 million and $1.6 million for 2024 and 2023, respectively, representing a $0.7 million, or 45.8%, decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.6 million decrease in payroll as a result of lower headcount, as well as a $0.1 million decrease in external development services, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $1.9 million and $1.5 million for 2024 and 2023, respectively, an increase of $0.4 million, or 27.5%, when compared to the prior period. The increase in G&A expenses was primarily driven by a $0.4 million increase in legal & professional fees, compared to the prior period.

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

Other Income (Expense), net

Other income (expense), net was $1.4 million for 2024, compared to ($0.6) million in 2023, an increase of $2.0 million compared to the prior period. Other income, net of $1.4 million for 2024 was primarily comprised of foreign currency gains incurred remeasuring transactions denominated in a currency other than U.S. dollars.

Other Comprehensive Income (Loss)

Other comprehensive loss was $1.1 million for 2024 compared to other comprehensive income of $0.5 million in 2023. The variance was primarily due to activity in our U.K. and Netherlands subsidiaries and represents unrealized foreign currency translation adjustments.

Net (Loss) Income Attributable to Non-Controlling Interest

Net (loss) income attributable to non-controlling interest was ($0.6) million in 2024 compared to $0.03 million for 2023. The variance was attributed to an increase in net losses in the Le Mans Esports Series Ltd joint venture.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.

Revenue

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenues:
Gaming	$6,713,635	$4,872,184	$1,841,451	37.8%
Esports	-	290,172	(290,172)	(100.0)%
Total Revenues	$6,713,635	$5,162,356	$1,551,279	30.0%

Consolidated revenues were $6.7 million and $5.2 million for 2024 and 2023, respectively, an increase of $1.6 million, or 30.0%, when compared to the prior period.

Gaming segment revenues represented 100.0% and 94.4% of total 2024 and 2023 revenues, respectively, increasing by $1.8 million, or 37.8%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to $2.3 million in higher digital game sales due to sales of Le Mans Ultimate released on PC in February 2024, offset by $0.3 million and $0.2 million in lower revenues for NASCAR and rFactor2 titles, respectively.

Esports segment revenues represented 0.0% and 5.6% of our total 2024 and 2023 revenues, respectively, decreasing by $0.3 million, or 100.0%, when compared to the prior period. The decrease in Esports segment revenue was due to us not organizing a LMVS event in 2024, resulting in no earned sponsorship or events revenue in 2024.

Cost of Revenues

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Cost of Revenues:
Gaming	$2,154,997	$2,571,627	$(416,630)	(16.2)%
Esports	-	374,755	(374,755)	(100.0)%
Total Cost of Revenues	$2,154,997	$2,946,382	$(791,385)	(26.9)%

Consolidated cost of revenues were $2.2 million and $2.9 million for 2024 and 2023, respectively, a decrease of $0.8 million, or 26.9%, when compared to the prior period.

Gaming segment cost of revenues represented 100.0% and 87.3% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.4 million, or 16.2%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a $0.7 million reduction in royalty & license payments, which was partially offset by a $0.3 million increase in amortization costs.

Esports segment cost of revenues represented 0.0% and 12.7% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.4 million, or 100.0%, when compared to the prior period. As explained above, we did not organize an LMVS event in 2024.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Gross Profit (Loss):
Gaming	$4,558,638	$2,300,557	$2,258,081	98.2%
Esports	-	(84,583)	84,583	(100.0)%
Total Gross Profit	$4,558,638	$2,215,974	$2,342,664	105.7%

	For the Nine Months Ended September 30,
	2024	2023

Gaming - Gross Profit Margin	67.9%	47.2%
Esports - Gross Profit (Loss) Margin	-	(29.1)%
Total Gross Profit Margin	67.9%	42.9%

Consolidated gross profit was $4.6 million and $2.2 million for 2024 and 2023, respectively, an increase of $2.3 million, or 105.7%, when compared to the prior period. Gross profit margin was 67.9% in 2024, compared to 42.9% in 2023.

Gaming segment gross profit was $4.6 million for 2024, compared to $2.3 million for 2023, representing a gross profit margin of 67.9% for 2024 and 47.2% for 2023. The increase in our Gaming segment gross profit of $2.3 million, and corresponding increase in gross profit margin, was primarily due to higher gaming revenues, particularly related to increased digital game revenues as a result of the release of Le Mans Ultimate on PC in February 2024. The increase in gross profit for the Gaming segment was also attributable to lower cost of revenues due to decreased royalty payments resulting from the decrease in NASCAR game sales compared to the prior period.

Esports segment gross profit was $0 million for 2024, compared to a loss of $0.1 million for 2023, representing a gross profit margin of 0.0% and a loss of 29.1% for 2024 and 2023, respectively.

Operating Expenses

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating Expenses:
Sales and marketing	$631,467	$1,411,318	$(779,851)	(55.3)%
Development	2,780,630	5,751,741	(2,971,111)	(51.7)%
General and administrative	5,548,989	7,459,957	(1,910,968)	(25.6)%
Impairment of intangible assets	-	4,004,627	(4,004,627)	(100.0)%
Depreciation and amortization	184,013	277,822	(93,809)	(33.8)%
Total Operating Expenses	$9,145,099	$18,905,465	$(9,760,366)	(51.6)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.6 million and $1.4 million for 2024 and 2023, respectively, representing a $0.8 million, or 55.3% decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $0.7 million reduction in payroll and employee-related expenses as a result of lower headcount, and a $0.1 million decrease in software and travel expenses, when compared to the prior period.

Development

Development expenses were $2.8 million and $5.8 million for 2024 and 2023, respectively, representing a $3.0 million, or 51.7%, decrease when compared to the prior period. The reduction in development expense was primarily driven by a $2.0 million reduction in payroll and employee-related expenses expense as a result of lower headcount, as well as a decrease in $1.0 million in external development, when compared to the prior period.

General and Administrative

G&A expenses were $5.5 million and $7.5 million for 2024 and 2023, respectively, a decrease of $1.9 million, or 25.6%, when compared to the prior period. The reduction in G&A expense was primarily driven by a $1.3 million reduction in payroll and employee-related expenses due to lower headcount period over period, a $0.5 million reduction in severance and insurance costs, respectively, as well as a $0.2 million reduction in rent and office expense. This was partially offset by a $0.6 million increase in legal and professional fees.

Impairment of Intangible Assets

Impairment of finite-lived intangible assets was $0 million and $4.0 million in 2024 and 2023, respectively. The trigger for the impairment in 2023 was our decision to explore strategic alternatives and potential options for our business, resulting in a probable likelihood of the sale of certain licensing rights that would result in our inability to comply with the terms of a licensing agreement by the end of the year and the resulting reduction in expected future revenues.

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

Other Operating Income

Other operating income was $0.3 million for 2024, compared to $0 million for 2023, an increase of $0.3 million compared to the prior period. Other operating income of $0.3 million for 2024 relates to the gain from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024.

Interest Expense

Interest expense was $0.1 million and $0.7 million for 2024 and 2023 primarily from non-cash interest accretion of our INDYCAR and BTCC license liabilities, which were both fully settled in Q2 2024.

Other Income, net

Other income, net was $1.0 million for 2024, compared to $0.4 million for 2023, an increase of $0.6 million compared to the prior period. Other income, net of $1.0 million for 2024 was primarily comprised of $0.9 million in foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. dollars and $0.1 million in rental income.

Other Comprehensive Income (Loss)

Other comprehensive loss was $0.6 million for 2024, compared to other comprehensive income of $0.2 million in 2023. The $0.8 million increase in other comprehensive loss was primarily due to activity in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net (Loss) Income Attributable to Non-Controlling Interest

Net (loss) income attributable to non-controlling interest was $(1.3) million for 2024 compared to $0.1 million in 2023. The variance was attributed to an increase in net losses in the Le Mans Esports Series Ltd joint venture.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, a measure used by management to assess our operating performance, is defined as EBITDA, which is net loss plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities (ii) impairment of intangible assets; (iii) loss contingency expense and (iv) stock-based compensation expenses.

Adjusted EBITDA (the “Non-GAAP Measure”) is not a financial measure defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Reconciliations of the Non-GAAP Measure to net loss, its most directly comparable financial measure, calculated and presented in accordance with U.S. GAAP, are presented in the tables below. We use the Non-GAAP Measure to manage our business and evaluate our financial performance, as Adjusted EBITDA eliminates items that affect comparability between periods that we believe are not representative of our core ongoing operating business. Additionally, we believe that using the Non-GAAP Measure is useful to our investors because it enhances investors’ understanding and assessment of our normalized operating performance and facilitates comparisons to prior periods and our competitors’ results (who may define Adjusted EBITDA differently).

The Non-GAAP Measure is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue, income/loss from operations, net loss income, or cash flows from operations or as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. Additionally, the Non-GAAP Measure is not intended to be a measure of free cash flows available for our discretionary use, as it does not consider certain cash requirements, such as interest payments, tax payments, working capital requirements and debt service requirements. The Non-GAAP Measure has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for our results as reported under U.S. GAAP. Management compensates for the limitations of using the Non-GAAP Measure by using it to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than would be presented by using only measures in accordance with U.S. GAAP. Because not all companies use identical calculations, the Non-GAAP Measure may not be comparable to other similarly titled measures of other companies.

The following table provides a reconciliation from net loss to Adjusted EBITDA for the respective periods presented:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net loss	$(573,025)	$(3,534,132)
Interest expense, net	29,852	230,190
Depreciation and amortization (1)	566,411	501,399
EBITDA	23,238	(2,802,543)
Loss contingency expenses	-	232,359
Stock-based compensation	26,889	105,524
Adjusted EBITDA	$50,127	$(2,464,660)

(1)	Includes $519,260 and $417,794 of amortization expenses included in cost of revenues for the three months ended September 30, 2024 and 2023, respectively.

The following table provides a reconciliation from net loss to Adjusted EBITDA for the respective periods presented:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net loss	$(168,940)	$(16,994,206)
Interest expense, net	90,480	674,060
Depreciation and amortization (1)	1,755,517	1,512,631
EBITDA	1,677,057	(14,807,515)
Loss contingency expenses	-	232,359
Gain from settlement of license liabilities	(3,248,000)	-
Impairment of intangible assets	-	4,004,627
Stock-based compensation	105,738	876,060
Adjusted EBITDA	$(1,465,205)	$(9,694,470)

(1)	Includes $1,571,504 and $1,227,147 of amortization expenses included in cost of revenues for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity

We have historically financed our operations primarily through cash generated from operations and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$750,995	$1,675,210
Working capital (deficiency)	$(2,413,591)	$(4,074,346)

For the nine months ended September 30, 2024, we incurred a net loss of $0.2 million and negative cash flows from operations of $0.7 million. As of September 30, 2024, we had an accumulated deficit of $86.3 million and cash and cash equivalents of $0.8 million, which decreased to $0.5 million as of October 31, 2024. We do not believe that our current capital resources will be sufficient to fund our operations over the next year. Based on our current expected level of operating expenditures and cash and cash equivalents on hand, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. Management is actively pursuing financing and other strategic plans, however, we do not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when we need it on terms that will be acceptable to us, or at all. There can be no assurance that we will be able to raise funds by selling additional securities, which sales, if successful, could dilute the ownership interest of our existing shareholders. The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to further reduce overhead costs and our cash obligations in the short term, as needed. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

For the nine months ended September 30, 2024, we experienced an average net cash burn from operations of approximately $0.1 million per month, and while we have taken measures to reduce our costs, we expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. Based on our cash and cash equivalents position and our average cash burn, we do not believe we have sufficient cash on hand to fund our operations over the next year and that additional funding will be required in order to continue operations.

Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address our liquidity shortfall, we continue to explore several options, including, but not limited to: i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); ii) other strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets in addition to the recent sales of our NASCAR License and Traxion; and iii) cost reduction and restructuring initiatives, each of which is described more fully below.

On October 3, 2024, we implemented additional measures to continue to bring down our year-over-year operating expense through a reduction of our workforce primarily in the United States and the United Kingdom by approximately 23 employees and contractors. The workforce reduction is expected to impact approximately 38% of total employees worldwide. We recorded a restructuring charge related to the workforce reduction, primarily consisting of severance and redundancy costs of approximately $0.2 million. We expect to recognize and pay out the majority of the restructuring charge in the fourth quarter of fiscal year 2024.

On July 29, 2024, we closed on a registered direct offering transaction with H.C. Wainwright & Co., LLC acting as the exclusive placement agent, which raised $1.0 million in gross proceeds before deducting the placement agent’s fees and other offering expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

In March 2023, we entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we may issue and sell shares of its Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2024, we did not sell any shares of Class A common stock pursuant to the terms of the ED Agreement. At the time we filed an initial prospectus supplement in connection with the offering of our shares of Class A common stock pursuant to the ED Agreement, the aggregate market value of the shares of Class A common stock eligible for sale under the initial prospectus supplement was approximately $2.9 million, which was based on the limitations of such offerings under SEC Regulations. On July 26, 2024, we filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to our present liquidity position and required future funding requirements, even if we filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via our ATM program, such proceeds would not be sufficient to satisfy our ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options we are exploring. Further, there can be no assurance we will be able to obtain funds via our ATM program, should we choose to sell shares under the ED Agreement, nor can there be any other assurance that we can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy our future needed liquidity and capital resources.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $0.7 million and $10.1 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2024 was primarily a result of cash used to fund a net loss of $0.2 million, adjusted for net non-cash adjustments of $1.3 million and $0.8 million of cash provided by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2023 was primarily a result of cash used to fund a net loss of $17.0 million, adjusted for net non-cash adjustments of $6.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was approximately $0.03 million, which was attributable to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 and 2023 was $0.8 million and $10.1 million, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2024 were primarily attributable to $0.9 million raised in connection with shares sold in our registered direct offering, offset by a $0.1 million payment for purchase commitments. Cash flows provided by financing activities for the nine months ended September 30, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under a stock purchase commitment agreement that we entered into on December 9, 2022 with Alumni Capital LP and $10.4 million raised in connection with shares sold in our registered direct offerings, partially offset by $0.7 million of payments for purchase commitments and $0.3 million for payments relating to license liabilities.

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

On September 8, 2022, we entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to us in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or we generate positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving us of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of our Class A common stock. See Note 5 – Related Party Loans in our condensed consolidated financial statements in this Report for further information. As of September 30, 2024, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of September 30, 2024, the $12 million Line of Credit remains in place. However, we believe that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore we do not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On July 29, 2024, we closed on a registered direct offering transaction with H.C. Wainwright & Co., LLC acting as the exclusive placement agent, which raised $1.0 million in gross proceeds before deducting the placement agent’s fees and other offering expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

On February 1, 2023, we issued 183,020 shares of our Class A common stock in a registered direct offering priced at-the-market under NASDAQ rules, with a fair market value of approximately $3.9 million (the “$3.9 million RDO”), before deducting placement agent fees and other offering expenses payable by us. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the $3.9 million RDO, pursuant to the engagement letter with us, dated as of January 9, 2023. In connection with the $3.9 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $50,000 and closing fees of $15,950. We has also issued to Wainwright warrants to purchase up to 10,981 shares of Class A common stock, which is equal to 6.0% of the aggregate number of shares of Class A common stock placed in the $3.9 million RDO, at an exercise price of $26.75 per share and will expire five years from the closing of the $3.9 million RDO.

On February 2, 2023, we issued 144,366 shares of our Class A common stock in a registered direct offering priced at-the-market under NASDAQ rules, with a fair market value of approximately $3.4 million (the “$3.4 million RDO”), before deducting placement agent fees and other offering expenses payable by us. Wainwright acted as the exclusive placement agent for the $3.4 million RDO. In connection with the $3.4 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. We has also issued to Wainwright warrants to purchase up to 8,662 shares of Class A common stock, which is equal to 6.0% of the aggregate number of shares of Class A common stock placed in the $3.4 million RDO, at an exercise price of $29.375 per share and will expire five years from the closing of the $3.4 million RDO.

On February 3, 2023, we issued 232,188 shares of our Class A common stock in a registered direct offering priced at-the-market under NASDAQ rules, with a fair market value of approximately $4.0 million (the “$4.0 million RDO”), before deducting placement agent fees and other offering expenses payable by us. Wainwright acted as the exclusive placement agent for the $4.0 million RDO. In connection with the $4.0 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. We have also issued to Wainwright and its designees warrants to purchase up to 13,931 shares of Class A common stock, which is equal to 6.0% of the aggregate number of shares of Class A common stock placed in the $4.0 million RDO, at an exercise price of $21.738 per share and will expire five years from the closing of the $4.0 million RDO.

Capital Expenditures

The nature of our operations do not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of September 30, 2024.

Material Cash Requirements

Except as described below, there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Form 10-K.

On April 12, 2024, we entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”), for settlement of the remaining liability in connection with the exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC. Pursuant to the BARC Settlement Agreement, we and BARC, without admitting any liabilities, agreed that the prior license agreement between the parties relating to the BTCC License (the “Prior BTCC License Agreement”) was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) our one-time payment of $225,000 to BARC and (ii) we and BARC entering, effective as of April 12, 2024, into a new license agreement to use certain licensed intellectual property related to, themed as, or containing the BTCC. Prior to entering into the BARC Settlement Agreement, we had a total remaining liability in connection with the Prior BTCC License Agreement, inclusive of unpaid installments, of $0.9 million.

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

Critical Accounting Estimates

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2023 Form 10-K, and that continued to exist as of September 30, 2024.

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

If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations. We have made limited progress on the remediation plans described in our 2023 Form 10-K, under Part II, Item 9A, “Controls and Procedures.” During the quarter ended September 30, 2024, we continued our evaluation and documentation of some risks and key controls forming part of the significant business processes, including internal control over financial reporting risk assessment scoping, and identification of key transaction level and entity level controls that require testing on an ongoing basis.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had negative cash flows from operations of $0.7 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $86.3 million and cash and cash equivalents of $0.8 million. We incurred a net loss of $14.3 million and had negative cash flows from operations of $12.9 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $87.4 million and cash and cash equivalents of $1.7 million. For the year ended December 31, 2023, we experienced an average net cash burn from operations of approximately $1.1 million per month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. Our unaudited financial statement for the quarter ended September 30, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred losses from operations to date, and due to the lack of available cash on hand to fund our operations over the next year and the continuing uncertainty surrounding our ability to raise funding in the form of potential capital financing, there is substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our unaudited financial statements for the quarter ended September 30, 2024 contain an explanatory paragraph with respect to this uncertainty. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2023 and 2022 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of his Report, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of our 2023 Form 10-K and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in our consolidated financial statements for additional information.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the years ended December 31, 2023 and 2022, revenues associated with our NASCAR franchise accounted for approximately 71.6% and 62.9% of our total revenue, respectively. Revenues associated with our NASCAR franchise accounted for approximately 52.6% and 70.9% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. Following the sale of our NASCAR License and the execution of the NASCAR New Limited License, which allows us to sell our NASCAR games and DLCs that are currently in our product portfolio through December 31, 2024, we anticipate the amount of revenue to be generated by our existing NASCAR products to decline over time and to cease after December 31, 2024.

During the three months ended September 30, 2024, three customers accounted for 22.9%, 17.7% and 43.2% of our revenue and during the nine months ended September 30, 2024, the same three customers accounted for 25.1%, 28.7% and 19.8% of our revenue. In addition, the same customers represented 30.7%, 22.4% and 27.9% of our accounts receivable at September 30, 2024.

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

To regain compliance with the Stockholders’ Equity Requirement, we entered into the INDYCAR Agreement. Pursuant to the INDYCAR Agreement, our liability to INDYCAR, LLC in the amount of approximately $2.9 million was settled for $400,000, which resulted in a gain of approximately $2.5 million, which resulted in a $2.5 million increase to our stockholders’ equity. On June 3, 2024, the Nasdaq Stock Market LLC notified us that based on our disclosure of the INDYCAR Agreement in our Current Report on Form 8-K filed by us on May 23, 2024, Nasdaq’s staff has determined that we comply with the Stockholders’ Equity Requirement. In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we reported stockholders’ equity of approximately $3.0 million; however, because we report stockholders’ equity of less than $2.2 million in this Report, which is below the Stockholders’ Equity Requirement, we expect to receive a deficiency letter from the NASDAQ Staff notifying us that we are not in compliance with the Stockholders’ Equity Requirement. If we fail to timely submit a plan to the NASDAQ Staff to regain compliance with the Stockholders’ Equity Requirement, and to thereafter regain compliance with such requirement, we may be subject to delisting. At that time, Nasdaq will provide written notification to us, which we may then appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

Driven Lifestyle controls a significant amount of our Class A common stock and all our Class B common stock and therefore it has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

Driven Lifestyle currently owns all of the shares of our Class B common stock and 1,480,385 shares of our Class A common stock, which together represents a significant combined voting power of both classes of our common stock as of November 14, 2024. Our Class B common stock has ten times the voting power of our Class A common stock. As long as Driven Lifestyle continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Driven Lifestyle were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Driven Lifestyle or its affiliates relinquish beneficial ownership of any of the Driven Lifestyle Initial Class A Shares at any time, one share of Class B common stock held by Driven Lifestyle will be cancelled for each such Driven Lifestyle Initial Class A Share no longer beneficially owned by Driven Lifestyle or its affiliates. If, however, Driven Lifestyle does not dispose of its Driven Lifestyle Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

On April 20, 2021 we acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of a cash payment at closing and payments due at a later date. To date, we have not paid all of the payments due subsequent to the closing. Pursuant to the terms of agreements that we entered into, we are required to pay interest on the amounts owed but unpaid. The remaining balance owed as of September 30, 2024, was $0.6 million with unpaid accrued interest of $0.3 million. As security for payment of the amounts owed, we pledged stock of Studio397, the voting rights of which the seller could request to be transferred to it thirty days after such nonpayment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2024, other than as reported in our filings with the SEC.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

4.1	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-39868	4.1	7/29/24

4.2	Form of Series A Common Stock Purchase Warrant	8-K	001-39868	4.2	7/29/24

4.3	Form of Series B Common Stock Purchase Warrant	8-K	001-39868	4.3	7/29/24

4.4	Form of Placement Agent Warrant	8-K	001-39868	4.4	7/29/24

10.1	Form of Securities Purchase Agreement, dated as of July 26, 2024, by and among Motorsport Games Inc. and the Purchasers named therein	8-K	001-39868	10.1	7/29/24

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Financial Officer
(Principal Financial and Accounting Officer)

