Form 10-K
period 2024-12-31
Motorsport Games Inc.
filed 2025-03-20
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A common stock as reported on The Nasdaq Capital Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,969,200.

As of March 20, 2025, the registrant had 3,183,558 shares of Class A common stock, with 1 vote per share, and 700,000 shares of Class B common stock, with 10 votes per share, issued and outstanding. At such date, Driven Lifestyle Group LLC (“Driven Lifestyle”) owned (i) 1,480,385 shares of the registrant’s issued and outstanding Class A common stock and (ii) all 700,000 shares of the registrant’s issued and outstanding Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Motorsport Games Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations over the next year based on the cash and cash equivalents available and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets or merger, and further cost reduction and restructuring initiatives; our expectation that if any strategic alternative is executed, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	the sale of our NASCAR License (as defined in this Report), including our belief that our existing business model will need to be modified, our risk profile relating to our operations will be significantly altered, we may encounter difficulties or challenges in continuing operations due to the sale of the license, and that our cash flows and results of operations will likely be materially adversely impacted as we anticipate no more revenues to be generated by our existing NASCAR products subsequent to December 31, 2024;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2025/26 Le Mans Virtual Series to commence this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our Esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions, mergers and industry trends;

●	our plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including our plan to implement equity financing transactions;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of NASDAQ as a result of being a “controlled company” within the meaning of the NASDAQ rules;

●	our expectations relating to any cost reduction and restructuring initiatives, including expected savings and any restructuring charges to be incurred; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia and Middle East conflicts.

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

(xvii)

difficulties and/or delays or unanticipated developments adversely impacting our ability to regain compliance with the NASDAQ’s listing requirements, such as our inability to implement equity financing transactions; and

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

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and liquidity; risks related to our business and industry; risks related to our relationship with Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, which controls more than a majority of our issued and outstanding voting shares; risks related to our Company; risks related to the ownership of our Class A common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

●	We will require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

●	Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations.

●	If we do not consistently deliver popular products or if consumers prefer competing products, our business will be negatively impacted.

●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.

●	If we do not provide high-quality products in a timely manner, our business operations, financial performance, financial condition, liquidity, cash flows and/or results of operations may be negatively impacted.

●	We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.

●	Declines in consumer spending and other adverse changes in economic, market and geopolitical conditions could have a material adverse effect on our business, financial condition and operating results.

●	We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

●	Our ability to acquire and maintain licenses to intellectual property, especially for racing series, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

●	We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events. If we fail to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues will be adversely affected.

●	We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel, and we may lose or be unable to hire one or more of such personnel.

●	The success of our business relies on our marketing and branding efforts, and these efforts may not be accepted by consumers to the extent we planned.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

●	Driven Lifestyle controls a significant portion of our Class A common stock and all of our Class B common stock and therefore has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

●	If we are no longer controlled by or affiliated with Driven Lifestyle, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us and our business, results of operations and financial condition.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may not be able to effectively grow our business or implement our business strategies.

●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.

●	Our Class A common stock may be delisted from NASDAQ, which could affect the market price and liquidity of our Class A common stock.

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Report.

PART I

Item 1. Business

Company Overview

Motorsport Games is a racing game developer, publisher and esports ecosystem provider of official motorsport racing series, including games based on the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”). Our portfolio also includes the KartKraft karting simulation game, as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform. rFactor 2 also powers F1® Arcade through a partnership with Kindred Concepts.

Our purpose is to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large global motorsport audience. The latest figures reported from 2024 show Le Mans, which includes the WEC, having a cumulative global audience of 255 million, while the global fanbase for Formula 1 was estimated to be 750 million in 2024.

We develop and publish multi-platform racing video games including for game consoles, personal computers (PCs) and mobile platforms through various retail and digital channels, including full-game and downloadable content (“DLC”). We have obtained the official licenses to develop multi-platform games for the 24 Hours of Le Mans race and the WEC. Additionally, we had a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that were in our product portfolio through December 31, 2024. For fiscal years 2024 and 2023, 52% and 72% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

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

Company Background

Motorsport Games was formed in 2018 by Driven Lifestyle as a wholly-owned subsidiary in connection with the acquisition by Motorsport Games of a controlling interest in 704Games Company, which previously held the exclusive license to be the official video game developer and publisher for the NASCAR video game racing franchise, subject to certain limited exceptions. On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC (“iRacing”). Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we had a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that were in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”).

Due to the uncertainty surrounding our ability to raise funding, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets and/or a merger in addition to the past sales of our NASCAR License and Traxion, which was our motorsport and racing games community content platform. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

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

In January 2021, we completed our initial public offering (“IPO”). Prior to our IPO, Motorsport Games was a wholly-owned subsidiary of Driven Lifestyle and, following the completion of our IPO, Driven Lifestyle continues to be our controlling stockholder.

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

Our current video game catalog includes the following titles:

Game	Image	Overview	Platforms	Release Date

rFactor 2		rFactor 2 is a realistic racing simulation game. It features mixed class road racing with realistic dynamics, an immersive sound environment, and stunning graphics, that are perfect for top-level esports and a rich single-player experience. Content updates were released in 2022 and 2023, as well as the rFactor 2: RaceControl multiplayer update in October 2023.	Microsoft Windows via Steam	March 28, 2013

KartKraft	KartKraft is a kart racing simulator, which was released in January 2022.	Microsoft Windows via Steam	January 26, 2022 (full release)

Le Mans Ultimate	Le Mans Ultimate is the official game of the FIA World Endurance Championship and 24 Hours of Le Mans. DLC updates were released in July 2024, September 2024, December 2024 and February 2025.	Microsoft Windows via Steam	February 20, 2024

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience. The sale of our NASCAR License and the termination of our BTCC License and INDYCAR License has impacted our long-term product release schedule as we will no longer be producing NASCAR, BTCC and INDYCAR titles moving forward.

As we continue to evaluate the cost saving initiatives and explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets, further adjustments to our product roadmap may be required.

Esports Partnerships and Franchises

We recognize the growing importance and business viability of esports, especially within the racing and motorsport genres. In recognition of this importance, we manage and operate the esports platforms for numerous racing series and organizations. We also continue to leverage esports competitions to bring wider awareness and engagement to our gaming products, while creating inspiring event spectacles for our viewers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize the Le Mans Virtual Series for the 2023/24 or 2024/25 seasons, we currently plan on organizing the 2025/26 Le Mans Virtual Series to commence this year. We also intend to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans.

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

Our physical gaming products have historically been sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop), and other online retail stores (e.g., Amazon). Due to our modified product release schedule, we recognized minimal revenue from sales of physical gaming products for the years ended December 31, 2024 and 2023.

Customer Concentration

For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 86% and 83% of our consolidated revenues, respectively. No other distributor accounted for 10% or more of our revenues in those periods. For the years ended December 31, 2024 and 2023, sales through these three distribution channels accounted for approximately 77% and 89% of our accounts receivable, respectively. No other distributor accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these distribution channels would have a material adverse effect on the Company’s results of operations and financial condition.

Strategic Licenses and Partnerships

24 Hours of Le Mans

On March 15, 2019, we formed Le Mans Esports Series Limited as a joint venture between Motorsport Games and ACO with the primary purpose of carrying on the promotion of and running of an esports event business replicating races of the WEC and the 24 Hours of Le Mans race on an electronic gaming platform. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC through a separate license agreement. This license expires 10 years beginning from the date of our first release of a WEC or Le Mans race video gaming product with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. In exchange for such license, we agreed to fund up to €8,000,000 (approximately $8,330,000 as of December 31, 2024) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the license. As of December 31, 2024, we have funded approximately $6.1 million to such development. Additionally, we are obligated to pay ACO an annual payment beginning from the time of the launch of the first video game product and continuing on each anniversary thereof for the term of the license. In addition, through this joint venture, we have the right to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event through certain additional license agreements. These additional license agreements, which were granted on a royalty-free basis, each expire January 25, 2031 with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. This joint venture shall continue until the earlier of the date on which the parties cease to be beneficially entitled in the aggregate to 25% or more of the equity share capital of the joint venture, the parties otherwise cease to control the affairs of the joint venture or the date of the commencement of the winding-up of the joint venture. If certain events of defaults occur, the non-defaulting party has a call option pursuant to which it can force the defaulting party to sell all (but not part) of its ownership in the joint venture in accordance with the joint venture agreement.

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

Seasonality in Our Business

Historically, we have seen a high degree of seasonality in our business and financial results due to the introduction of seasonal video game updates. We generally aim to synchronize these yearly video game updates with the start of the new racing season and race calendars. Overall, our sales volumes are strongest around the time we launch our new products. We expect similar patterns for new racing series we are or may be in the process of developing and publishing in the future. We have also historically experienced a higher demand for our games during our fourth calendar quarter due to seasonal holiday demand.

Human Capital

Our business relies on our ability to attract and retain the right team to enable us to be a game developer, publisher and esports ecosystem provider of official motorsport racing series. Our headcount as of December 31, 2024 was 39, made up of 22 full-time employees and 17 contractors, with 30 people in total dedicated to game development, located primarily in the United States of America and Europe. None of our employees were covered by collective bargaining agreements, and we believe that relations with our employees are generally good.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. In addition, laws and regulations relating to user privacy, electronic contracts and communications, mobile communications, data collection, retention, consumer protection, and publishing activities, including production and delivery of content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, which have restricted our ability to gather and use data about our users, could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States (including compliance with the California Consumer Privacy Act), Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and revenue. Furthermore, the costs of compliance with these laws may increase in the future as a result of changes in interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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

We incurred a net loss of $3.0 million and negative cash flows from operations of $2.8 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $91.8 million and cash and cash equivalents of $0.9 million. For the year ended December 31, 2024, we experienced an average net cash burn from operations of approximately $0.2 million per month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. The reports of our independent registered public accountants on our financial statements as of and for the years ended December 31, 2024 and 2023 also include explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in our consolidated financial statements for additional information.

If we are unable to satisfy our capital requirements, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional loans from third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements on unattractive terms;
●	entering into other strategic alternatives such as collaborations or mergers; and/or
●	significantly curtailing or discontinuing operations or dissolving and liquidating our assets under the bankruptcy laws or otherwise.

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

Even if we do secure additional Capital Financing, our liquidity position may continue to be insufficient to satisfy our future capital requirements if our anticipated level of revenues is not achieved because of, for example, decreased sales of our products due to the disposition of key assets, such as the sale of our NASCAR License, further changes in our product roadmap and/or our inability to deliver new products for our various other licenses; less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from our existing or new products or from its advertising and/or marketing plans; or if our expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses.

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

In order to remain competitive, we must continuously develop new products or enhancements to our existing products. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only a limited period of time unless refreshed or otherwise enhanced. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from us or reducing our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high-quality and well-received games, if our marketing fails to resonate with our consumers, if consumers lose interest in a genre of games we produce, if the use of cross-promotion within our mobile games to retain consumers becomes less effective, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues and profit margins could decline. For example, our NASCAR 21: Ignition game released in October 2021 was generally not well-received and, as a result, our revenues for the years ended December 31, 2024 and 2023 were adversely affected due to lower game sales. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well- received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received games typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other games, reducing sales for those other games.

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

Due to the uncertainty surrounding our ability to raise funding in the form of potential Capital Financing, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business (a “Strategic Transaction”), including, but not limited to, the sale or licensing of certain of our assets in addition to the sale of our NASCAR License to iRacing on October 3, 2023 or the sale of Traxion in April 2024 or entering into collaborations or a merger. Any Strategic Transaction that we consummate could harm our business, brand, operating results and financial condition. There can be no assurances that any particular Strategic Transaction, or series of Strategic Transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the years ended December 31, 2024 and 2023, revenues associated with our NASCAR franchise accounted for approximately 52% and 72% of our total revenue, respectively. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 86% and 83% of our consolidated revenues, respectively. No other distribution channel accounted for 10% or more of our revenues in those periods. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 77% and 89% of our accounts receivable, respectively. No other distribution channel accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these distribution channels would have a material adverse effect on the Company’s results of operations and financial condition.

Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises, or the loss of any franchise, could negatively impact our business. For example, with the consummation of the sale of our NASCAR License to iRacing on October 3, 2023, we are no longer the official video game developer and publisher for the NASCAR video game racing franchise and no longer have the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games. Accordingly, during the year ended December 31, 2024 we no longer had the right to use the NASCAR brand for our products other than a limited non-exclusive right and license to, among other things, sell NASCAR games and DLCs that were in our product portfolio through December 31, 2024, and since that date we have no further right to use the NASCAR brand for our products. Similarly, our BTCC license agreement and INDYCAR license agreements were terminated by the respective licensors, effective November 2023. We believe this will require us to modify our existing business model and significantly alter the risk profile relating to our operations. As a result, we may encounter difficulties or challenges in continuing operations due to the sale of our NASCAR License and the termination of our BTCC license agreement and INDYCAR license agreements, and our cash flows and results of operations will likely be materially adversely impacted as we anticipate no more revenues to be generated from our NASCAR products.

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

Most of our products and services are based on or incorporate intellectual property owned by others. For example, we have obtained exclusive licenses to develop multi-platform games, as well as to create and organize esports leagues and events, for the 24 Hours of Le Mans race and the WEC. Competition for these licenses and rights is intense and could result in increased minimum guarantees and royalty rates payable to licensors and developers, which would significantly increase our costs and reduce our profitability. Furthermore, if we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. For example, as discussed elsewhere in this Report, we sold our NASCAR License to iRacing on October 3, 2023 and our cash flows and results of operations will likely be materially adversely impacted as we anticipate no more revenues to be generated by our existing NASCAR products subsequent to December 31, 2024. Additionally, our BTCC license agreement and INDYCAR license agreements were terminated by the respective licensors, effective November 2023.

We could be subject to unanticipated adverse effects arising from our inability to fully repay Luminis International B.V. and Technology In Business B.V., the sellers of Studio397, relating to our acquisition of 100% of the share capital of Studio397 in April 2021.

On April 20, 2021 we acquired 100% of the share capital of Studio397 from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of a cash payment at closing and payments due at a later date. To date, we have not paid all of the payments due subsequent to the closing. Pursuant to the terms of agreements that we entered into, we are required to pay interest on the amounts owed but unpaid. The remaining balance owed as of December 31, 2024, was $0.6 million with unpaid accrued interest of $0.3 million. As security for payment of the amounts owed, we pledged 20% of the share capital of Studio397 (the “Pledged Shares”) to the Sellers. The terms of the sale provide that, in the event we fail to make any payment due subsequent to the closing, the Sellers would become entitled to exercise the voting rights and receive any dividends or distributions associated with the Pledged Shares. On February 20, 2025, we entered into a Settlement Agreement with the Sellers, pursuant to which and subject to the satisfaction of certain payment conditions, we will pay the Sellers in full satisfaction of all amounts due, the sum of $750,000 payable in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025. We made the first installment payment of $150,000 by March 5, 2025. If we default on any payment, the Sellers could exercise their rights with respect to the Pledged Shares, including the right to claim a share of Studio397’s profits, which represented approximately 11% of our revenue for the year ended December 31, 2024. As shareholders of Studio397, the Sellers would have the right to compel us to call a meeting of the shareholders of Studio397 for the purpose of discussing a proposal to effect the public sale of all assets owned by Studio397, including software. In addition to such rights, the Sellers would further be entitled to retain any payments that we make pursuant to the Settlement Agreement.

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

The success of our business is partially dependent on our ability to develop, enhance and monetize additional free-to-play games. As such, we are increasingly exposed to the risks of the free-to-play business model. For example, we may invest in the development of new free-to- play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, if: (1) we are unable to continue to offer free-to-play games that encourage consumers to purchase our virtual currency and subsequently use it to buy our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) these consumers do not continue to play our free-to-play games or purchase virtual items at the same rate; (4) our platform providers make it more difficult or expensive for players to purchase our virtual currency; or (5) we cannot encourage significant additional consumers to purchase virtual items in our free-to-play games, our business will be negatively impacted.

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

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, electronic contracts and communications, mobile communications, data collection, retention, consumer protection, and publishing activities, including production and delivery of content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, which have restricted our ability to gather and use data about our users, could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States (including compliance with the California Consumer Privacy Act), Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and revenue. Furthermore, the costs of compliance with these laws may increase in the future as a result of changes in interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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

Our business partners may be unable to honor their obligations to us, or their actions may put us at risk.

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

Our business depends on our intellectual property, technology and confidential information, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property, technology and confidential information. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider to be proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

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

We pursue the registration of our copyrights, trademarks, service marks, and domain names in the U.S. and in certain locations outside the U.S. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works. Enforcement of our intellectual property rights to certain trademarks and service marks, such as Le Mans, will require reliance on enforcement efforts of third parties.

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

We rely on third-party technology for certain of our critical business functions, including game engines such as Unreal, among others, as well as our back-office tools and technologies, such as enterprise resource planning, finance, development and analytics tracking systems. If these technologies fail, or otherwise become unavailable, or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operating results may be adversely affected.

Our international operations are subject to increased challenges and risks.

Attracting players in international markets is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. Additionally, we currently have operations in the United Kingdom and the Netherlands. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

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

Risks Related to Our Relationship with Driven Lifestyle

Driven Lifestyle controls a significant portion of our Class A common stock and all of our Class B common stock and therefore has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

Driven Lifestyle currently owns all of the shares of our Class B common stock and 1,480,385 shares of our Class A common stock, which together represents approximately 83.28% of the combined voting power of both classes of our common stock as of March 20, 2025. Our Class B common stock has ten times the voting power per share of our Class A common stock. As long as Driven Lifestyle continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Driven Lifestyle were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Driven Lifestyle or its affiliates relinquish beneficial ownership of any of the DL Initial Class A Shares at any time, one share of Class B common stock held by Driven Lifestyle will be cancelled for each such DL Initial Class A Share no longer beneficially owned by Driven Lifestyle or its affiliates. If, however, Driven Lifestyle does not dispose of its DL Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely.

Driven Lifestyle’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Moreover, Mike Zoi, who is the manager of Driven Lifestyle and has sole voting and dispositive power with respect to the shares of our common stock held by Driven Lifestyle, may also have interests that are not the same as, or may conflict with, the interests of our other stockholders. Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote while Driven Lifestyle controls the majority of the voting power of our outstanding common stock. As a result, Driven Lifestyle will be able to control, directly or indirectly and subject to applicable law, all matters affecting us, including:

●	any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;

●	any determinations with respect to mergers, business combinations or the disposition of assets;

●	compensation and benefit programs and other human resources policy decisions;

●	the payment of dividends on our common stock;

●	increases in the number of awards available for issuance under our equity incentive plans; and

●	determinations with respect to tax matters.

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

We do and may in the future partner with companies that compete with Driven Lifestyle in certain markets relating to the motorsport industry. Driven Lifestyle’s control over us may affect our ability to effectively build and maintain our relationships with these companies. For example, these companies may favor our competitors over us due to our relationship with Driven Lifestyle and to avoid indirectly supporting Driven Lifestyle.

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

As of December 31, 2024, we had intangible assets, net of $3.4 million. We are required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to review our intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our intangible assets to be reviewed for impairment include, among other, general economic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific factors such as changes to our product road map and restructuring changes, and changes in our share price. We may be required to record non-cash impairment charges during any period in which we determine that our intangible assets are impaired, which has had, and in the future could have, a material adverse impact on our results of operations. For example, for the year ended December 31, 2023, we recorded impairment of intangible assets of $4.0 million.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, we identified certain material weaknesses in our internal control over financial reporting that continue to exist. The material weaknesses identified relate to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities and (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely.

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

On November 3, 2023, Jason Potter resigned as our Chief Financial Officer, effective as of November 8, 2023. Effective November 8, 2023, Stanley Beckley was appointed as our Interim Chief Financial Officer. Mr. Beckley was appointed as our permanent Chief Financial Officer on May 16, 2024. Additionally, on April 14, 2023, the Company’s board of directors determined to terminate Dmitry Kozko’s employment with the Company as its Chief Executive Officer without “Cause” (as such term is defined in Mr. Kozko’s employment agreement) effective as of April 19, 2023. In connection with Mr. Kozko’s termination, the Company’s board of directors appointed Stephen Hood as the Company’s new Chief Executive Officer and President. Leadership transitions may be inherently difficult to manage, and inadequate transitions to a new Chief Executive Officer and/or a permanent Chief Financial Officer may cause disruption within the Company. In addition, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted, particularly if we are unable to attract and retain a qualified candidate for any vacant executive office in a timely manner. This may also impact our ability to retain and hire other key members of management.

Risks Related to Ownership of Our Class A Common Stock

Our Class A common stock may be delisted from NASDAQ, which could affect the market price and liquidity of our Class A common stock.

We are required to continually meet NASDAQ’s listing requirements, including, among other things, a minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). As described in a Current Report on Form 8-K filed with the SEC on November 22, 2024, we received a deficiency letter from NASDAQ’s Listing Qualifications Department (the “NASDAQ Staff”) on November 20, 2024 notifying us that we were not in compliance with the Stockholders’ Equity Requirement. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we reported stockholders’ equity of $2,170,911, which was below the Stockholders’ Equity Requirement. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) net income of $500,000 from continuing operations in the most recently completed fiscal year or in two of the three most recently completed fiscal years. As of December 31, 2024, our stockholders’ equity was $1,226,002.

In accordance with NASDAQ rules, we had until January 6, 2025 to submit a plan to the NASDAQ Staff to regain compliance with the Stockholders’ Equity Requirement, which plan we submitted by such date. On March 3, 2025, NASDAQ notified us that based on NASDAQ’s review of the materials we submitted to NASDAQ, the NASDAQ Staff has determined to grant us an extension to regain compliance with the Stockholders’ Equity Requirement, until April 14, 2025, subject to us regaining and evidencing compliance with the Stockholders’ Equity Requirement by such date. In the event we do not regain and evidence compliance with the Stockholders’ Equity Requirement by April 14, 2025, Nasdaq’s staff will provide written notification to us that our securities may be subject to delisting.

To regain compliance with the Stockholders’ Equity Requirement, we plan to negotiate and implement equity financing transactions and negotiate a reduction or extinguishment of our purchase commitment liabilities; provided that there can be no assurances that such financing transactions and reductions of our purchase commitment liabilities will be consummated or that they will achieve their intended effects.

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

These limitations of liability will not apply to liabilities arising under the federal or state securities laws and will not affect the availability of equitable remedies such as injunctive relief or rescission. Our certificate of incorporation also provides that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for a breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions, such as recessions, or interest rate changes and financial market instability or disruptions to the banking system due to bank failures may seriously affect the market price of our Class A common stock, regardless of our actual operating performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of maintaining the safety and security of our systems and data and have implemented a holistic process for overseeing and managing cybersecurity and related risks. We depend on the accuracy, capacity, and security of our information technology systems and those used by our third-party service providers. To protect the confidentiality, integrity, and availability of our critical systems and information, we have developed and implemented a cybersecurity risk management program that includes a cybersecurity incident response plan. Our cybersecurity risk management program covers our business and was crafted following frameworks established by the National Institute of Standards and Technology. While using these frameworks guides our approach to identifying, assessing, and managing cybersecurity risks relevant to our business, it does not imply compliance with any specific technical standards, specifications or requirements. The program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. In addition, our program emphasizes the maintenance of controls and procedures for the prompt escalation of certain cybersecurity incidents, conducting cybersecurity risk assessments, regularly assessing and deploying technical safeguards, establishing incident response and recovery plans, and providing relevant privacy and cybersecurity information to employees to enhance awareness and response to cybersecurity threats.

As of the date of this Report, we are not aware of any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Governance

The Board of Directors, along with its Audit Committee, oversees the management of cybersecurity risks and receives quarterly reports from management on the detection and remediation of cybersecurity incidents, as well as on material security risks and vulnerabilities. Through our outsourced managed service provider, we are informed about, and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of, and participation in the monitoring systems and processes described above. The information about such incidents is reported to the Company’s Chief Executive Officer and Chief Financial Officer, who then would report such information to the Company’s Board of Directors, in some cases, earlier than the regular quarterly reports depending on the nature and severity of the incident.

Item 2. Properties

Our corporate headquarters is located in Miami, Florida and currently consists of approximately 2,000 square feet of office space. We also lease an office in Silverstone, England. Both offices are used by our Gaming and Esports operating segments.

Item 3. Legal Proceedings

We are involved in various routine legal proceedings incidental to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of our income for that particular period. See Note 11 – Commitments and Contingencies – Litigation in our consolidated financial statements for additional information.

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

Holders

As of March 20, 2025, there were approximately 10 holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

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

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	97,366	$61.83	2,634
Equity compensation plans not approved by stockholders	21,394	4.32	-
Total	118,760		2,634

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal years ended December 31, 2024 and 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report, including in the “Business” section and “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or the consolidated financial statements and related notes.

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

On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC. Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we had a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that were in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). For fiscal years 2024 and 2023, 52% and 72% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

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

We are required to continually meet NASDAQ’s listing requirements, including, among other things, a minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). As described in a Current Report on Form 8-K filed with the SEC on November 22, 2024, we received a deficiency letter from NASDAQ’s Listing Qualifications Department (the “NASDAQ Staff”) on November 20, 2024 notifying us that we were not in compliance with the Stockholders’ Equity Requirement. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we reported stockholders’ equity of $2,170,911, which was below the Stockholders’ Equity Requirement. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) net income of $500,000 from continuing operations in the most recently completed fiscal year or in two of the three most recently completed fiscal years. As of December 31, 2024, our stockholders’ equity was $1,226,002. In accordance with NASDAQ rules, we had until January 6, 2025 to submit a plan to the NASDAQ Staff to regain compliance with the Stockholders’ Equity Requirement, which plan we submitted by such date. If the plan is accepted, NASDAQ can grant an extension of up to 180 calendar days from the date of the Letter for the Company to evidence compliance.

Due to the uncertainty surrounding our ability to raise funding, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets, collaborations and/or merger in addition to the sale of our NASCAR License and Traxion, which was our motorsport and racing games community content platform. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

As of December 31, 2024, we have a total headcount of 39 people, made up of 22 full-time employees and 17 contractors, with 30 people in total dedicated to game development.

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

In addition to the 2022 Restructuring Program, on October 29, 2023, the Company announced a further restructuring of its business due to its ongoing liquidity constraints. The announcement confirmed the closure of the Company’s Australian development studio and resulted in a reduction of the Company’s workforce by approximately 40 employees, the majority of whom were based in Australia and the United Kingdom, representing approximately 40% of the Company’s global workforce at that time. The Company recorded a restructuring expense of approximately $0.5 million related to the workforce reduction, primarily consisting of severance and redundancy costs, in the fourth quarter of fiscal year 2023. The implementation of the workforce reduction, including cash payments, was substantially completed by the end of the fourth quarter of fiscal year 2023.

On October 3, 2024, the Company implemented additional measures intended to continue to bring down its year-over-year operating expense through a reduction of the Company’s workforce primarily in the United States and the United Kingdom by approximately 23 employees and contractors. The workforce reduction impacted approximately 38% of total employees worldwide. The Company recorded a restructuring charge related to the workforce reduction, primarily consisting of severance and redundancy costs of approximately $0.2 million. The Company recognized and paid out the majority of the restructuring charge in the fourth quarter of fiscal year 2024.

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

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
rFactor 2 Q1 2023 Content Update	February 21, 2023, available on PC
NASCAR Heat 5 – Next Gen Car Update*	June 23, 2023, available on PC and consoles
rFactor 2: RaceControl multiplayer	October 5, 2023, available on PC
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 3	December 10, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 4	February 25, 2025, available on PC

*	Pursuant to the NASCAR New Limited License, we had a limited non-exclusive right and license to, among other things, sell these NASCAR games and DLCs through December 31, 2024.

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

Hardware Platforms

We derive most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 45% and 62% of our total revenue for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the sale of products for Microsoft Windows via Steam comprised approximately 45% and 27% of our total revenue, respectively, and the sale of products for mobile platforms comprised approximately 2% and 4% for the years ended December 31, 2024 and 2023. We expect to derive the vast majority of our revenues via Steam during the next twelve months. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released by Sony and Microsoft in November 2020, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest generation of Sony and Microsoft consoles provide “backwards compatibility” (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products.

Concentration of Sales

Our NASCAR products have historically accounted for the majority of our revenue. However, we have worked to diversify our product offerings and revenue from other sources by introducing titles such as KartKraft, rFactor 2, Le Mans Ultimate and the 24 Hours of Le Mans Virtual esports event to our portfolio of product offerings and thereby reducing our dependency on the NASCAR franchise as our substantially sole source of revenue. For example, revenues associated with our NASCAR franchise accounted for approximately 52% and 72% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Following the sale of our NASCAR License and the termination of the NASCAR New Limited License, which allowed us to sell our NASCAR games and DLCs that were in our product portfolio through December 31, 2024, we do not anticipate any more revenues to be generated by NASCAR products.

Retail Distribution

Our physical gaming products are sold through a distribution network with an exclusive partner who specializes in the distribution of games through mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop) and other online retail stores (e.g., Amazon). Due to our modified product release schedule, we recognized minimal revenue from sales of physical gaming products for the years ended December 31, 2024 and 2023.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the years ended December 31, 2024 and 2023, approximately 88% of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We are striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize the Le Mans Virtual Series for the 2023/24 or 2024/25 seasons, we currently plan on organizing the 2025/26 Le Mans Virtual Series to commence this year. We also intend to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans.

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

Reportable Segments

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is our Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We classified our reportable operating segments into (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”) and (ii) the organization and facilitation of esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”).

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses, which historically has been attributable to our NASCAR License prior to its sale and certain other third parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, web hosting costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions. Furthermore, cost of revenues for our Gaming segment includes costs associated with our outsourced code and content development services. Cost of revenues for our esports segment consists primarily of the cost of event staffing and event production.

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

Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

In this section, references to 2024 refer to the fiscal year ended December 31, 2024 and references to 2023 refer to the fiscal year ended December 31, 2023.

Revenues

	For the Year Ended December 31,		Change
	2024	2023	$	%
Revenues:
Gaming	$8,687,462	$6,619,502	$2,067,960	31.2%
Esports	-	290,172	(290,172)	(100)%
Total Revenues	$8,687,462	$6,909,674	$1,777,788	25.7%

Consolidated revenues were $8.7 million and $6.9 million for 2024 and 2023, respectively, an increase of $1.8 million, or 25.7%, when compared to the prior year.

Gaming segment revenues represented 100% and 95.8% of our total 2024 and 2023 revenues, respectively, increasing by $2.1 million, or 31.2%, when compared to the prior year. The increase in Gaming segment revenues was primarily due to $3.0 million in digital game and downloadable content sales relating to sales of Le Mans Ultimate released on PC in February 2024, offset by $0.5 million and $0.4 million in lower revenues for NASCAR and rFactor 2 titles, respectively.

Esports segment revenues represented 0% and 4.2% of our total 2024 and 2023 revenues, respectively, decreasing by $0.3 million, or 100%, when compared to the prior year. The decrease in Esports segment revenue was due to us not organizing a Le Mans Virtual Series (“LMVS”) event in 2024, resulting in no earned sponsorship or events revenue in 2024.

Cost of Revenues

	For the Year Ended December 31,		Change
	2024	2023	$	%
Cost of Revenues:
Gaming	$3,225,750	$3,245,740	$(19,990)	(0.6)%
Esports	-	374,755	(374,755)	(100.0)%
Total Cost of Revenues	$3,225,750	$3,620,495	$(394,745)	(10.9)%

Consolidated cost of revenues were $3.2 million and $3.6 million for 2024 and 2023, respectively, a decrease of $0.4 million, or 10.9%, when compared to the prior year.

Gaming segment cost of revenues represented 100% and 89.6% of our total 2024 and 2023 cost of revenues, respectively, decreasing by less than $0.1 million, or 0.6%, when compared to the prior year. The decrease in Gaming segment cost of revenues was primarily driven by a $0.7 million reduction in royalty and licensing fees, mainly related to our NASCAR titles as a direct result of lower game sales for the franchise compared to the prior year, offset by an increase of $0.7 million in amortization.

Esports segment cost of revenues represented 0% and 10.4% of our total 2024 and 2023 cost of revenues, respectively, decreasing by $0.4 million, or 100%, when compared to the prior year. The decrease in Esports segment cost of revenues was due to us not organizing an LMVS event in 2024.

Gross Profit

	For the Year Ended December 31,		Change
	2024	2023	$	%
Gross Profit (Loss):
Gaming	$5,461,712	$3,373,762	$2,087,950	61.9%
Esports	-	(84,583)	84,583	(100.0)%
Total Gross Profit	$5,461,712	$3,289,179	$2,172,533	66.1%

Gaming – Gross Profit Margin	62.9%	51.0%
Esports – Gross (Loss) Profit Margin	-%	(29.1)%
Total Gross Profit Margin	62.9%	47.6%

Consolidated gross profit was $5.5 million and $3.3 million for 2024 and 2023, respectively, an increase of $2.2 million, or 66.1%, when compared to the prior year. Gross profit margin was 62.9% in 2024, compared to 47.6% in 2023. The increase in our Gaming segment gross profit of $2.4 million, and corresponding increase in gross profit margin, was primarily due to higher gaming revenues, particularly related to increased digital game revenues as a result of the release of Le Mans Ultimate on PC in February 2024. The increase in gross profit for the Gaming segment was also attributable to lower cost of revenues due to decreased royalty payments resulting from the decrease in NASCAR game sales compared to the prior year.

Esports segment gross profit was $0 million for 2024, compared to a loss of $0.1 million for 2023, representing a gross profit margin of 0.0% and a loss of 29.1% for 2024 and 2023, respectively. As explained above, we did not organize an LMVS event in 2024.

Operating Expenses

	For the Year Ended December 31,		Change
	2024	2023	$	%
Operating Expenses:
Sales and marketing	$739,098	$1,690,772	$(951,674)	(56.3)%
Development	3,378,346	7,237,154	(3,858,808)	(53.3)%
General and administrative	6,883,468	9,367,030	(2,483,562)	(26.5)%
Impairment of intangible assets	-	4,004,627	(4,004,627)	(100.0)%
Depreciation and amortization	208,652	398,701	(190,049)	(47.7)%
Total Operating Expenses	$11,209,564	$22,698,284	$(11,488,720)	(50.6)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.7 million and $1.7 million for 2024 and 2023, respectively, representing a $1.0 million, or 56.3% decrease when compared to the prior year. The reduction in sales and marketing expenses was primarily driven by a $0.9 million reduction in payroll and employee-related expense as a result of lower headcount, as well as a $0.1 million reduction in software expenses, when compared to the prior year.

Development

Development expenses were $3.4 million and $7.2 million for 2024 and 2023, respectively, representing a decrease of $3.9 million, or 53.3%, when compared to the prior year. The reduction in development expense was primarily driven by a $2.8 million decrease in payroll as a result of lower headcount, as well as a $1.1 million decrease in external development services, when compared to the prior year.

General and Administrative

General and administrative (“G&A”) expenses were $6.9 million and $9.4 million for 2024 and 2023, respectively, a decrease of $2.5 million, or 26.5%, when compared to the prior year. The reduction in G&A expense was primarily driven by a $1.4 million reduction in payroll and employee-related expenses due to lower headcount period over period, a $0.6 million reduction in severance and insurance costs, respectively, as well as a $0.3 million reduction in rent and office expense. This was partially offset by a $0.4 million increase in legal and professional fees.

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

Depreciation and Amortization

Depreciation and amortization expenses were $0.2 million and $0.4 million for 2024 and 2023, respectively, representing a decrease of $0.2 million or 47.7%, when compared to the prior year. The decrease was primarily due to some fixed assets being fully depreciated in 2023.

Gain from Settlement of License Liabilities

Gain from settlement of license liabilities of $3.2 million for 2024 is primarily comprised of a $2.4 million gain stemming from a Settlement and License Agreement with INDYCAR LLC executed on May 17, 2024 and a gain of $0.6 million related to the Settlement Agreement with BARC (TOCA) LIMITED, the exclusive promoter of the British Touring Car Championship on April 12, 2024.

Other Operating Income

Other operating income was $0.8 million for 2024, compared to $3.0 million for 2023, a decrease of $2.2 million compared to the prior year. Other operating income of $0.8 million for 2024 is comprised of $0.5 million related to the sale of our NASCAR License to iRacing in October 2023 and a $0.3 million gain from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024. Other operating income of $3.0 million for 2023 is entirely comprised of the gain related to the sale of our NASCAR License to iRacing in October 2023.

Interest Expense

Interest expense was $0.1 million and $0.8 million for 2024 and 2023 primarily from non-cash interest accretion of our INDYCAR and BTCC license liabilities, which were both fully settled in the second quarter of 2024.

Other (Expense) Income, net

Other expense, net for 2024 was $1.2 million, compared to other income, net of $2.8 million for 2023, a decrease of $4.0 million compared to the prior year. Other expense, net of $1.2 million for 2024 was primarily comprised of $1.3 million in foreign currency losses arising from remeasuring transactions denominated in a currency other than U.S. dollars, offset by $0.1 million in rental income. Other income, net of $2.8 million for 2023 was comprised of $0.8 million in foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. dollars, $0.7 in insurance reimbursement for litigation, $0.6 million gain due to reduction of license liabilities arising from the termination of the Company’s INDYCAR license in November 2023, $0.5 million gain from the reduction in the fair value of liability settled stock warrants, and $0.2 million in rental income.

Other Comprehensive Income (Loss)

Other comprehensive income was $1.1 million for 2024, compared to other comprehensive loss of $1.0 million for 2023. The $2.1 million increase in other comprehensive income was primarily due to activity in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was $0.3 million for 2024 and $0 for 2023. The variance was attributed to an increase in net losses in the Le Mans Esports Series Ltd joint venture.

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

Following our IPO, we have financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit and sales of our equity securities.

On July 29, 2024, we completed a registered direct offering and a concurrent private placement (the “July 2024 Offerings”) with H.C. Wainwright & Co., LLC acting as the exclusive placement agent, which offerings raised approximately $1.0 million in gross proceeds before deducting the placement agent’s fees and other offering expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2024	2023

Cash and Cash Equivalents	$859,271	$1,675,210
Working Capital (Deficiency)	$(2,225,300)	$(4,074,346)

For the year ended December 31, 2024, we incurred a net loss of $3.0 million and negative cash flows from operations of approximately $2.8 million. As of December 31, 2024, we had an accumulated deficit of $91.8 million and cash and cash equivalents of $0.9 million, which increased to $1.2 million as of February 28, 2025. We do not believe that our current capital resources will be sufficient to fund our operations over the next year. Based on our current expected level of operating expenditures and cash and cash equivalents on hand and anticipated revenue, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months subsequent to the issuance of the consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. Management is actively pursuing financing and other strategic plans, however, we do not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when we need it on terms that will be acceptable to us, or at all. There can be no assurance that we will be able to raise funds by selling additional securities, which sales, if successful, could dilute the ownership interest of our existing shareholders. The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to further reduce overhead costs and our cash obligations in the short term, as needed. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

For the year ended December 31, 2024, we experienced an average net cash burn from operations of approximately $0.2 million per month, and while we have taken measures to reduce our costs, we expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. Based on our cash and cash equivalents position and our average cash burn, we believe that we do not have sufficient cash on hand to fund our operations over the next year and that additional funding will be required in order to continue operations.

Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products and maintain existing titles, and certain capital expenditures.

In order to address our liquidity shortfall, we continue to explore several options, including, but not limited to: (i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); (ii) other strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets in addition to the past sales of our NASCAR License and Traxion; and (iii) cost reduction and restructuring initiatives, each of which is described more fully below.

On October 3, 2024, we implemented additional measures intended to continue to bring down our year-over-year operating expense through a reduction of our workforce primarily in the United States and the United Kingdom by approximately 23 employees and contractors. The workforce reduction impacted approximately 38% of total employees worldwide. We recorded a restructuring charge related to the workforce reduction, primarily consisting of severance and redundancy costs of approximately $0.2 million. We recognized and paid out the majority of the restructuring charge in the fourth quarter of fiscal year 2024.

On July 29, 2024, we completed the July 2024 Offerings, which raised approximately $1.0 million in gross proceeds before deducting the placement agent’s fees and other offering expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

In March 2023, we entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act. During the year ended December 31, 2024, we did not sell any shares of Class A common stock pursuant to the terms of the ED Agreement. At the time we filed an initial prospectus supplement in connection with the offering of our shares of Class A common stock pursuant to the ED Agreement, the aggregate market value of the shares of Class A common stock eligible for sale under such prospectus supplement was approximately $2.9 million, which was based on the limitations of such offerings under SEC Regulations. On July 26, 2024, we filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to our present liquidity position and expected future funding requirements, even if we filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via our ATM program, such proceeds would not be sufficient to satisfy our ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options we are exploring. Further, there can be no assurance we will be able to obtain funds via our ATM program, should we choose to sell shares under the ED Agreement, nor can there be any other assurance that we can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy our future needed liquidity and capital resources.

Due to the continuing uncertainty surrounding our ability to raise funding in the form of potential Capital Financing, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets in addition to the past sales of our NASCAR License and Traxion. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which may include further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

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

If we are unable to satisfy our capital requirements, we could be required to adopt one or more of the following alternatives:

●	delaying the implementation of or revising certain aspects of our business strategy;
●	further reducing or delaying the development and launch of new products and events;
●	further reducing or delaying capital spending, product development spending and marketing and promotional spending;
●	selling additional assets or operations;
●	seeking additional loans from third parties;
●	further reducing other discretionary spending;
●	entering into financing agreements, collaborations or mergers on unattractive terms; and/or
●	significantly curtailing or discontinuing operations or dissolving and liquidating our assets under the bankruptcy laws or otherwise.

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

Even if we do secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of our products due to the disposition of key assets, such as the sale of our NASCAR License and Traxion, further changes our product roadmap and/or our inability to deliver new products for our various other licenses; less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from our existing or new products or from our advertising and/or marketing plans; or if our expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity position may continue to be insufficient to satisfy our future capital requirements. If we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

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

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash Flows From Operating Activities

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $2.8 million and $13.7 million, respectively. The net cash used in operating activities for the year ended December 31, 2024 was primarily a result of cash used to fund a net loss of $3.0 million, adjusted for net non-cash adjustments in the amount of $0.3 million and $0.1 million of cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2023 was primarily a result of cash used to fund a net loss of $14.3 million, adjusted for net non-cash adjustments in the amount of $4.2 million and $3.6 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $1.2 million, which was primarily attributable to $1.0 million in proceeds from the sale of the Company’s NASCAR License and $0.2 million from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024. Net cash provided by investing activities for the year ended December 31, 2023 was $4.2 million, which was primarily attributable to the proceeds from the sale of the Company’s NASCAR License, offset by the purchase of a new limited License that allows the Company to sell NASCAR games and DLCs that are currently in its product portfolio through December 31, 2024.

Cash Flows From Financing Activities

Net cash provided by financing activities during the years ended December 31, 2024 and 2023 was $0.8 million and $9.9 million, respectively. Cash flows provided by financing activities during the year ended December 31, 2024 were primarily attributable to $0.9 million raised in connection with shares sold in the July 2024 Offerings, offset by a $0.1 million payment for purchase commitments. Cash flows provided by financing activities for the year ended December 31, 2023 were primarily attributable to $0.6 million raised in connection with shares sold under the Alumni Purchase Agreement (as defined below) and $10.4 million raised in connection with shares sold in the Company’s registered direct offerings, partially offset by $0.9 million of payments for purchase commitment liabilities relating to a portion of the deferred installment amount due in connection with our acquisition of Studio397 and $0.3 million of payments for game license liabilities.

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

On September 8, 2022, we entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to us in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or we generate positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving us of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of our Class A common stock. See Note 7 – Related Party Loans in our consolidated financial statements in this Report for further information. As of December 31, 2024, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of December 31, 2024, the $12 million Line of Credit remains in place. However, we believe that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore we do not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On July 29, 2024, we completed the July 2024 Offerings with certain investors, which raised approximately $1.0 million in gross proceeds (the “$1.0 million RDO”) before deducting $0.1 million in placement agent’s fees and other offering expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes. In connection with the $1.0 million RDO, we issued Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock. The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. We also issued to the designees of H.C. Wainwright & Co., LLC warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation for acting as placement agent in connection with the $1.0 million RDO. As of December 31, 2024, the Purchase Warrants and Placement Agent Warrants have not been approved by stockholders.

On February 1, 2023, we issued 183,020 shares of our Class A common stock in a registered direct offering priced at-the-market under NASDAQ rules, with a fair market value of approximately $3.9 million (the “$3.9 million RDO”), before deducting placement agent fees and other offering expenses payable by us. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the $3.9 million RDO, pursuant to the engagement letter with us, dated as of January 9, 2023. In connection with the $3.9 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $50,000 and closing fees of $15,950. We have also issued to Wainwright warrants to purchase up to 10,981 shares of Class A common stock, which is equal to 6.0% of the aggregate number of shares of Class A common stock placed in the $3.9 million RDO, at an exercise price of $26.75 per share and will expire five years from the closing of the $3.9 million RDO.

On February 2, 2023, we issued 144,366 shares of our Class A common stock in a registered direct offering priced at-the-market under NASDAQ rules, with a fair market value of approximately $3.4 million (the “$3.4 million RDO”), before deducting placement agent fees and other offering expenses payable by us. Wainwright acted as the exclusive placement agent for the $3.4 million RDO. In connection with the $3.4 million RDO, we paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds from the registered direct offering, non-accountable expenses of $25,000 and closing fees of $15,950. We have also issued to Wainwright warrants to purchase up to 8,662 shares of Class A common stock, which is equal to 6.0% of the aggregate number of shares of Class A common stock placed in the $3.4 million RDO, at an exercise price of $29.375 per share and will expire five years from the closing of the $3.4 million RDO.

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

Capital Expenditures

The nature of our operations do not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of December 31, 2024.

Material Cash Requirements

As of December 31, 2024, our material cash requirements were as follows:

	Payments due by period
		Less than	1-3
	Total	1 Year	Years
Operating Activities:
Operating lease obligations	$60,471	$36,283	$24,188

Financing Activities:
Purchase commitments for Studio397 B.V. acquisition	918,198	918,198	-
Total	$978,669	$954,481	$24,188

The Company intends to fund these material cash requirements with a combination of cash generated from operations, as well as future funding arrangements that as of December 31, 2024 have not been determined. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Please see “—Liquidity and Going Concern” above and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties – Liquidity in our consolidated financial statements for further details on the Company’s going concern position as of December 31, 2024.

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

Revenue Recognition - Identifying Performance Obligations

We generate revenue primarily through the sale of digital and physical video game titles, including extra content, principally for the console, PC and mobile platforms. In addition, we generate additional revenues through esports activities including sponsorships and participation fees.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, we must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation. Our sales of games with services are evaluated to determine whether the software license, future update rights and the online hosting are distinct and separable. Sales of games with services are generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting. This policy is critical due to the subjective judgment involved along with the significant impact that the conclusion would have on the timing of revenue recognition.

Revenue Recognition - Determining and Allocating the Transaction Price

We determine the transaction price based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction

Allocating the transaction price requires us to determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include historical internal pricing data and pricing data from competitors, to the extent the data is available. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.

Revenue Recognition - Determining the Estimated Offering Period

The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the average period of time customers are online when estimating the offering period. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated seven-month period beginning in the month of sale.

Revenue Recognition - Principal Versus Agent Considerations

We evaluate sales to end customers of our full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Nintendo’s eShop, Apple’s App Store, Steam and Google’s Play Store, to determine whether we are acting as the principal or agent in the sale to the end customer. Key indicators we evaluate in determining gross versus net treatment include but are not limited to the following:

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

Based on an evaluation of the above indicators, we determined that, apart from contracts with customers where revenue is generated via the Apple’s App Store or Google Play Store, the third party is considered the principal with the end customer and, as a result, we report revenue net of the fees retained by the storefront. For contracts with customers where revenues are generated via the Apple’s App Store or Google’s Play Store, we have determined that we are the principal and, as a result, we report revenues on a gross basis, with mobile platform fees included within cost of revenues.

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

The principal assumptions used in our cost to recreate model for the interim and annual impairment reviews completed during the year ended December 31, 2024 were:

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

When evaluating the adequacy of our sales allowances and price protection reserves, the Company analyzes the following: historical credit allowances, current sell-through of channel partners’ inventory of the Company’s products, current trends in retail and the video game industry, changes in customer demand, acceptance of products, and other related factors. In addition, the Company monitors the volume of sales to its channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher-than-expected returns or higher price protection in subsequent periods. For the year ended December 31, 2023, the principal assumptions used to develop our sales allowances and price protection reserves were expected future selling prices and expected future sell-through of units in the channel. Sales allowances and price protection reserves were not applicable as of December 31, 2024 due to the sale of the Company’s NASCAR License in October 2023.

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

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for the years ended December 31, 2024 and 2023).

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, a measure used by management to assess our operating performance, is defined as EBITDA, which is net loss plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities (ii) gain on sale of NASCAR License (iii) impairment of intangible assets; (iv) loss contingency expense and (v) stock-based compensation expenses.

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

The Non-GAAP Measure is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue, income/loss from operations, net loss, or cash flows from operations or as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. Additionally, the Non-GAAP Measure is not intended to be a measure of free cash flows available for our discretionary use, as it does not consider certain cash requirements, such as interest payments, tax payments, working capital requirements and debt service requirements. The Non-GAAP Measure has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for our results as reported under U.S. GAAP. Management compensates for the limitations of using the Non-GAAP Measure by using it to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than would be presented by using only measures in accordance with U.S. GAAP. Because not all companies use identical calculations, the Non-GAAP Measure may not be comparable to other similarly titled measures of other companies.

The following table provides a reconciliation from net loss to Adjusted EBITDA for the respective periods presented:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(3,048,071)	$(14,323,185)
Interest expense, net	120,757	772,989
Depreciation and amortization (1)	2,589,437	2,115,430
EBITDA	(337,877)	(11,434,766)
Loss contingency expenses	-	232,359
Gain from settlement of license liabilities	(3,248,000)	-
Gain on sale of NASCAR License	(500,000)	(3,037,341)
Impairment of intangible assets	-	4,004,627
Stock-based compensation	152,959	957,302
Adjusted EBITDA	$(3,932,918)	$(9,277,819)

(1)	Includes $2,382,785 and $1,716,729 of amortization expenses included in cost of revenues for the years ended December 31, 2024 and 2023, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Motorsport Games Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Motorsport Games Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, New York

March 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Motorsport Games Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Motorsport Games Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORTON LLP

We served as the Company’s auditor from 2021 to 2024.

Miami, Florida

April 1, 2024 (except for Note 14, as to which the date is March 20, 2025)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Assets

Current assets:
Cash and cash equivalents	$859,271	$1,675,210
Accounts receivable, net of allowances of $0 and $450,000 as of December 31, 2024 and 2023, respectively	1,446,990	735,839
Prepaid expenses and other current assets	490,221	1,106,848
Total Current Assets	2,796,482	3,517,897
Property and equipment, net	55,437	247,693
Operating lease right of use assets	51,004	197,307
Intangible assets, net	3,365,298	5,795,807
Total Assets	$6,268,221	$9,758,704

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,976,211	$813,659
Accrued expenses and other current liabilities	1,070,063	1,891,315
Due to related parties	26,211	77,716
Purchase commitments	918,198	4,656,538
Operating lease liabilities (current)	31,099	153,015
Total Current Liabilities	5,021,782	7,592,243
Operating lease liabilities (non-current)	16,309	45,659
Other non-current liabilities	4,128	31,098
Total Liabilities	5,042,219	7,669,000

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.0001 par value; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 and 100,000,000 shares; 3,183,558 and 2,722,728 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	315	269
Class B common stock, $0.0001 par value; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	70	70
Additional paid-in capital	92,960,275	91,923,311
Accumulated deficit	(91,789,968)	(89,037,012)
Accumulated other comprehensive loss	(674,434)	(1,850,216)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	496,258	1,036,422
Non-controlling interest	729,744	1,053,282
Total Stockholders’ Equity	1,226,002	2,089,704
Total Liabilities and Stockholders’ Equity	$6,268,221	$9,758,704

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Revenues	$8,687,462	$6,909,674
Cost of revenues	3,225,750	3,620,495
Gross profit	5,461,712	3,289,179

Operating expenses:
Sales and marketing [1]	739,098	1,690,772
Development [2]	3,378,346	7,237,154
General and administrative [3]	6,883,468	9,367,030
Impairment of intangible assets	-	4,004,627
Depreciation and amortization	208,652	398,701
Total operating expenses	11,209,564	22,698,284
Gain from settlement of license liabilities	3,248,000	-
Other operating income	750,000	3,037,341
Loss from operations	(1,749,852)	(16,371,764)
Interest expense	(120,757)	(772,989)
Other (expense) income, net	(1,177,462)	2,821,568
Net loss	(3,048,071)	(14,323,185)
Less: Net loss attributable to non-controlling interest	(295,115)	-
Net loss attributable to Motorsport Games Inc.	$(2,752,956)	$(14,323,185)

Net loss per Class A common share attributable to Motorsport Games Inc.:
Basic and diluted	$(0.94)	$(5.56)
Weighted-average shares of Class A common stock outstanding:
Basic and diluted	2,922,091	2,577,451

[1]	Includes related party expenses of $0 and $17,076 for the years ended December 31, 2024 and 2023, respectively.

[2]	Includes related party expenses of $0 and $51,516 for the years ended December 31, 2024 and 2023, respectively.

[3]	Includes related party expenses of $226,272 and $379,944 for the years ended December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2024	2023
Net loss	$(3,048,071)	$(14,323,185)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,147,359	(967,911)
Comprehensive loss	(1,900,712)	(15,291,096)
Comprehensive loss attributable to non-controlling interests	(323,538)	(51,101)
Comprehensive income (loss) attributable to Motorsport Games Inc.	$(1,577,174)	$(15,239,995)

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total-Stockholders’ Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balances - January 1, 2023	1,183,812	$117	700,000	$70	$76,446,061	$(74,713,827)	$(933,406)	$799,015	$1,104,383	$1,903,398
Issuance of common stock, net	734,741	74	-	-	10,571,460	-	-	10,571,534	-	10,571,534
Issuance of common stock for extinguishment of related party debt	780,385	78	-	-	3,948,488	-	-	3,948,566	-	3,948,566
Stock-based compensation	23,790	-	-	-	957,302	-	-	957,302	-	957,302
Other comprehensive loss	-	-	-	-	-	-	(916,810)	(916,810)	(51,101)	(967,911)
Net loss	-	-	-	-	-	(14,323,185)	-	(14,323,185)		(14,323,185)
Balances - December 31, 2023	2,722,728	$269	700,000	$70	$91,923,311	$(89,037,012)	$(1,850,216)	$1,036,422	$1,053,282	$2,089,704
Issuance of common stock, net	460,830	46	-	-	884,005	-	-	884,051	-	884,051
Stock-based compensation	-	-	-	-	152,959	-	-	152,959	-	152,959
Other comprehensive income (loss)	-	-	-	-	-	-	1,175,782	1,175,782	(28,423)	1,147,359
Net loss	-	-	-	-	-	(2,752,956)	-	(2,752,956)	(295,115)	(3,048,071)
Balances at December 31, 2024	3,183,588	$315	700,000	$70	$92,960,275	$(91,789,968)	$(674,434)	$496,258	$729,744	$1,226,002

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,048,071)	$(14,323,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Traxion	(250,000)	-
Loss on impairment of intangible assets	-	4,004,627
Gain from settlement of license liabilities	(3,248,000)	-
Loss on disposal of property and equipment	2,946	610
Gain on sale of NASCAR License	(500,000)	(3,037,341)
Loss (gain) on foreign currency exchange rates	1,325,673	(735,679)
Depreciation and amortization	2,589,437	2,115,430
Purchase commitment and license liability interest accretion	86,660	646,022
Non-cash lease expense	148,713	774,482
Stock-based compensation	152,959	957,302
Changes in the fair value of warrants	(26,970)	(446,902)
Sales return and price protection reserves	-	(25,427)
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts receivable	(718,463)	1,374,897
Due from related parties	-	206,035
Operating lease liabilities	(151,266)	(799,146)
Prepaid expenses and other assets	166,627	(59,021)
Accounts payable	2,167,498	(1,640,692)
Due to related parties	(52,041)	(562,481)
Accrued expenses and other liabilities	(1,483,848)	(2,101,392)
Net cash used in operating activities	$(2,838,146)	$(13,651,861)

Cash flows from investing activities:
Proceeds from sale of NASCAR License	1,000,000	5,000,000
Purchase of intangible assets	-	(757,500)
Proceeds from the sale of property and equipment	6,500	-
Proceeds from the sale of Traxion	200,000	-
Purchase of property and equipment	(25,015)	(31,653)
Net cash provided by investing activities	$1,181,485	$4,210,847

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(50,000)	(850,000)
Issuance of common stock from stock purchase commitment agreement	-	644,750
Issuance of common stock from registered direct offerings, net	884,051	10,404,784
Payment of license liabilities	-	(262,500)
Net cash provided by financing activities	$834,051	$9,937,034

Effect of exchange rate changes on cash and cash equivalents	6,671	199,884

Net (decrease) increase in cash and cash equivalents	(815,939)	695,904

Total cash and cash equivalents at beginning of the year	$1,675,210	$979,306

Total cash and cash equivalents at the end of the year	$859,271	$1,675,210

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$34,097	$415,046

Non-cash investing and financing activities:
Shares issued to Driven Lifestyle Group LLC for extinguishment of related party loan	$-	$3,948,556
Extinguishment of Driven Lifestyle Group LLC related party loan for Class A shares	$-	$(3,948,566)
Issuance of warrants in connection with registered direct offerings	$-	$39,852
Receivable from sale of NASCAR License	$-	$500,000

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had a net loss of $3.0 million and negative cash flows from operations of $2.8 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $91.8 million and cash and cash equivalents of $0.9 million, which increased to $1.2 million as of February 28, 2025.

For the year ended December 31, 2024, the Company experienced an average net cash burn from operations of approximately $0.2 million per month, and while it has taken measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

The Company’s future liquidity and capital requirements include funds to support the planned costs to operate its business, including amounts required to fund working capital, support the development and introduction of new products, maintain existing titles, and certain capital expenditures.

In order to address its liquidity shortfall, the Company continues to explore several options, including, but not limited to: (i) additional funding in the form of potential equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”); (ii) other strategic alternatives for its business, including, but not limited to, the sale or licensing of the Company’s assets in addition to the recent sales of its NASCAR License (as defined below) and Traxion, which was the Company’s motorsport and racing games community content platform; and (iii) cost reduction and restructuring initiatives, each of which is described more fully below.

On October 3, 2024, the Company implemented additional measures intended to continue to bring down its year-over-year operating expense through a reduction of the Company’s workforce primarily in the United States and the United Kingdom by approximately 23 employees and contractors. The workforce reduction impacted approximately 23 individuals or 38% of the Company’s employees worldwide. The Company recorded a restructuring charge related to the workforce reduction, primarily consisting of severance and redundancy costs of approximately $0.2 million, which are primarily recorded in development expenses in the accompanying consolidated statements of operations. The Company recognized and paid out the majority of the restructuring charge in the fourth quarter of fiscal year 2024.

On July 29, 2024, the Company completed the July 2024 Offerings (as defined below), a registered direct offering and concurrent private placement with H.C. Wainwright & Co., LLC acting as the exclusive placement agent, which offerings raised approximately $1.0 million in gross proceeds before deducting the placement agent’s fees and other offering expenses. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

On March 31, 2023, the Company entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may issue and sell shares of its Class A common stock having an aggregate gross offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). At the time the Company filed an initial prospectus supplement in connection with the offering of its shares of Class A common stock pursuant to the ED Agreement, the aggregate market value of the shares of Class A common stock eligible for sale under such prospectus supplement was approximately $2.9 million, which was based on the limitations of such offerings under SEC Regulations. No sales were made pursuant to the ED Agreement during the year ended December 31, 2024. On July 26, 2024, the Company filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to the Company’s present liquidity position and expected future funding requirements, even if the Company filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via its ATM program, such proceeds would not be sufficient to satisfy its ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options being explored by the Company. Further, there can be no assurance the Company will be able to obtain funds via its ATM program, should it choose to sell shares under the ED Agreement, nor can there be any other assurance that the Company can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy its future needed liquidity and capital resources.

Due to the continuing uncertainty surrounding the Company’s ability to raise funding in the form of potential Capital Financing, and in light of its liquidity position and anticipated future funding requirements, the Company continues to explore other strategic alternatives and potential options for its business, including, but not limited to, the sale or licensing of certain of the Company’s assets in addition to the past sales of its NASCAR License and Traxion.

If any such additional strategic alternative is executed, it is expected it would help to improve the Company’s working capital position and reduce overhead expenditures, thereby lowering the Company’s expected future cash-burn, and providing some short-term liquidity relief. Nonetheless, even if the Company is successful in implementing one or more additional strategic alternatives, the Company will continue to require additional funding and/or further cost reduction measures in order to continue operations, which may include further restructuring of its business and operations. There are no assurances that the Company will be successful in implementing any additional strategic plans for the sale or licensing of its assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

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

The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition criteria, including allowances for returns and price protection, as well as current expected credit losses, valuation allowance of deferred income taxes, the recognition and disclosure of contingent liabilities, intangible assets impairment testing, and stock-based compensation valuation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these consolidated financial statements. These reclassifications had no effect on the prior year’s net loss.

Non-controlling interests

Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. For the joint venture with Automobile Club de l’Ouest discussed in Note 11 – Commitments and Contingencies, the Company further determined the hypothetical liquidation at book value method (“HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangement. Under the HLBV Method, the Company allocates recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

Correction of an Immaterial Error in Previously Issued Financial Statements

The Company has revised the presentation of net loss attributable to the non-controlling interest in the joint venture with Automobile Club de l’Ouest discussed in Note 11 – Commitments and Contingencies, to correct an immaterial error in the presentation of related the non-controlling interest. This correction decreased net loss and comprehensive loss attributable to non-controlling interests, increased net loss and comprehensive loss attributable to Motorsport Games, Inc. by $1,272,046 and increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.50 for the year ended December 31, 2023. Furthermore, this correction decreased stockholders’ deficit attributable to non-controlling interests and decreased stockholders’ equity attributable to Motorsport Games Inc. by $2,006,742 as of December 31, 2023. This correction also increased stockholders’ equity attributable to non-controlling interests and decreased stockholders’ equity attributable to Motorsport Games Inc. by $734,696 as of January 1, 2023.

In addition, the Company has revised the statement of cash flow for the year ended December 31, 2023 to revise the presentation of net cash used in operating activities to include a gain on foreign currency exchange rates that was previously included in the effect of exchange rate changes on cash and cash equivalents. As a result, net cash used in operating activities and the effect of exchange rate changes on cash and cash equivalents increased by $0.7 million for the year ended December 31, 2023.

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

The Company’s liability-classified warrants are measured at fair value on a recurring basis, with subsequent changes in fair value recognized in earnings. Certain assets, including long-lived assets, right of use assets, indefinite-lived intangible assets, and purchase commitments are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs are classified as Level 3. Other financial instruments, including cash and cash equivalents, accounts receivable, prepaid and other assets, accounts payable, accrued expenses, and other current liabilities are carried at cost, which approximate their fair values due to their short-term nature.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the creditworthiness of the financial institutions. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in foreign bank accounts were approximately $0.2 million and $0.4 million as of December 31, 2024 and 2023, respectively.

Accounts Receivable

Accounts receivables are carried at their contractual amounts, less an allowance for returns and price protection, net of expected credit losses.

The Company determines its allowances for returns and price protection based on previous experience, existing and expected future economic and market conditions, actual sales and inventories in the distribution channel. See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition – Allowances for Returns and Price Protection for additional details.

As of December 31, 2024 and 2023, the Company determined that the vast majority of its accounts receivable were fully collectible and, accordingly, did not record a material allowance for credit losses. Allowances for returns and price protection represent the difference between the retail distributor purchase order price and the estimated average sell through price. As of December 31, 2024 and 2023, allowances for returns and price protection were approximately $0 and $0.5 million, respectively, and primarily related to the Company’s NASCAR racing video games. With the consummation of the sale of the Company’s NASCAR License to iRacing on October 3, 2023, the Company is no longer the official video game developer and publisher for the NASCAR video game racing franchise and no longer has the exclusive right to create and organize esports leagues and events for NASCAR using its NASCAR racing video games. Accordingly, during the year ended December 31, 2024, the Company no longer had the right to use the NASCAR brand for its products other than a limited non-exclusive right and license to, among other things, sell NASCAR games and downloadable content that were in the Company’s product portfolio through December 31, 2024, and since that date the Company had no further right to use the NASCAR brand for its products.

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

Depreciation of property and equipment is computed utilizing the following useful lives:

Useful Life
Equipment	3 – 5 years
Furniture and fixtures	3 – 5 years
Leasehold improvements	Shorter of remaining lease term or useful life 3 – 10 years

Other Indefinite-Lived Assets

The Company accounts for indefinite-lived assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which requires indefinite-lived assets to be tested for impairment annually or more frequently, if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

The Company performs its annual or interim indefinite-lived asset impairment tests by comparing the fair value of its indefinite-lived assets to their respective carrying values. An entity recognizes an impairment charge for the amount by which the carrying amount of the indefinite-lived asset exceeds its fair value.

In evaluating indefinite-lived assets for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the indefinite-lived asset is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value, then the Company performs a one-step quantitative impairment test by comparing the fair value of an indefinite-lived asset with its carrying amount and recognizes a loss on impairment in the event the carrying value exceeds the fair value.

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

Amortization of the Company’s finite-lived intangible assets has historically been computed using the following useful lives:

Intangible Asset	Useful Life
License agreements	1 - 20 years
Software	6 - 10 years

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

Revenue Recognition

The Company generates revenue primarily through the sale of its digital and physical video game titles, including extra content, principally for the console, PC and mobile platforms. In addition, the Company generates additional revenues through its esports activities including sponsorships and participation fees. The Company’s product and service offerings include, but are not limited to the following:

1.	Premium full games – full games with both online and offline functionality (“Games with Services”), which generally includes (1) the initial game delivered digitally or via physical disc at the time of sale and typically provide access to offline core game content (“software license”); (2) updates on a when-and-if-available basis, such as software patches or updates, and/or additional free content to be delivered in the future (“future update rights”); and (3) a hosted connection for online playability (“online hosting”);

2.	In-game content –Downloadable extra content that is accessible by users on either console or PC platforms, which allows consumers to enhance their gameplay experience;

3.	Esports competition events - Hosting of online esports competitions that generate participation fees and sponsorship revenues; and

4.	Software development – Providing outsourced code and content development services.

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

Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of digital in-game content that are designed to extend and enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for the Company’s Games with Services as discussed above.

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

The following table summarizes revenue recognized under ASC 606 in the consolidated statements of operations:

	For the Year Ended December 31,
	2024	2023
Revenues:
Gaming	$8,687,462	$6,619,502
Esports	-	290,172
Total Revenues	$8,687,462	$6,909,674

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

Principal Versus Agent Considerations

The Company evaluates sales to end customers of its full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Nintendo’s eShop, Apple’s App Store, Steam and Google’s Play Store, to determine whether the Company is acting as the principal or agent in the sale to the end customer. Key indicators that the Company evaluates in determining gross versus net treatment include but are not limited to the following:

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

The Company’s allowances for returns and price protection as of December 31, 2024 and 2023 was approximately $0 and $1.2 million, respectively. The Company recognized less than $0.1 million for sales returns and price protections as a reduction of revenues for the years ended December 31, 2024 and 2023, respectively.

Advertising Costs

The Company generally expenses advertising costs as incurred, with the exception of non-direct advertising campaign costs that are paid for in advance. Prepaid non-direct advertising costs are recognized as prepaid assets and expensed at the start of the advertising campaign, included in “Sales and marketing” in the consolidated statement of operations. The Company incurred $0.1 million and $0.2 million in advertising costs for the years ended December 31, 2024 and 2023, respectively.

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the consolidated balance sheets (Also refer Note 6 – Accrued Expenses and Other Current Liabilities). Revenues for prepaid downloadable content season passes, subscriptions and prepaids collected in advance of the Company’s esports events is recorded as deferred revenue until the event occurs. Development and coding revenues are also recorded as deferred revenue until the Company’s performance obligation is performed. Furthermore, deferred revenue includes payment advances from the Company’s channel partners.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million for the years ended December 31, 2024 and 2023, respectively.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Year Ended December 31,
	2024	2023
Stock options	97,366	74,765
Warrants	33,574	33,574
	130,940	108,339

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of December 31, 2024, the Outstanding Warrants have not been approved by stockholders.

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

The Company recorded a net transaction loss of $1.3 million for the year ended December 31, 2024 and a net transaction gain of approximately $0.8 million for the year ended December 31, 2023. Such amounts have been classified within other (expense) income in the accompanying consolidated statements of operations.

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

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which was issued by the Financial Accounting Standards Board (“FASB”) on November 27, 2023. The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there are no effects of this standard on the Company’s financial position, results of operations or cash flows. This adoption did not have a material impact on the consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following balances as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Furniture and fixtures	$17,906	$17,498
Computer software and equipment	697,473	784,355
Leasehold improvements	162,180	160,606
	877,559	962,459
Less: accumulated depreciation	(822,122)	(714,766)
Property and equipment, net	$55,437	$247,693

Depreciation expense was $0.2 million and $0.3 million for each of the years ended December 31, 2024 and 2023, respectively.

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

In October 2023, the Company sold its NASCAR License to iRacing.com Motorsport Simulations, LLC (“iRacing”). As consideration for such sale and assignment of the NASCAR License and all rights related thereto (“the Assignment”), iRacing paid the Company $5.0 million at closing of the transactions contemplated by the Assignment. In addition, iRacing is obligated under the Assignment to pay the Company an additional (i) $0.5 million payable on the date that is 6 months following such closing and (ii) $0.5 million on the earlier of such date when all NASCAR Games have been removed by the Company from the websites, smart phone applications or other digital portal engaging in sales or providing access to the NASCAR Games, including without limitation Xbox, PlayStation and Switch and all other domain names, web addresses and websites used by the Company in the its business (collectively, the “Business Platforms”), or December 31, 2024, provided that all NASCAR Games have been removed by the Company from the Business Platforms; and in any event no earlier than such date that is one (1) year following the closing of the Assignment. In accordance with this sale, the Company recognized a gain of $0.5 million and $3.0 million, which are included in other operating income on the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, iRacing had paid the full $6.0 million due to the Company under the Terms of the Assignment.

Impairment – Years Ended December 31, 2024 and 2023

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

The Company’s interim impairment assessment as of June 30, 2023 was performed using a qualitative assessment. Based on this assessment, the Company concluded that it was more likely than not that the fair value of its indefinite-lived intangible assets was greater than its carrying value as of June 30, 2023.

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

For the Company’s long-lived asset impairment assessment as of December 31, 2024 and 2023, the Company compared the estimated undiscounted future cash flows generated by the asset group to the carrying amount of the asset group and determined that the undiscounted cash flows were less than the asset group’s carrying value on a held and used basis. Therefore, the Company estimated the fair value of the asset group and determined that the fair value of the asset group exceeded its carrying value, which indicated no impairment. The fair value of the asset group was determined using the present value of cash flows expected to be generated by market participants, discounted at a weighted average cost of capital.

The impairment loss is presented as impairment of intangible assets in the consolidated statements of operations.

The following is a summary of intangible assets as of December 31, 2024 and 2023:

	Licensing Agreements (Finite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreement (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2023	$8,745,008	$8,656,842	$560,000	$212,185	$243,243	$(5,057,048)	$13,360,230
Impairment	(3,600,720)	(487,648)	-	-	(64,927)	148,668	(4,004,627)
Purchase of intangible assets	757,500	-	-	-	-	-	757,500
Amortization	-	-	-	-	-	(1,892,466)	(1,892,466)
Disposal of intangible assets	(3,446,613)	-	-	-	-	1,157,342	(2,289,271)
Foreign currency translation adjustment	(53,494)	(53,257)	-	11,009	1,950	(41,767)	(135,559)
Balance as of December 31, 2023	2,401,681	8,115,937	560,000	223,194	180,266	(5,685,271)	5,795,807
Amortization	-	-	-	-	-	(2,381,170)	(2,381,170)
Foreign currency translation adjustment	(19,938)	(139,869)	-	(21,225)	(10,044)	141,737	(49,339)
Balance as of December 31, 2024	$2,381,743	$7,976,068	$560,000	$201,969	$170,222	$(7,924,704)	$3,365,298
Weighted average remaining amortization period at December 31, 2024	16.2	2.9	-	-	-	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2023	$1,146,010	$3,212,135	$560,000	$138,903	$5,057,048
Disposals	(1,157,342)	-	-	-	(1,157,342)
Amortization expense	463,439	1,387,664	-	41,363	1,892,466
Impairment	(148,668)	-	-	-	(148,668)
Foreign currency translation adjustment	(4,901)	46,668	-	-	41,767
Balance as of December 31, 2023	298,538	4,646,467	560,000	180,266	5,685,271
Amortization expense	902,744	1,478,426	-	-	2,381,170
Foreign currency translation adjustment	-	(131,693)	-	(10,044)	(141,737)
Balance as of December 31, 2024	$1,201,282	$5,993,200	$560,000	$170,222	$7,924,704

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter, excluding future amortization on non-amortizing finite-lived intangible assets of $0.2 million, is as follows:

For the Years Ending December 31,	Total
2025	$988,193
2026	846,424
2027	199,427
2028	128,127
2029	128,127
Thereafter	873,031
$3,163,329

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

The Company’s operating leases have been presented in operating lease right of use assets, operating lease liabilities (current) and operating lease liabilities (non-current), on the Company’s consolidated balance sheets as of December 31, 2024. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Consolidated Statement of Operations Classification	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Short-term operating lease expense	G&A	$63,854	$128,809
Operating lease expense	G&A	124,548	249,604
Total lease costs		$188,402	$378,413

Weighted average remaining lease terms and weighted average discount rates are as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (years)	1.67	3.18
Weighted-average discount rate - operating leases	7.7%	7.5%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$154,377	$211,698

As of December 31, 2024, maturities related to lease liabilities were as follows:

Operating Leases
2025	$26,749
2026	13,374
Total lease payments	$40,123
Less effects of imputed interest	(2,351)
Present value of lease liabilities	$37,772

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2024	2023
Accrued royalties	$148,006	$217,868
Accrued professional fees	68,517	110,008
Accrued development costs	26,925	32,214
Accrued taxes	55,131	40,000
Accrued payroll	191,736	500,522
Deferred revenue	390,463	270,845
Loss contingency reserve (see Note 11)	41,764	545,920
Accrued other	147,521	173,938
Total	$1,070,063	$1,891,315

NOTE 7 – RELATED PARTY LOANS

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

As of December 31, 2024, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of December 31, 2024 and 2023, there was no balance due to Driven Lifestyle under the $12 million Line of Credit.

NOTE 8 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of December 31, 2024 and December 31, 2023. Specifically, the Company owed approximately $23,000 and $0.1 million to entities controlled by Driven Lifestyle as a related party payable as of December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2024 and 2023, approximately $0.2 million, respectively, was paid to related parties in settlement of related party payables. The Company’s corporate headquarters, located in Miami, Florida and consisting of approximately 2,000 square feet of office space, are owned by Driven Lifestyle.

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

For the years ended December 31, 2024 and 2023, the Company incurred $180,000 and $210,000, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the consolidated statements of operations.

NOTE 9 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of December 31, 2024, the Company had 3,183,558 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of December 31, 2024 and 2023, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of December 31, 2024, the warrants had no intrinsic value and a remaining life of 9 months.

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

As of December 31, 2024 and 2023, the Wainwright Warrants were assessed to have a fair value of approximately $4,000 and $31,000, respectively, and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the consolidated balance sheets.

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

July 2024 Securities Purchase Agreement

On July 26, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 351,928 shares (the “Shares”) of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 108,902 shares of Class A common stock, and (iii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock (the “July 2024 Offerings”). The Company raised approximately $1.0 million in gross proceeds from the July 2024 Offerings before deducting $0.1 million in placement agent’s fees and other offering expenses, which it intends to use for working capital and general corporate purposes. The Pre-Funded Warrants were exercised on August 13, 2024.

The offering price per Share and accompanying Purchase Warrants (one Series A Warrant and one Series B Warrant) was $2.17 and the offering price per Pre-Funded Warrant and accompanying Purchase Warrants (one Series A Warrant and one Series B Warrant) was $2.1699. Each Pre-Funded Warrant became exercisable immediately for one share of the Company’s Class A common stock at an exercise price of $0.0001 per share and expired when exercised in full.

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

The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. The Purchase Warrants and the Warrant Shares are not being registered under the Securities Act pursuant to the Registration Statement and the Prospectus Supplement. The Purchase Warrants and the Warrant Shares were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of December 31, 2024, the Purchase Warrants had not been approved by stockholders.

On July 29, 2024, the Company completed the July 2024 Offerings with H.C. Wainwright & Co., LLC acting as the exclusive placement agent for the transaction (the “Agent”). In connection with the July 2024 Offerings, the Company paid the Agent a transaction fee equal to 7.0% of the aggregate gross proceeds from the offering, non-accountable expenses and certain other closing fees. The Company also issued to the designees of H.C. Wainwright & Co., LLC warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation for acting as placement agent in connection with the Purchase Agreement. The Purchase Agent Warrants were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of December 31, 2024, the Purchase Agent Warrants had not been approved by stockholders.

The Purchase Warrants and Placement Agent Warrants are deemed to be liability-classified awards with an immaterial balance as of December 31, 2024.

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

NOTE 10 – SHARE-BASED COMPENSATION

Summary of Plans and Plan Activity

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of December 31, 2024, 2,634 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company issued stock options under its MSGM 2021 Stock Plan during the fiscal years ended December 31, 2024 and 2023. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, notably awards made to the Company’s Chief Executive Officer in conjunction with the Company’s initial public offering that vested immediately, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

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

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility:

	For the Year Ended December 31,
	2024	2023
Risk-free interest rate	4.15%	3.35 – 4.62%
Expected volatility	82 -105%	90 - 105%
Weighted-average volatility	100%	98%
Expected term	5.25 years	1 - 5.5 years
Expected dividends	None	None
Weighted-average grant date fair value per share	$0.92	$2.45

Stock Options

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2023:

	Options	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	77,253	$143.39
Granted	57,566	5.41
Exercised	-	-
Forfeited, cancelled or expired	(60,054)	155.82
Outstanding as of December 31, 2023	74,765	$20.68	9.26	$-
Vested and expected to vest	74,765	$20.68	9.26	$-
Exercisable as of December 31, 2023	13,343	$12.54	8.33	$-

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2024:

	Options	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	74,765	$20.68
Granted	46,000	2.57
Exercised	-	-
Forfeited, cancelled or expired	(23,399)	19.90
Outstanding as of December 31, 2024	97,366	$61.83	7.90	$-
Vested and expected to vest	97,366	$61.83	7.90	$-
Exercisable as of December 31, 2024	91,590	$152.27	6.55	$-

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

On January 26, 2024, the compensation committee of the board of directors of the Company approved and authorized the grant of an option award to purchase 46,000 shares of the Company’s Class A common stock to Stephen Hood, the Chief Executive Officer and President of the Company, pursuant to the MSGM 2021 Stock Plan. 11,500 shares underlying the option award vested immediately upon grant and the remaining 34,500 shares underlying the option award vested in three equal quarterly installments beginning on April 26, 2024. As of December 31, 2024, 46,000 shares of the Company’s Class A common stock granted to Stephen Hood on January 26, 2024, had vested.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price as of December 31, 2024 and 2023, which would have been received by the option holders had all the option holders exercised their options as of those dates. There were no stock options exercised during the years ended December 31, 2024, and 2023. The Company issues new Class A common stock from its authorized shares upon the exercise of stock options.

Restricted Stock

On June 9, 2023, the Company granted 21,394 restricted shares of Class A Common Stock outside of the MSGM 2021 Stock Plan, with a grant fair value of approximately $30,000, to a consultant pursuant to a consultancy agreement entered into in February 2023. These restricted shares of Class A Common Stock fully vested on the one-year anniversary of the date of the consultancy agreement.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s consolidated statements of operations:

	For the Year Ended December 31,
	2024	2023
General and administrative	$147,071	$937,441
Sales and marketing	1,831	10,219
Development	4,057	9,642
Stock-based compensation expense	$152,959	$957,302

As of December 31, 2024, there was less than $1,000 of unrecognized stock-based compensation expense which will be recognized over approximately 1 year.

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company agreed to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of December 31, 2024, all required payments under the settlement agreement with Continental have been made and there was a remaining unpaid balance of approximately $42,000.

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

In respect of Innovate, on February 26, 2025, the U.S. District Court for the District of Delaware (the “Court”) granted the summary judgment motion filed by the Company and the other defendants, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the Manager of Driven Lifestyle Group LLC., in the case titled Innovate 2 Corp., Motorsport Games Inc., et al., No. 1:21-cv-165-SB. The judgment entered by the Court held in favor of the Company and the other defendants on all counts and also granted the Company summary judgment against Innovate on the Company’s claim for breach of the stock purchase agreement entered into between the parties. Pursuant to the Court order, the parties submitted a joint status report on March 12, 2025 regarding the remaining issues in the case, including Motorsport’s damages on its counterclaim.

On July 28, 2023, Wesco Insurance Company (“Wesco”) filed a complaint in state court in Florida against the Company, as well as the other defendants involved in the litigation related to the HC2 and Continental Complaint (the “Underlying Action”). The Company had previously submitted the Underlying Action for coverage under a management liability policy issued by Hallmark Specialty Insurance Company (“Hallmark”) and an excess policy with Wesco (the “Wesco Policy”). Wesco’s complaint seeks declaratory relief to determine Wesco’s obligations to the defendants under an excess policy of insurance issued to the Company by Wesco for the Underlying Action. Wesco claims that there is no coverage afforded to the defendants for the Underlying Action under the Wesco Policy. The Company disagrees with and disputes Wesco’s position regarding coverage for the Underlying Action under the Wesco Policy and is defending its position.

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

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the FIA World Endurance Championship (the “WEC”), as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,330,000 USD as of December 31, 2024) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 4 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the years ended December 31, 2024 and 2023, Epic earned royalties of approximately $34,000 and $95,000 under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

License Commitments

On May 29, 2020, the Company secured a licensing agreement (the “Prior BTCC License Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”). Pursuant to the Prior BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the Prior BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the Prior BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the Prior BTCC License Agreement. The termination of the Prior BTCC License Agreement was effective as of November 3, 2023. On April 12, 2024, the Company entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC for settlement of the remaining liability in connection with the Prior BTCC License. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the Prior BTCC License Agreement was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new License Agreement to use certain licensed intellectual property related to, themed as, or containing the British Touring Car Championship (the “New BTCC License Agreement). Pursuant to the BARC Settlement Agreement, the Company recognized a gain of $0.6 million which is included in gain from settlement of license liabilities on the consolidated statements of operations for the year ended December 31, 2024.

On April 12, 2024, the Company and BARC entered into the New BTCC License Agreement. Pursuant to the New BTCC License Agreement, BARC granted the Company a non-exclusive license to use the “British Touring Car Championship,” “BTCC” and (insofar only as this is included in the title of the British Touring Car Championship) certain title sponsor logos, the title “British Touring Car Championship,” “BTCC” and other related intellectual property rights described in the New BTCC License Agreement (collectively, the Licensed IP”) for the official Licensed IP downloadable content purchased for the rFactor 2 video game digitally sold and distributed through the Steam store (including, but not limited to purchases through the Company’s RaceControl storefront) (the “Products”), including the Products’ development, manufacturing, marketing, publicity, advertisement, promotion, distribution, publicizing, broadcasting, streaming, making available and/or selling worldwide, continued commercial exploitation of the Products, including the right to use, modify and improve the Products developed using the Licensed IP. As consideration for the license under the New BTCC License Agreement, the Company is obligated to pay BARC an annual royalty in the amount of 50% of Adjusted Gross Annual Sales (as defined in the New BTCC License Agreement) of official Company’s downloadable Products purchased for the rFactor 2 video game digitally sold and distributed through the Steam store during the term of the New BTCC License Agreement. The term of the New BTCC License Agreement expires on December 31, 2026. The New BTCC License Agreement further provides that, during the term of New BTCC License Agreement, the Company and BARC agree to negotiate in good faith the options for the Company to develop an official British Touring Car Championship video game and one or more esports competitions based upon the British Touring Car Championship.

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

On May 17, 2024, the Company entered into a Settlement Agreement and License with INDYCAR (“the INDYCAR Agreement”). The INDYCAR Agreement resolved any and all disputes between the Company and INDYCAR with respect to the termination of (i) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related gaming products (the “IndyCar Products License”) and (ii) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related esports events (the “IndyCar Events License,” together with the IndyCar Products License, the “Prior License Agreements”). Pursuant to the INDYCAR Agreement, subject to the satisfaction of the conditions to the effectiveness of the INDYCAR Agreement, the Company and INDYCAR agreed that the Company’s liabilities under the Prior License Agreements, including any and all royalties and/or any other sums or liabilities of any kind whatsoever were forgiven by INDYCAR and discharged in their entirety in consideration of the Company’s payment to INDYCAR of $250,000 on the date of the INDYCAR Agreement and $150,000 within 30 days following the date of execution of the INDYCAR Agreement. The INDYCAR Agreement became effective upon satisfaction of (i) the Company’s payment to INDYCAR of $250,000 on the date of the INDYCAR Agreement and (ii) the Company’s payment of $150,000 to INDYCAR within 30 days following the date of execution of the INDYCAR Agreement. Both $250,000 and $150,000 were paid to INDYCAR by the Company in May 2024. Pursuant to the INDYCAR Agreement, the Company recognized a gain of $2.5 million which is included in gain from settlement of license liabilities on the consolidated statements of operations for the year ended December 31, 2024.

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

Purchase Commitment Liabilities

On April 20, 2021, the Company acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of (i) $12.8 million paid at closing and (ii) $3.2 million payable April 2022 on the first anniversary of closing, as deferred consideration (the “Deferred Payment”). On April 22, 2022 and July 21, 2022, the Company entered into certain letter agreements with the Sellers pursuant to which, among other things, the Deferred Payment installment amount due to be paid by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million to be settled in installments of: $330,000 to be paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000; and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining Deferred Payment amount is satisfied. The letter agreements also call for 15% interest on the Deferred Payment balance effective on July 19, 2022. The remaining balance of the Deferred Payment as of December 31, 2024 was $0.6 million with unpaid accrued interest of $0.3 million. As security for payment of the amounts owed, we pledged 20% of the share capital of Studio397 (the “Pledged Shares”) to the Sellers. The terms of the sale provide that, in the event we fail to make any payment due subsequent to the closing, the Sellers would become entitled to exercise the voting rights and receive any dividends or distributions associated with the Pledged Shares.

On February 20, 2025, the Company entered into a Settlement Agreement with the Sellers, pursuant to which and subject to the satisfaction of the conditions to the effectiveness of the Luminis Settlement Agreement (as described below), the Company and the Sellers agreed that the Company will pay to the Sellers in full satisfaction of all amounts due, including the Deferred Payment, the sum of $750,000 payable to Luminis in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025. The Company made the first installment payment of $150,000 by March 5, 2025. If we default on any payment, exercise their rights with respect to the Pledged Shares, including the right to claim a share of Studio397’s profits, which represented approximately 11% of our revenue for the year ended December 31, 2024. As shareholders of Studio397, the Sellers would have the right to compel us to call a meeting of the shareholders of Studio397 for the purpose of discussing a proposal to effect the public sale of all assets owned by Studio397, including software. In addition to such rights, the Sellers would further be entitled to retain any payments that we make pursuant to the Settlement Agreement. See Note 15 – Subsequent Events for more information.

NOTE 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company establishes valuation allowances against its net deferred tax assets when it is more likely than not that the benefits will not be realized in the foreseeable future.

The components of deferred tax assets and liabilities consist of the following at December 31, 2024 and 2023:

	2024	2023
Assets:
Net operating loss carryforwards	$10,969,756	$11,287,755
Bad debts	-	127,284
Stock options	989,741	939,591
Charitable contribution carryforward	21,169	20,595
Goodwill	1,043,533	1,104,331
Unrealized gain	457,919	70,530
Other intangible assets	8,274,403	6,578,318
Other assets	63,584	89,911
Total Assets	21,820,105	20,218,315
Liabilities:
Depreciable assets	-	21,890
Right-of-use assets	14,829	55,809
Total Liabilities	14,829	77,699

Net asset before valuation allowance	21,805,276	20,140,616
Valuation allowance	(21,805,276)	(20,140,616)
Net deferred tax (liability) asset	$-	$-

A reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory income tax benefit	21.00%	21.00%
State income taxes, net of federal income tax benefit	30.51%	14.96%
Permanent differences and other	(0.09)%	(0.60)%
Change in valuation allowance	(52.15)%	(32.70)%
Other adjustments	0.42%	(2.66)%
Effective income tax rate	(0.31)%	0.00%

At December 31, 2024, the Company had United States federal and state net operating loss (“NOL”) carryforwards available to reduce future taxable income in the amount of $39.8 million and $39.5 million, respectively, which do not expire due to changes made by the Tax Cuts and Jobs Act. As a result of the 704Games, LLC acquisition during the 2018 tax year, certain pre-change federal and state net operating losses were limited under Section 382 of the Internal Revenue Code and were subject to a valuation allowance to the extent they are not expected to be realized in the foreseeable future.

In assessing whether the Company’s deferred tax assets will be realized, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the ability to generate future taxable income (including reversals of deferred tax liabilities) during periods in which temporary differences become deductible. A valuation allowance was recognized as of December 31, 2024, as management concluded that it is not more likely than not that the Company will generate sufficient future income to utilize the NOL carryforward and realize the deferred tax assets. The deferred tax valuation allowance for the years ended December 31, 2024 and 2023, increased by $1.7 million and $4.7 million, respectively.

The Company does not have any unrecorded unrecognized tax positions (“UTPs”) as of December 31, 2024. While the Company currently does not have any UTPs, it is foreseeable that the calculation of our tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company recognizes and includes interest and penalties accrued on uncertain tax positions as a component of income tax expense.

The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments. The Company is not currently under any income tax audits or examinations, however, the tax years 2021-2024 remain open for examination.

NOTE 13 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Year Ended
	December 31,
Customer	2024	2023
Customer B	21.2%	29.4%
Customer C	18.5%	27.7%
Customer D	46.4%	25.7%
Total	86.1%	82.8%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	December 31 ,
Customer	2024	2023
Customer B	16.8%	32.1%
Customer C	15.1%	34.3%
Customer D	45.2%	22.3%
Total	77.1%	88.7%

*	Less than 10%.

A reduction in sales from or loss of these customers, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Year Ended
	December 31,
Supplier	2024		2023
Supplier A	*	%	21.3%

*	Less than 10%.

NOTE 14 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2024 and 2023 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s CODM has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments was as follows:

	For the Year Ended December 31,
	2024	2023
Revenues:
Gaming	$8,687,462	$6,619,502
Esports	-	290,172
Total Revenues	$8,687,462	$6,909,674

Cost of Revenues:
Gaming	$3,225,750	$3,245,740
Esports	-	374,755
Total Cost of Revenues	$3,225,750	$3,620,495

Gross Profit (Loss):
Gaming	$5,461,712	$3,373,762
Esports	-	(84,583)
Total Gross Profit	$5,461,712	$3,289,179

Sales and Marketing Expenses:
Gaming	$662,610	$1,371,433
Esports	76,488	319,339
Total Sales and Marketing Expenses	$739,098	$1,690,772

Development Expenses:
Gaming	$3,378,346	$7,227,540
Esports	-	9,614
Total Development Expenses	$3,378,346	$7,237,154

General and Administrative Expenses:
Gaming	$6,848,568	$9,281,334
Esports	34,900	85,696
Total General and Administrative Expenses	$6,883,468	$9,367,030

Impairment of Intangible Assets:
Gaming	$-	$4,004,627
Esports	-	-
Total Impairment of Intangible Assets	$-	$4,004,627

Depreciation and Amortization:
Gaming	$165,495	$349,236
Esports	43,157	49,465
Total Depreciation and Amortization	$208,652	$398,701

Loss From Operations
Gaming	$(1,281,988)	$(15,821,785)
Esports	(467,864)	(549,979)
Total Loss From Operations	$(1,749,852)	$(16,371,764)

Interest Expense, net:
Gaming	$(120,177)	$(772,989)
Esports	(580)	-
Total Interest Expense, net	$(120,757)	$(772,989)

Other (Expense) Income, net
Gaming	$(1,023,296)	$2,820,997
Esports	(154,166)	571
Total Other (Expense) Income, net	$(1,177,462)	$2,821,568

Net Loss:
Gaming	$(2,874,689)	$(13,773,777)
Esports	(173,382)	(549,408)
Total Net Loss	$(3,048,071)	$(14,323,185)

	December 31, 2024	December 31, 2023
Total Assets:
Gaming	$5,065,073	7,892,388
Esports	1,203,148	1,866,316
Total Assets	$6,268,221	$9,758,704

NOTE 15 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the consolidated financial statements or notes.

On February 20, 2025, the Company entered into a Settlement Agreement (the “Luminis Settlement Agreement”) with Technology In Business B.V. and Luminis International B.V. (collectively, “Luminis”). The Luminis Settlement Agreement resolved any and all disputes between the Company and Luminis with respect to the Company’s acquisition of 100% of the share capital of Studio397 from Luminis in April 2021 (the “Studio397 Purchase Agreement”). The purchase price for Studio397 originally consisted of a cash payment at closing and payments due at a later date (the “Deferred Payments”). As security for payment of the amounts owed, the Company pledged 20% of the share capital of Studio397 (the “Pledged Shares”) to Luminis. The terms of the Studio397 Purchase Agreement provide that, in the event the Company fails to make any payment due subsequent to the closing, Luminis would become entitled to exercise the voting rights and receive any dividends or distributions associated with the Pledged Shares. Pursuant to the Luminis Settlement Agreement, subject to the satisfaction of the conditions to the effectiveness of the Luminis Settlement Agreement (as described below), the Company and Luminis agreed that the Company will pay to Luminis in full satisfaction of all amounts due, including the Deferred Payments, the sum of $750,000 (the “Settlement Payment”), payable to Luminis in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025. The Company made the first installment payment of $150,000 by March 5, 2025. Upon receipt of the entire Settlement Payment by Luminis, all amounts owed by the Company under the Studio397 Purchase Agreement, including the Deferred Payments, shall be deemed to have been paid and settled in full and Luminis shall release its security interest in the pledged stock of Studio397. If the Company fails to make any Settlement Payment when due and the breach is not cured within five (5) days of receipt of written notice thereof, the Luminis Settlement Agreement may be terminated by Luminis. If the Company defaults on any payment, Luminis could exercise its rights with respect to the Pledged Shares, including the right to claim a share of Studio397’s profits, which represented approximately 11% of the Company’s revenue for the year ended December 31, 2024. As shareholders of Studio397, Luminis would have the right to compel the Company to call a meeting of the shareholders of Studio397 for the purpose of discussing a proposal to effect the public sale of all assets owned by Studio397, including software. In addition to such rights, Luminis would further be entitled to retain any payments that the Company makes pursuant to the Luminis Settlement Agreement.

On February 26, 2025, the U.S. District Court for the District of Delaware (the “Court”) granted the summary judgment motion filed by Company and the other defendants, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the Manager of Driven Lifestyle Group LLC., in the case titled Innovate 2 Corp., Motorsport Games Inc., et al., No. 1:21-cv-165-SB. The judgment entered by the Court held in favor of the Company and the other defendants on all counts and also granted the Company summary judgment against Innovate 2 Corp. on the Company’s claim for breach of the stock purchase agreement entered into between the parties. The Court ordered the parties to submit a joint status report on March 12, 2025 regarding the remaining issues in the case, including Motorsport’s damages on its counterclaim.

On March 3, 2025, NASDAQ notified the Company that, based on NASDAQ’s review of the Company and the materials submitted by the Company to NASDAQ, NASDAQ’s staff has determined to grant the Company an extension to regain compliance with NASDAQ’s minimum $2,500,000 stockholders’ equity requirement set forth in Listing Rule 5550(b)(1) (the “NCM Equity Rule”), until April 14, 2025, subject to the Company’s regaining and evidencing compliance with the NCM Equity Rule by such date. In the event the Company does not regain and evidence compliance with the NCM Equity Rule by April 14, 2025, Nasdaq’s staff will provide written notification to the Company that its securities may be subject to delisting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

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

Our management, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded we did not maintain effective internal control over financial reporting as of December 31, 2024 because of the material weaknesses identified below.

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

We did not design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities. This material weakness was also identified in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2022 and 2023 and has not yet been remediated. Additionally, during the quarter ended June 30, 2023, management identified a new material weakness in our internal control over financial reporting due to a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely, which also has not yet been remediated. Furthermore, during the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting arising from the documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer. These material weaknesses could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation

We have not yet remediated the material weaknesses relating to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer. We are actively engaged in the design and implementation of remedial measures to address the material weaknesses in our internal control over financial reporting. We are committed to improving our internal control processes and resolving our control deficiencies, including the material weaknesses identified above.

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

Steps taken to remediate the remaining material weaknesses include actions related to designing and maintaining effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities, and minimum documentation requirements for significant accounting positions and management estimates, including consideration of underlying assumptions and judgments, where applicable, that are used in the financial statement preparation and reporting process.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the fourth quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed within 120 days after our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Report are filed as a part of this Report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Motorsport Gaming US LLC	S-1/A	333-251501	2.1	1/11/21

2.2	Delaware Certificate of Conversion	S-1/A	333-251501	2.2	1/11/21

2.3	Florida Articles of Conversion	S-1/A	333-251501	2.3	1/11/21

2.4	Stock Purchase Agreement, dated August 14, 2018, by and between 704Games Company and Motorsport Gaming US LLC	S-1	333-251501	2.4	12/18/20

2.5	Plan of Merger, dated as of April 16, 2021, between 704Games Company and 704 Games LLC	8-K	001-39868	2.1	4/20/21

3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

3.3	Certificate of Merger of 704Games LLC	8-K	001-39868	3.1	4/20/21

4.1	Form of Class A common stock Certificate	S-1	333-251501	4.1	12/18/20

4.2	Description of Motorsport Games Inc.’s Securities Registered under Section 12 of the Exchange Act	10-K	001-39868	4.2	3/24/23

4.3	Form of Wainwright Warrant	8-K	001-39868	4.1	2/2/23

4.4	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-39868	4.1	7/29/24

4.5	Form of Series A Common Stock Purchase Warrant	8-K	001-39868	4.2	7/29/24

4.6	Form of Series B Common Stock Purchase Warrant	8-K	001-39868	4.3	7/29/24

4.7	Form of Placement Agent Warrant	8-K	001-39868	4.4	7/29/24

10.1	Promissory Note, dated April 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.3	12/18/20

10.2	Joint Venture Agreement, dated March 15, 2019, by and among Automobile Club de l’Ouest, Motorsport Gaming US LLC and Le Mans Esports Series Limited	S-1	333-251501	10.5	12/18/20

10.3	Amendment No. 1, dated January 25, 2021, to Joint Venture Agreement, dated March 15, 2019, between Motorsport Games Inc. and Automobile Club de l’Ouest	8-K	001-39868	10.1	1/27/21

10.4*	License Agreement, dated May 29, 2020, by and between BARC (TOCA) Limited and Motorsport Gaming US LLC	S-1	333-251501	10.9	12/18/20

10.5*	Distribution Agreement, dated April 18, 2016, by and between U&I Entertainment, LLC and 704Games Company LLC	S-1	333-251501	10.10.1	12/18/20

10.6	Amendment to Distribution Agreement, dated November 23, 2020, by and between U&I Entertainment, LLC and 704Games Company	S-1	333-251501	10.10.2	12/18/20

10.7+	Amended and Restated Motorsport Games Inc. 2021 Equity Incentive Plan, dated November 10, 2022	8-K	001-39868	10.1	11/10/22

10.8+	Form of UK Approved Company Share Option Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.2	12/31/20

10.9+	Form of UK Motorsport Games Incentive Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.3	12/31/20

10.10+	Form of Incentive Stock Option Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.16	12/18/20

10.11+	Form of Restricted Stock Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.17	12/18/20

10.12*	License Agreement, dated August 11, 2020, by and between Epic Games International S.à.r.l. and MS Gaming Development LLC	S-1	333-251501	10.20	12/18/20

10.13*	Xbox Console Publisher License Agreement, by and between Microsoft Corporation and 704Games Company	S-1	333-251501	10.21	12/18/20

10.14*	PlayStation Global Developer and Publisher Agreement, by and among Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment Europe Ltd. and 704Games Company	S-1	333-251501	10.22	12/18/20

10.15	Amendment to Promissory Note, dated November 23, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.28	12/18/20

10.16*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.2	1/27/21

10.17*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.3	1/27/21

10.18*	License Agreement, effective as of January 25, 2021, between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.4	1/27/21

10.19*	Share Purchase Agreement, dated April 1, 2021, among Motorsport Games Inc., Luminis International B.V. and Technology In Business B.V.	8-K	001-39868	10.1	4/1/21

10.20	Letter Agreement, dated April 22, 2022, to amend Share Purchase Agreement and Pledge of Shares among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	4/28/2022

10.21	Letter Agreement, dated July 21, 2022 but effective as of July 19, 2022, to further amend Share Purchase Agreement and Pledge of Shares Among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	7/22/22

10.22*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.1	7/15/21

10.23*	License Agreement, effective as of July 13, 2021, between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.2	7/15/21

10.24	Support Agreement, dated September 8, 2022, by and between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	9/8/22

10.25+	Indemnification Agreement, dated as of November 18, 2022, between Motorsport Games Inc. and John Delta	8-K	001-39868	10.1	11/18/22

10.26+	Indemnification Agreement, dated as of December 23, 2022, between Motorsport Games Inc. and Andrew Jacobson	8-K	001-39868	10.1	12/27/22

10.27+	Indemnification Agreement, dated as of January 12, 2023, between Motorsport Games Inc. and Navtej Singh Sunner	8-K	001-39868	10.1	1/13/23

10.28	Settlement Agreement, dated as of January 11, 2023, among Motorsport Games Inc., Continental General Insurance Company, Counsel to Continental and other defendants name therein	8-K	001-39868	10.1	1/18/23

10.29	Debt-For-Equity Exchange Agreement, dated as of January 30, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	1/30/23

10.30	Form of Securities Purchase Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/2/23

10.31	Debt-For-Equity Exchange Agreement, dated as of February 1, 2023, between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.2	2/2/23

10.32	Form of Securities Purchase Agreement, dated as of February 2, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/3/23

10.33	Form of Securities Purchase Agreement, dated as of February 3, 2023, between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/6/23

10.34+	Statement of Terms and Conditions of Employment, effective as of April 19, 2023, between Motorsport Games Limited (the Company’s UK subsidiary) and Stephen Hood	8-K	001-39868	10.1	4/19/23

10.35	Assignment and Assumption Agreement, dated as of October 3, 2023, among Motorsport Games Inc., 704GAMES LLC and iRacing.com Motorsport Simulations, LLC	8-K	001-39868	10.1	10/5/23

10.36*	Consent to Assignment and Assumption of, and Releases, dated as of October 3, 2023, among 704GAMES LLC, iRacing.com Motorsport Simulations, LLC and NASCAR Team Properties, a series trust organized under the laws of Delaware	8-K	001-39868	10.2	10/5/23

10.37*	Limited License Agreement, dated as of October 3, 2023, between 704GAMES LLC and NASCAR Team Properties, a series trust organized under the laws of Delaware	8-K	001-39868	10.3	10/5/23

10.38+	Offer letter, dated November 3, 2023, between Motorsport Games Inc. and Stanley Beckley	10-Q	001-39868	10.4	11/7/23

10.39	Settlement Agreement, dated as of April 12, 2024, between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.1	4/18/24

10.40*	License Agreement, dated as of April 12, 2024, between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.2	4/18/24

10.41	Asset Purchase Agreement, dated as of April 26, 2024, between Motorsport Games Inc. and Traxion.GG Limited	8-K	001-39868	10.1	5/1/24

10.42	Settlement Agreement, dated as of May 17, 2024 between Motorsport Games Inc. and INDYCAR, LLC	8-K	001-39868	10.1	5/23/24

10.43	Form of Securities Purchase Agreement, dated as of July 26, 2024, by and among Motorsport Games Inc. and the Purchasers named therein	8-K	001-39868	10.1	7/29/24

10.44	Settlement Agreement, dated as of February 20, 2025, between the Company and Technology In Business B.V. and Luminis International B.V.	8-K	001-39868	10.1	2/26/25

19.1	Code of Ethics and Business Conduct					X

19.2	Amended and Restated Insider Trading Policy					X

21.1	Subsidiaries of Motorsport Games Inc.					X

23.1	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm					X

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

97.1+	Motorsport Games Inc. Clawback Policy	10-K	001-39868	97.1	4/1/24

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted in accordance with applicable SEC rules. The Company agrees to furnish an unredacted copy of this exhibit to the SEC upon request.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2025	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen Hood	Chief Executive Officer	March 20, 2025
	Stephen Hood	(Principal Executive Officer)

By:	/s/ Stanley Beckley	Chief Financial Officer	March 20, 2025
	Stanley Beckley	(Principal Financial and Accounting Officer)

By:	/s/ John Delta	Director	March 20, 2025
John Delta

By:	/s/ Andy Jacobson	Director	March 20, 2025
Andy Jacobson

By:	/s/ Nav Sunner	Director	March 20, 2025
Nav Sunner

74