Form 10-Q
period 2025-03-31
Motorsport Games Inc.
filed 2025-05-09
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, the registrant had 5,078,450 shares of Class A common stock and 700,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended March 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we will not have sufficient cash on hand to fund our operations over the next year based on the cash and cash equivalents available and our average cash burn; our belief that additional funding will be required in order to continue operations; our expectation that we will continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles; our expectation that we will continue to incur losses for the foreseeable future as we continue to incur significant expenses; our plans to address our liquidity short fall, including our exploration of several options, including, but not limited to: additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and further cost reduction and restructuring initiatives; our expectation that if any strategic alternative is executed, this would help to reduce certain working capital requirements and reduce overhead expenditures, thereby reducing our expected future cash-burn, and provide some short-term liquidity relief, but that we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations; our plan to continue to seek to reduce our monthly net cash-burn by reducing our cost base through maintaining and enhancing cost control initiatives, and plans to continue to evaluate the structure of our business for additional changes in order to improve both our near-term and long-term liquidity position; statements regarding potential alternatives we may be required to adopt if we are unable to satisfy our capital requirements, and our belief that if we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise; our belief that there is a substantial likelihood that Driven Lifestyle Group LLC (“Driven Lifestyle”), formerly known as Motorsport Network, LLC, will not fulfill our future borrowing requests under the $12 million Line of Credit (as defined in this Report); and statements regarding our cash flows and anticipated uses of cash;

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2025/26 Le Mans Virtual Series to commence later this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

ii

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, adopting new accounting standards, potential acquisitions and industry trends;

●	our plans and intentions to maintain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including our plan to implement equity financing transactions;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of Nasdaq as a result of being a “controlled company” within the meaning of the Nasdaq rules;

●	our expectations relating to any cost reduction and restructuring initiatives, including expected savings and any restructuring charges to be incurred; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia and Middle East conflicts.

iii

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), tariffs, export controls, political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Driven Lifestyle, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

iv

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the COVID-19 pandemic or any other pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine and conflicts in the Middle East;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

(xvi)	difficulties, delays, less than expected results or our inability to successfully implement any strategic alternative or potential option for our business, including, but not limited to, the sale or licensing of certain of our assets, which could result in, among other things, less than expected financial benefits from such actions;

(xvii)

difficulties and/or or unanticipated developments adversely impacting our ability to maintain compliance with the Nasdaq’s listing requirements, such as our inability to implement equity financing transactions; and

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024

Assets

Current assets:
Cash and cash equivalents	$1,050,402	$859,271
Accounts receivable, net	867,892	1,446,990
Prepaid expenses and other current assets	799,449	490,221
Total Current Assets	2,717,743	2,796,482
Property and equipment, net	38,553	55,437
Operating lease right of use assets	45,093	51,004
Intangible assets, net	3,262,466	3,365,298
Total Assets	$6,063,855	$6,268,221

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,726,906	$2,976,211
Accrued expenses and other current liabilities	1,263,944	1,070,063
Due to related parties	13,456	26,211
Purchase commitments	600,000	918,198
Operating lease liabilities (current)	32,599	31,099
Total Current Liabilities	4,636,905	5,021,782
Operating lease liabilities (non-current)	8,480	16,309
Other non-current liabilities	1,585	4,128
Total Liabilities	4,646,970	5,042,219

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 and 100,000,000 shares; 3,183,558 and 3,183,558 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	315	315
Class B common stock, $0.0001 par value; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	70	70

Additional paid-in capital	92,960,275	92,960,275
Accumulated deficit	(90,748,910)	(91,789,968)
Accumulated other comprehensive loss	(1,563,314)	(674,434)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	648,436	496,258
Non-controlling interest	768,449	729,744
Total Stockholders’ Equity	1,416,885	1,226,002
Total Liabilities and Stockholders’ Equity	$6,063,855	$6,268,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenues	$1,758,453	$3,029,036
Cost of revenues	465,386	666,627
Gross profit	1,293,067	2,362,409

Operating expenses:
Sales and marketing	97,701	250,386
Development	601,953	1,063,357
General and administrative [1]	1,168,482	2,190,266
Depreciation and amortization	18,126	73,724
Total operating expenses	1,886,262	3,577,733
Other operating income	500,000	-
Loss from operations	(93,195)	(1,215,324)
Interest expense	(13,010)	(30,882)
Other income (expense), net	1,128,818	(437,192)
Net income (loss)	1,022,613	(1,683,398)
Less: Net loss attributable to non-controlling interest	(18,445)	(18,442)
Net income (loss) attributable to Motorsport Games Inc.	$1,041,058	$(1,664,956)

Net income (loss) per Class A common share attributable to Motorsport Games Inc.:
Basic and diluted	$0.33	$(0.61)
Weighted-average shares of Class A common stock outstanding:
Basic and diluted	3,183,558	2,722,728

[1]	Includes related party expenses of $37,500 and $81,217 for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1,022,613	$(1,683,398)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(831,730)	517,328
Comprehensive gain (loss)	190,883	(1,166,070)
Comprehensive gain (loss) attributable to non-controlling interests	38,705	(81,347)
Comprehensive gain (loss) attributable to Motorsport Games Inc.	$152,178	$(1,084,723)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2025
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance – January 1, 2025	3,183,588	$315	700,000	$70	$92,960,275	$(91,789,968)	$(674,434)	$496,258	$729,744	$1,226,002
Other comprehensive gain (loss)	-	-	-	-	-	-	(888,880)	(888,880)	57,150	(831,730)
Net income (loss)	-	-	-	-	-	1,041,058	-	1,041,058	(18,445)	1,022,613
Balance – March 31, 2025	3,185,558	$315	700,000	$70	$92,960,275	$(90,748,910)	$(1,563,314)	$648,436	$768,449	$1,416,885

	For the Three Months Ended March 31, 2024
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2024	2,722,728	$269	700,000	$70	$91,923,311	$(89,037,012)	$(1,850,216)	$1,036,422	$1,053,282	$2,089,704
Stock-based compensation	-	-	-	-	68,191	-	-	68,191	-	68,191
Other comprehensive gain (loss)	-	-	-	-	-	-	580,233	580,233	(62,905)	517,328
Net loss	-	-	-	-	-	(1,664,956)	-	(1,664,956)	(18,442)	(1,683,398)
Balance – March 31, 2024	2,722,728	$269	700,000	$70	$91,991,502	$(90,701,968)	$(1,269,983)	$19,890	$971,935	$991,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,022,613	$(1,683,398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on foreign currency exchange rates	(974,763)	506,689
Depreciation and amortization	252,057	601,946
Gain from settlement of purchase commitment liabilities	(175,460)	-
Purchase commitment and license liability interest accretion	7,262	22,241
Non-cash lease expense	7,442	51,445
Stock-based compensation	-	68,191
Changes in the fair value of warrants	(2,543)	(14,922)
Changes in assets and liabilities:
Accounts receivable	600,449	(689,807)
Operating lease liabilities	(7,752)	(49,648)
Prepaid expenses and other assets	(305,147)	(367,244)
Accounts payable	(261,793)	693,615
Due to related parties	(13,019)	(30,267)
Accrued expenses and other liabilities	155,875	517,489

Net cash provided by (used in) operating activities	$305,221	$(373,670)

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(150,000)	(50,000)

Net cash used in financing activities	$(150,000)	$(50,000)

Effect of exchange rate changes on cash and cash equivalents	35,910	1,151

Net increase (decrease) in cash and cash equivalents	191,131	(422,519)

Total cash and cash equivalents at beginning of the period	$859,271	$1,675,210

Total cash and cash equivalents at the end of the period	$1,050,402	$1,252,691

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$5,956	$8,641

Non-cash investing and financing activities:
Receivable from sale of NASCAR License	$-	$500,000

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

Risks and Uncertainties

Liquidity and Going Concern

The Company generated net income of $1.0 million and positive cash flows from operations of $0.3 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $90.7 million, working capital deficit of $1.9 million, and cash and cash equivalents of $1.1 million, which increased to $3.1 million as of April 30, 2025. The increase in cash and cash equivalents was primarily due to $2.35 million in net proceeds from a private placement of the Company’s Class A common stock and issuance of a pre-funded warrant, which closed on April 11, 2025.

The Company generated an average positive cash flow from operations of approximately $0.1 million per month for the three months ended March 31, 2025 that was primarily due to a gain from the Innovate Settlement Agreement entered on March 27, 2025. While it has taken, and continues to take, measures to reduce its costs, the Company expects to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in a private placement (the “Private Placement”) of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A Common Stock”) and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share. The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share, representing a premium of approximately 33% to the closing price of the Company’s Class A common stock as of April 10, 2025. The Company received net proceeds of approximately $2.35 million from the Private Placement, after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement primarily for working capital and general corporate expenses and other strategic initiatives approved by the Company’s board of directors.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2024 and 2023 and for the years then ended which are included in the 2024 Form 10-K.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenue recognition criteria, offering periods for deferred net revenue, valuation allowance of deferred income taxes, and stock-based compensation valuation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these condensed consolidated financial statements. These reclassifications had no effect on the prior year’s net loss.

Correction of an Immaterial Error in Previously Issued Financial Statements

The Company has revised the presentation of net loss attributable to the non-controlling interest in the joint venture with Automobile Club de l’Ouest discussed in Note 9 – Commitments and Contingencies, to correct an immaterial error in the presentation of the non-controlling interest. This increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.01 for the three months ended March 31, 2024.

In addition, the Company has revised the statement of cash flow for the three months ended March 31, 2024 to revise the presentation of net cash used in operating activities to include a loss on foreign currency exchange rates that was previously included in the effect of exchange rate changes on cash and cash equivalents and other foreign currency-related adjustments to the changes in working capital. As a result, net cash used in operating activities and the effect of exchange rate changes on cash and cash equivalents decreased by $0.5 million for the three months ended March 31, 2024.

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

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which was issued by the Financial Accounting Standards Board (“FASB”) on November 27, 2023. The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there are no effects of this standard on the Company’s financial position, results of operations or cash flows. This adoption did not have a material impact on the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the audited consolidated financial statements for the year ended December 31, 2024, as included in the 2024 Form 10-K.

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

In October 2023, the Company sold its NASCAR License to iRacing.com Motorsport Simulations, LLC (“iRacing”). As consideration for such sale and assignment of the NASCAR License and all rights related thereto (“the Assignment”), iRacing paid the Company $5.0 million at closing of the transactions contemplated by the Assignment. In addition, iRacing was obligated under the Assignment to pay the Company an additional (i) $0.5 million payable on the date that is 6 months following such closing and (ii) $0.5 million on the earlier of such date when all NASCAR Games have been removed by the Company from the websites, smart phone applications or other digital portal engaging in sales or providing access to the NASCAR Games, including without limitation Xbox, PlayStation and Switch and all other domain names, web addresses and websites used by the Company in the its business (collectively, the “Business Platforms”), or December 31, 2024, provided that all NASCAR Games have been removed by the Company from the Business Platforms; and in any event no earlier than such date that is one (1) year following the closing of the Assignment. In accordance with this sale, the Company recognized a gain of $0.5 million and $3.0 million, which are included in other operating income on the consolidated statements of operations for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, iRacing had paid the full $6.0 million due to the Company under the Terms of the Assignment.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

The following is a summary of intangible assets as of March 31, 2025:

	Licensing Agreements (Finite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non- Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2025	$2,381,743	$7,976,068	$560,000	$201,969	$170,222	$(7,924,704)	$3,365,298
Amortization expense	-	-	-	-	-	(233,931)	(233,931)
Foreign currency translation adjustments	57,151	208,532	-	3,851	5,407	(143,842)	131,099
Balance as of March 31, 2025	$2,438,894	$8,184,600	$560,000	$205,820	$175,629	$(8,302,477)	$3,262,466

Weighted average remaining amortization period at March 31, 2025	15.9	2.7	-		-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non- Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2025	$1,201,282	$5,993,200	$560,000	$170,222	$7,924,704
Amortization expense	19,952	213,979	-	-	233,931
Foreign currency translation adjustment	(1,507)	139,942	-	5,407	143,842
Balance as of March 31, 2025	$1,219,727	$6,347,121	$560,000	$175,629	$8,302,477

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2025 (remaining period)	$671,581
2026	968,599
2027	202,291
2028	133,020
2029	133,020
Thereafter	948,135
$3,056,646

Amortization expense related to intangible assets was approximately $0.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of March 31, 2025, the Outstanding Warrants have not been approved by stockholders

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued royalties	$184,060	$148,006
Accrued professional and consulting fees	68,312	68,517
Accrued development costs	34,281	26,925
Accrued taxes	125,306	55,131
Accrued payroll	205,445	191,736
Deferred revenue	501,599	390,463
Loss contingency reserves (see Note 9)	-	41,764
Accrued other	144,941	147,521
Total	$1,263,944	$1,070,063

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Development and coding revenues are also recorded as deferred revenue until the Company’s performance obligation is performed. Furthermore, deferred revenue includes payment advances from the Company’s channel partners and sales transactions including future update rights and online hosting performance obligations, which are subject to deferral and recognized over the Estimated Offering Period.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million for each of the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of March 31, 2025 and December 31, 2024, there was no balance due to Driven Lifestyle under the $12 million Line of Credit.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of March 31, 2025 and December 31, 2024. Specifically, the Company owed approximately $13,000 and $26,000 to its related parties as a related party payable as of March 31, 2025 and December 31, 2024, respectively. During each of the three months ended March 31, 2025 and 2024, approximately $0.1 million was paid to related parties in settlement of related party payables. The Company’s corporate headquarters, located in Miami, Florida and consisting of approximately 2,000 square feet of office space, are owned by Driven Lifestyle.

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

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $37,500 and $52,500, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of March 31, 2025, the Company had 3,183,558 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of March 31, 2025 and December 31, 2024, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of March 31, 2025, the warrants had no intrinsic value and a remaining life of 6 months.

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

	Offering Date	Shares Issued	Gross Proceeds	Net Proceeds	Wainwright Warrants Issued	Warrant Strike Price	Warrant Term
Registered direct offering 1	February 1, 2023	183,020	$3.9 million	$3.6 million	10,981	$26.75	5 years
Registered direct offering 2	February 2, 2023	144,366	$3.4 million	$3.1 million	8,662	$29.38	5 years
Registered direct offering 3	February 3, 2023	232,188	$4.0 million	$3.7 million	13,931	$21.74	5 years

As of March 31, 2025 and December 31, 2024, the Wainwright Warrants were assessed to have a fair value of approximately $2,000 and $4,000, respectively, and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheets.

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

The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. The Purchase Warrants and the Warrant Shares are not being registered under the Securities Act pursuant to the Registration Statement and the Prospectus Supplement. The Purchase Warrants and the Warrant Shares were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of March 31, 2025, the Purchase Warrants had not been approved by stockholders.

On July 29, 2024, the Company completed the July 2024 Offerings with H.C. Wainwright & Co., LLC acting as the exclusive placement agent for the transaction (the “Agent”). In connection with the July 2024 Offerings, the Company paid the Agent a transaction fee equal to 7.0% of the aggregate gross proceeds from the offering, non-accountable expenses and certain other closing fees. The Company also issued to the designees of H.C. Wainwright & Co., LLC warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation for acting as placement agent in connection with the Purchase Agreement. The Purchase Agent Warrants were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of March 31, 2025, the Purchase Agent Warrants had not been approved by stockholders.

The Purchase Warrants and Placement Agent Warrants are deemed to be liability-classified awards with an immaterial balance as of March 31, 2025.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of March 31, 2025, 3,172 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company did not issue stock options under its MSGM 2021 Stock Plan during the three months ended March 31, 2025. As of March 31, 2025, there were 96,828 options outstanding under the MSGM 2021 Stock Plan with a weighted average exercise price of $61.76. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2025	2024
General and Administrative	$-	$69,731
Sales and Marketing	-	1,347
Development	-	(2,887)
Stock-based compensation expense	$-	$68,191

As of March 31, 2025, there was an immaterial amount of unrecognized stock-based compensation expense.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2025	2024
Stock options (1)	96,828	97,953
Warrants (2)	33,574	33,574
	130,402	131,527

(1)	Represents all outstanding stock options as of March 31, 2025. The weighted average exercise price for anti-dilutive options was $61.76 for the three months ended March 31, 2025.
(2)	Represents all outstanding warrants as of March 31, 2025. The exercise price for the warrants range from $21.74 to $29.38.

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of March 31, 2025, the Outstanding Warrants have not been approved by stockholders.

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of March 31, 2025, all required payments under the settlement agreement with Continental have been made in full.

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

In respect of Innovate, on February 26, 2025, the U.S. District Court for the District of Delaware (the “Court”) granted the summary judgment motion filed by the Company and the other defendants, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the Manager of Driven Lifestyle Group LLC., in the case titled Innovate 2 Corp., Motorsport Games Inc., et al., No. 1:21-cv-165-SB. The judgment entered by the Court held in favor of the Company and the other defendants on all counts and also granted the Company summary judgment against Innovate on the Company’s claim for breach of the stock purchase agreement entered into between the parties. Pursuant to the Court order, the parties submitted a joint status report on March 12, 2025 regarding the remaining issues in the case, including Motorsport’s damages on its counterclaim. On March 27, 2025, the Company entered in a Settlement Agreement (the “Settlement Agreement”) regarding the HC2 and Continental Complaint and in which the Company asserted a breach of contract counterclaim against Innovate seeking damages for the Company’s attorneys’ fees and costs. Pursuant to the Settlement Agreement, Innovate has agreed to pay the Company Five Hundred Thousand Dollars ($500,000), of which $300,000 was paid on March 31, 2025 (“Initial Payment”), $100,000 shall be paid on August 15, 2025 and $100,000 shall be paid on October 31, 2025. The Settlement Agreement provides that the parties caused all of their claims in the Action to be dismissed with prejudice within three (3) business days after receipt of the Initial Payment. The $500,000 gain from the Settlement Agreement is recorded as other operating income in the accompanying condensed consolidated statements of operations. As of March 31, 2025, the remaining $200,000 payment expected from Innovate under the Settlement Agreement is recorded as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $8,660,000 USD as of March 31, 2025) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the three months ended March 31, 2025 and 2024, Epic earned royalties of approximately $4,000 and $13,000, respectively, under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

License Commitments

On May 29, 2020, the Company secured a licensing agreement (the “Prior BTCC License Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”). Pursuant to the Prior BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the Prior BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the Prior BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the Prior BTCC License Agreement. The termination of the Prior BTCC License Agreement was effective as of November 3, 2023. On April 12, 2024, the Company entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC for settlement of the remaining liability in connection with the Prior BTCC License. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the Prior BTCC License Agreement was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new License Agreement to use certain licensed intellectual property related to, themed as, or containing the British Touring Car Championship (the “New BTCC License Agreement). Pursuant to the BARC Settlement Agreement, the Company recognized a gain of $0.6 million which was included in gain from settlement of license liabilities on the consolidated statements of operations for the three months ended June 30, 2024.

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

On May 17, 2024, the Company entered into a Settlement Agreement and License with INDYCAR (“the INDYCAR Agreement”). The INDYCAR Agreement resolved any and all disputes between the Company and INDYCAR with respect to the termination of (i) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related gaming products (the “IndyCar Products License”) and (ii) the License Agreement, dated July 13, 2021, by and between INDYCAR and the Company with respect to INDYCAR SERIES racing series related esports events (the “IndyCar Events License,” together with the IndyCar Products License, the “Prior License Agreements”). Pursuant to the INDYCAR Agreement, subject to the satisfaction of the conditions to the effectiveness of the INDYCAR Agreement, the Company and INDYCAR agreed that the Company’s liabilities under the Prior License Agreements, including any and all royalties and/or any other sums or liabilities of any kind whatsoever were forgiven by INDYCAR and discharged in their entirety in consideration of the Company’s payment to INDYCAR of $250,000 on the date of the INDYCAR Agreement and $150,000 within 30 days following the date of execution of the INDYCAR Agreement. The INDYCAR Agreement became effective upon satisfaction of (i) the Company’s payment to INDYCAR of $250,000 on the date of the INDYCAR Agreement and (ii) the Company’s payment of $150,000 to INDYCAR within 30 days following the date of execution of the INDYCAR Agreement. Both $250,000 and $150,000 were paid to INDYCAR by the Company in May 2024. Pursuant to the INDYCAR Agreement, the Company recognized a gain of $2.5 million which was included in gain from settlement of license liabilities on the consolidated statements of operations for the year ended December 31, 2024.

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

Purchase Commitment Liabilities

On April 20, 2021, the Company acquired 100% of the share capital of Studio 397 B.V. (“Studio397”) from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”). The purchase price originally consisted of (i) $12.8 million paid at closing and (ii) $3.2 million payable April 2022 on the first anniversary of closing, as deferred consideration (the “Deferred Payment”). On April 22, 2022 and July 21, 2022, the Company entered into certain letter agreements with the Sellers pursuant to which, among other things, the Deferred Payment installment amount due to be paid by the Company on the first anniversary of closing was reduced from $3.2 million to $1 million with the remaining $2.2 million to be settled in installments of: $330,000 to be paid on July 31, 2022; for the period August 15, 2022, through December 15, 2022 monthly installments of $100,000 and for the period beginning on January 15, 2023, monthly installments of $150,000 until the remaining Deferred Payment amount is satisfied. The letter agreements also call for 15% interest on the Deferred Payment balance effective on July 19, 2022. As security for payment of the amounts owed, we pledged 20% of the share capital of Studio397 (the “Pledged Shares”) to the Sellers. The terms of the sale provide that, in the event the Company fails to make any payment due subsequent to the closing, the Sellers would become entitled to exercise the voting rights and receive any dividends or distributions associated with the Pledged Shares.

On February 20, 2025, the Company entered into a Settlement Agreement with the Sellers, pursuant to which and subject to the satisfaction of the conditions to the effectiveness of the Luminis Settlement Agreement (as described below), the Company and the Sellers agreed that the Company will pay to the Sellers in full satisfaction of all amounts due, including the Deferred Payment, the sum of $750,000 payable to Luminis in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025, which resulted in a gain of approximately $175,000 recorded as other income (expense), net on the accompanying condensed consolidated statements of operations. Upon receipt of the entire Settlement Payment by the Sellers, all amounts owed by the Company under the Studio397 Purchase Agreement, including the Deferred Payments, shall be deemed to have been paid and settled in full and the Sellers shall release their security interest in the pledged stock of Studio397. If the Company fails to make any Settlement Payment when due and the breach is not cured within five (5) days of receipt of written notice thereof, the Agreement may be terminated by the Sellers. The remaining balance of the Deferred payment as of March 31, 2025 was $0.6 million, which is recorded as purchase commitments on the accompanying condensed consolidated balance sheets.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended March 31,
Customer	2025	2024
Customer B	* %	19.7%
Customer C	* %	20.7%
Customer D	74.9%	51.1%
Customer H	10.6%	* %
Total	85.5%	91.5%

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	March 31, 2025	December 31, 2024
Customer B	* %	16.8%
Customer C	* %	15.1%
Customer D	65.5%	45.2%
Customer H	21.6%	* %
Total	87.1%	77.1%

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

*	Less than 10%.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2025 and 2024 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Gaming	$1,758,453	$3,029,036
Esports	-	-
Total Revenues	$1,758,453	$3,029,036

Cost of Revenues:
Gaming	$465,386	$666,627
Esports	-	-
Total Cost of Revenues	$465,386	$666,627

Gross Profit:
Gaming	$1,293,067	$2,362,409
Esports	-	-
Total Gross Profit	$1,293,067	$2,362,409

Sales and Marketing Expenses:
Gaming	$97,701	$196,259
Esports	-	54,127
Total Sales and Marketing Expenses	$97,701	$250,386

Development Expenses:
Gaming	$601,953	$1,063,357
Esports	-	-
Total Development Expenses	$601,953	$1,063,357

General and Administrative Expenses:
Gaming	$1,163,226	$2,165,042
Esports	5,256	25,224
Total General and Administrative Expenses	$1,168,482	$2,190,266

Depreciation and Amortization:
Gaming	$11,951	$61,298
Esports	6,175	12,426
Total Depreciation and Amortization	$18,126	$73,724

Loss From Operations
Gaming	$(71,719)	$(1,123,547)
Esports	(21,476)	(91,777)
Total Loss From Operations	$(93,195)	$(1,215,324)

Interest Expense, net:
Gaming	$(13,010)	$(30,882)
Esports	-	-
Total Interest Expense, net	$(13,010)	$(30,882)

Other Income (Expense), net
Gaming	$1,064,882	$(409,164)
Esports	63,936	(28,028)
Total Other Income (Expense), net	$1,128,818	$(437,192)

Net Income (Loss):
Gaming	$1,044,089	$(1,591,569)
Esports	(21,476)	(91,829)
Total Net Income (Loss)	$1,022,613	$(1,683,398)

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2025	December 31, 2024
Total Assets:
Gaming	$4,503,265	$5,065,073
Esports	1,560,590	1,203,148
Total Assets	$6,063,855	$6,268,221

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in the Private Placement of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A common stock, par value $0.0001 and (ii) the Pre-Funded Warrant to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share. The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share, representing a premium of approximately 33% to the closing price of the Company’s Class A common stock as of April 10, 2025. The Company received net proceeds of approximately $2.35 million from the Private Placement, after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement primarily for working capital and general corporate expenses and other strategic initiatives approved by the Company’s board of directors. Pursuant to the terms of the Purchase Agreement, the Company is prohibited from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A Common Stock or securities convertible or exercisable into Class A Common Stock for a period commencing on the date of the Purchase Agreement, and expiring four and one-half (4½) months thereafter in connection with a financing transaction without the prior written consent of Purchasers that purchased at least 50.1% in interest of the Shares and the Pre-Funded Warrants based on the initial Subscription Amounts under the Purchase Agreement. The Purchase Agreement further provides that the Purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). The Company agreed to seek, and obtained, stockholder approval for the granting of the Right of First Refusal, which stockholder approval was obtained prior to the closing. The Right of First Refusal will be effective from the date of that is twenty-one days after the Company mails a Definitive Information Statement on Schedule 14C with respect to such stockholder approval until the first anniversary of the closing date. Pursuant to the terms of the Purchase Agreement, the Board is obligated to appoint an individual designated by the Purchasers that purchased at least 50.1% in interest of the Shares and the Pre-Funded Warrants based on the initial subscription amounts under the Purchase Agreement to serve as a Class II director on the Board for a term expiring at the Company’s 2026 annual meeting of stockholders. The Purchase Agreement further provides that the Purchasers holding a 50.1% interest in the securities issued upon closing of the Private Placement shall have the right to appoint an individual to the Company’s management team, subject to Board approval.

On April 15, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that based on the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2025, Nasdaq has determined that the Company now complies with the stockholders’ equity requirement as set forth in Nasdaq Listing Rule 5550(b)(1). As previously reported, on November 20, 2024, the Company received a letter from Nasdaq stating that the Company did not comply with the minimum $2.5 million stockholders’ equity, $35 million market value of listed securities, or $500,000 of net income from continuing operations requirements for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rules 5550(b)(1), 5550(b)(2), or 5550(b)(3), respectively. Nasdaq will continue to monitor the Company’s ongoing compliance with the continued listing requirements for The Nasdaq Capital Market and, if at the time of its next periodic report the Company does not evidence compliance it may be subject to delisting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2025 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport Games,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

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

We develop and publish racing video games including for personal computers (PCs) through various digital channels, including full-game and downloadable content (“DLC”). We have obtained the official licenses to develop multi-platform games for the 24 Hours of Le Mans race and the WEC. We are also striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games.

On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC. Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we had a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that were in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). For the three months ended March 31, 2025 and 2024, 0% and 49% of our total revenue, respectively, was generated from sales of our NASCAR racing video games.

On February 20, 2024, we released Le Mans Ultimate on PC in early access. Le Mans Ultimate is the official game of the WEC and 24 Hours of Le Mans, and is the first officially licensed and dedicated 24 Hours of Le Mans video game release in over twenty years.

Due to the uncertainty surrounding our ability to raise funding, and in light of our liquidity position and anticipated future funding requirements, we continue to explore other strategic alternatives and potential options for our business, including, but not limited to, the sale or licensing of certain of our assets in addition to the sales of our NASCAR License and Traxion, which was our motorsport and racing games community content platform. If any such additional strategic alternative is executed, it is expected it would help to improve our working capital position and reduce overhead expenditures, thereby lowering our expected future cash-burn, and provide some short-term liquidity relief. Nonetheless, even if we are successful in implementing one or more additional strategic alternatives, we will continue to require additional funding and/or further cost reduction measures in order to continue operations, which includes further restructuring of our business and operations. There are no assurances that we will be successful in implementing any additional strategic plans for the sale or licensing of our assets, or any other strategic alternative, which may be subject to the satisfaction of conditions beyond our control.

Recent Events

On April 20, 2021 we acquired 100% of the share capital of Studio397 from Luminis International B.V. and Technology In Business B.V. (collectively, “Luminis”). The purchase price originally consisted of a cash payment at closing and payments due at a later date. To date, we have not paid all of the payments due subsequent to the closing. Pursuant to the terms of agreements that we entered into, we are required to pay interest on the amounts owed but unpaid. The remaining balance owed as of December 31, 2024, was $0.6 million with unpaid accrued interest of $0.3 million. As security for payment of the amounts owed, we pledged 20% of the share capital of Studio397 (the “Pledged Shares”) to Luminis. The terms of the sale provide that, in the event we fail to make any payment due subsequent to the closing, Luminis would become entitled to exercise the voting rights and receive any dividends or distributions associated with the Pledged Shares.

On February 20, 2025, we entered into a Settlement Agreement with Luminis, pursuant to which and subject to the satisfaction of certain payment conditions, we will pay Luminis in full satisfaction of all amounts due, the sum of $750,000 payable in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025. We made installment payments of $150,000 each by March 5, 2025 and May 5, 2025. If we default on any payment, Luminis could exercise their rights with respect to the Pledged Shares, including the right to claim a share of Studio397’s profits, which represented approximately 11% of our revenue for the year ended December 31, 2024. As shareholders of Studio397, Luminis would have the right to compel us to call a meeting of the shareholders of Studio397 for the purpose of discussing a proposal to effect the public sale of all assets owned by Studio397, including software. In addition to such rights, Luminis would further be entitled to retain any payments that we make pursuant to the Settlement Agreement.

Private Placement Offering

On April 11, 2025, we entered into securities purchase agreements (the “April Purchase Agreements”) with several institutional and accredited investors for the issuance and sale in a private placement (the “April Private Placement”) of the following securities for gross proceeds of approximately $2.5 million: (i) 1,894,892 shares (the “April Shares”) of our Class A common stock, par value $0.0001 (the “Class A common stock”) and (ii) a pre-funded warrant (the “April Pre-Funded Warrant”) to purchase up to 377,836 shares of Class A common stock (the “April Pre-Funded Warrant Shares”)at an exercise price of $0.0001 per share. The purchase price for one share of Class A common stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share, representing a premium of approximately 33% to the closing price of our Class A common stock as of April 10, 2025. In April 2025, we received net proceeds of approximately $2.35 million from the Private Placement, after deducting estimated offering expenses payable by us.

The April Pre-Funded Warrant is exercisable twenty-one days after we mail a Definitive Information Statement on Schedule 14C with respect to stockholder approval of such exercise and will not expire until exercised in full. The exercise price and number of April Pre-Funded Warrant Shares issuable upon exercise of the April Pre-Funded Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our Class A common stock and the exercise price. The April Pre-Funded Warrant may be exercised, in whole or in part, at any time by means of a “cashless exercise.”

Pursuant to the April Purchase Agreements, we agreed to prepare and file a registration statement with the SEC registering the resale of the April Shares and the April Pre-Funded Warrant Shares no later than 45 days after the date of the April Purchase Agreements, to use commercially reasonable efforts to have the registration statement declared effective as promptly as practicable thereafter, and to keep such registration statement effective at all times for a five-year period after the closing date.

Pursuant to the terms of the April Purchase Agreement, we are prohibited from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A common stock or securities convertible or exercisable into Class A common stock for a period commencing on the date of the April Purchase Agreement, and expiring four and one-half (4½) months thereafter in connection with a financing transaction without the prior written consent of purchasers that purchased at least 50.1% in interest of the April Shares and the April Pre-Funded Warrants based on the initial subscription amounts under the April Purchase Agreement. The April Purchase Agreements further provides that the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). We agreed to seek, and obtained, stockholder approval for the granting of the Right of First Refusal, which stockholder approval was obtained prior to the closing date. The Right of First Refusal shall be effective from the date of that is twenty-one days after we mail a Definitive Information Statement on Schedule 14C with respect to such stockholder approval until the first anniversary of the closing date.

The April Purchase Agreements provided that our board of directors (the “Board”) will appoint an individual designated by the purchasers that purchased at least 50.1% in interest of the April Shares and the April Pre-Funded Warrants based on the initial subscription amounts under the April Purchase Agreement to serve as a Class II director on the board for a term expiring at our 2026 annual meeting of stockholders. In accordance with the foregoing, Mr. Guoquan (Paul) Huang was appointed to the Board effective as of April 16, 2025. The April Purchase Agreement further provides that the purchasers holding a 50.1% interest in the securities issued upon closing of the April Private Placement shall have the right to appoint an individual to our management team, subject to Board approval.

Nasdaq Compliance

We are required to continually meet Nasdaq’s listing requirements, including, among other things, a minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). As described in a Current Report on Form 8-K filed with the SEC on November 22, 2024, we received a deficiency letter from Nasdaq’s Listing Qualifications Department (the “Nasdaq Staff”) on November 20, 2024 notifying us that we were not in compliance with the Stockholders’ Equity Requirement. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we reported stockholders’ equity of $2,170,911, which was below the Stockholders’ Equity Requirement. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) net income of $500,000 from continuing operations in the most recently completed fiscal year or in two of the three most recently completed fiscal years. As of March 31, 2025, our stockholders’ equity was $1,416,885.

In accordance with Nasdaq rules, we had until January 6, 2025 to submit a plan to the Nasdaq Staff to regain compliance with the Stockholders’ Equity Requirement, which plan we submitted by such date. On March 3, 2025, Nasdaq notified us that, based on Nasdaq’s review of our submission, Nasdaq’s staff has determined to grant us an extension to regain compliance with the Stockholders’ Equity Requirement until April 14, 2025, subject to our regaining and evidencing compliance with the Stockholders’ Equity Requirement by such date.

On April 15, 2025, we received a letter from the Nasdaq Staff stating that based on our Form 8-K filed with the SEC on April 14, 2025, Nasdaq had determined that we complied with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the continued listing requirements for The Nasdaq Capital Market and, if at the time of our next periodic report we do not evidence compliance we may be subject to delisting.

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

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the three months ended March 31, 2025 and 2024, approximately 89% and 92% of our revenue from sales of video games for game consoles and PCs was through digital channels, respectively. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Hardware Platforms

In the past we derived most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 0% and 44% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the sale of products for Microsoft Windows via Steam comprised approximately 90% and 50% of our total revenue, respectively, and revenue from licensing and development agreements comprised approximately 10% and 6% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms.

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

Sales and Marketing

Sales and marketing expenses are primarily comprised of salaries, benefits and related taxes of our in-house marketing teams, advertising, marketing, and promotional expenses, including fees paid to social media platforms, Driven Lifestyle and other websites where we market our products.

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

Results of Operations

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

In this section, references to 2025 refer to the three months ended March 31, 2025 and references to 2024 refer to the three months ended March 31, 2024.

Revenues

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues:
Gaming	$1,758,453	$3,029,036	$(1,270,583)	(41.9)%
Esports	-	-	-	-%
Total Revenues	$1,758,453	$3,029,036	$(1,270,583)	(41.9)%

Consolidated revenues were $1.8 million and $3.0 million for 2025 and 2024, respectively, a decrease of $1.3 million, or 41.9%, when compared to the prior period. The decrease in Gaming segment revenues was primarily due to a $1.5 million decrease in NASCAR-related revenues in 2025, a gaming title we are no longer authorized to sell starting in 2025, a $0.2 million decrease in our rFactor 2 title, offset by a $0.4 million increase in 2025 from sales of Le Mans Ultimate compared to 2024.

We did not organize a Le Mans Virtual Series (“LMVS”) event in 2025 or 2024, resulting in no earned sponsorship or events revenue in 2025 and 2024 in our Esports segment.

Cost of Revenues

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Cost of revenues:
Gaming	$465,386	$666,627	$(201,241)	(30.2)%
Esports	-	-	-	-%
Total Cost of Revenues	$465,386	$666,627	$(201,241)	(30.2)%

Consolidated cost of revenues was $0.5 million and $0.7 million for 2025 and 2024, respectively, a decrease of $0.2 million, or 30.2%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no game sales for the franchise in 2025 compared to the prior period.

Gross Profit

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Gross Profit (Loss)
Gaming	$1,293,067	$2,362,409	$(1,069,342)	(45.3)%
Esports	-	-	-	-%
Total Gross Profit (Loss)	$1,293,067	$2,362,409	$(1,069,342)	(45.3)%

	For the Three Months Ended March 31,
	2025	2024

Gaming - Gross Profit Margin	73.5%	78.0%
Esports - Gross Profit (Loss) Margin	0.0%	0.0%
Total Gross Profit Margin	73.5%	78.0%

Consolidated gross profit was $1.3 million and $2.4 million for 2025 and 2024, respectively, a decrease of $1.1 million, or 45.3%, when compared to the prior period. Gross profit margin was 73.5% in 2025, compared to 78.0% in 2024. The decrease in our Gaming segment gross profit of $1.1 million, and corresponding decrease in gross profit margin, was primarily due to lower gaming revenues in 2025, particularly related to NASCAR-related revenues, a gaming title we are no longer authorized to sell starting in 2025.

As explained above, we did not organize a LMVS event in 2025 or 2024.

Operating Expenses

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Operating Expenses:
Sales and marketing	$97,701	$250,386	$(152,685)	(61.0)%
Development	601,953	1,063,357	(461,404)	(43.4)%
General and administrative	1,168,482	2,190,266	(1,021,784)	(46.7)%
Depreciation and amortization	18,126	73,724	(55,598)	(75.4)%
Total Operating Expenses	$1,886,262	$3,577,733	$(1,691,471)	(47.3)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.1 million and $0.3 million for 2025 and 2024, respectively, representing a $0.2 million, or 61.0%, decrease when compared to the prior period. The reduction in sales and marketing expenses was primarily driven by a $0.2 million reduction in payroll and employee-related expense as a result of lower headcount when compared to the prior period.

Development

Development expenses were $0.6 million and $1.1 million for 2025 and 2024, respectively, representing a $0.5 million, or 43.5%, decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.4 million decrease in payroll as a result of lower headcount, as well as a $0.1 million decrease in external development services, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $1.2 million and $2.2 million for 2025 and 2024, respectively, a decrease of $1.0 million, or 46.7%, when compared to the prior period. The reduction in G&A expenses was primarily driven by a $0.7 million decrease in legal and professional fees, as well as a decrease of $0.1 million in each of payroll, insurance and office rent, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for 2025 and 2024 presented no significant changes to the depreciation of capital assets.

Interest Expense

Interest expense was approximately $13,000 and $31,000 for 2025 and 2024, respectively, primarily from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other Operating Income

Other operating income of $0.5 million in 2025 represents the amount to be reimbursed to us for legal fees pursuant to the Innovate Settlement Agreement entered on March 27, 2025.

Other Income (Expense), net

Other income, net was $1.1 million for 2025, compared to other expense, net of $0.4 million for 2024, an increase of $1.6 million compared to the prior period. Other income, net of $1.1 million for 2025 was primarily comprised of $0.9 million in foreign currency gains arising from remeasuring transactions denominated in a currency and a $0.2 million gain from the Settlement Agreement entered into with Luminis on February 20, 2025.

Other Comprehensive (Loss) Gain

Other comprehensive loss was $0.8 million for 2025, compared to other comprehensive gain of $0.5 million for 2024. The $1.3 million decrease in other comprehensive loss was primarily due to activity in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was approximately $18,000 for 2025 and 2024, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture.

Liquidity and Capital Resources

Liquidity

We have historically financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit (as defined below) and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,050,402	$859,271
Working capital (deficiency)	$(1,919,162)	$(2,225,300)

For the three months ended March 31, 2025, we generated net income of $1.0 million and positive cash flows from operations of approximately $0.3 million. As of March 31, 2025, we had an accumulated deficit of $90.7 million, working capital deficit of $1.9 million, and cash and cash equivalents of $1.1 million, which increased to $3.1 million at April 30, 2025 after taking into account the proceeds from the Private Placement. The increase in cash and cash equivalents was primarily due to $2.35 million in net proceeds from a private placement of our Class A common stock and issuance of a pre-funded warrant, which closed on April 11, 2025. We do not believe that our current capital resources will be sufficient to fund our operations over the next year. Based on our current expected level of operating expenditures and cash and cash equivalents on hand and anticipated revenue, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months subsequent to the issuance of the condensed consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. Management is actively pursuing financing and other strategic plans, however, we do not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when we need it on terms that will be acceptable to us, or at all. There can be no assurance that we will be able to raise funds by selling additional securities, which sales, if successful, could dilute the ownership interest of our existing shareholders. In addition, our ability to sell additional securities may be limited by the terms of the Right of First Refusal granted to the purchasers in the April Private Placement and our agreement not to issue any shares of our Class A common stock or certain other securities for four and a half months form the closing date of the Private Placement. The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to further reduce overhead costs and our cash obligations in the short term, as needed. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

We generated an average monthly cash flow from operations of approximately $0.1 million during the three months ended March 31, 2025, which was primarily due to a gain from the Innovate Settlement Agreement entered on March 27, 2025. While we have taken measures to reduce our costs, we expect to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. Based on our cash and cash equivalents position and our expected average future cash burn, we believe that we do not have sufficient cash on hand to fund our operations over the next year and that additional funding will be required in order to continue operations.

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

In March 2023, we entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act. During the three months ended March 31, 2025, we did not sell any shares of Class A common stock pursuant to the terms of the ED Agreement. On July 26, 2024, we filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to our present liquidity position and expected future funding requirements, even if we filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via our ATM program, such proceeds would not be sufficient to satisfy our ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options we are exploring. Further, there can be no assurance we will be able to obtain funds via our ATM program, should we choose to sell shares under the ED Agreement, nor can there be any other assurance that we can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy our future needed liquidity and capital resources.

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

Even if we do secure additional Capital Financing, if the anticipated level of revenues are not achieved because of, for example, decreased sales of our products due to the disposition of key assets, such as the sale of our NASCAR License and Traxion, further changes to our product roadmap and/or our inability to deliver new products for our various other licenses; less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; retailer inventory management or reductions in retailer display space; less than anticipated results from our existing or new products or from our advertising and/or marketing plans; or if our expenses, including, without limitation, for marketing, advertising and promotions, product returns or price protection expenditures, exceed the anticipated level of expenses, our liquidity position may continue to be insufficient to satisfy our future capital requirements. If we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements to this Report are issued. The factors described above, in particular the lack of available cash on hand to fund operations over the next year, have raised substantial doubt about our ability to continue as a going concern.

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

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2025 and 2024 was $0.3 million and ($0.4 million), respectively. Net cash provided by operating activities for the three months ended March 31, 2025 was primarily a result of cash from net income of $1.0 million, adjusted for net non-cash adjustments of $0.9 million and $0.2 million of cash from changes in the levels of operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2024 was primarily a result of cash used to fund a net loss of $1.7 million, adjusted for net non-cash adjustments of $1.2 million and $0.1 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 and 2024 was $150,000 and $50,000, respectively, both of which were related to the repayment of purchase commitment liabilities.

Promissory Note Line of Credit

On April 1, 2020, we entered into a promissory note (the “$12 million Line of Credit”) with an affiliated entity, Driven Lifestyle, that provided us with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020) at an interest rate of 10% per annum, the availability of which is dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit does not have a stated maturity date and is payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed will be accelerated and become immediately payable in the event we consummate certain corporate events, such as a capital reorganization. We may prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. Additionally, see “Risk Factors – Risks Related to Our Financial Condition and Liquidity - Limits on our borrowing capacity under the $12 million Line of Credit may affect our ability to finance our operations” in Part I, Item 1A of the 2024 Form 10-K.

On September 8, 2022, we entered into a support agreement with Driven Lifestyle (the “Support Agreement”) pursuant to which Driven Lifestyle issued approximately $3 million (the “September 2022 Cash Advance”) to us in accordance with the $12 million Line of Credit. Additionally, the Support Agreement modified the $12 million Line of Credit such that, among other things, until June 30, 2024, Driven Lifestyle would not demand repayment of the September 2022 Cash Advance or other advances under the $12 million Line of Credit, unless certain events occurred, as prescribed in the Support Agreement, such as the completion of a new financing arrangement or we generate positive cash flows from operations, among others. All principal and accrued interest owed on the $12 million Line of Credit were exchanged for equity following the completion of two debt-for-equity exchange agreements with Driven Lifestyle on January 30, 2023 and February 1, 2023, relieving us of approximately $3.9 million in owed principal and unpaid interest in exchange for an aggregate of 780,385 shares of our Class A common stock. See Note 5 – Related Party Loans in our condensed consolidated financial statements in this Report for further information. As of March 31, 2025, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of March 31, 2025, the $12 million Line of Credit remains in place. However, we believe that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore we do not view the $12 million Line of Credit as a viable source for future liquidity needs.

Other Financing Activity

On July 29, 2024, we completed the July 2024 Offerings with certain investors, which raised approximately $1.0 million in gross proceeds (the “$1.0 million RDO”) before deducting $0.1 million in placement agent’s fees and other offering expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes. In connection with the $1.0 million RDO, we issued Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock. The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. We also issued to the designees of H.C. Wainwright & Co., LLC warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation for acting as placement agent in connection with the $1.0 million RDO. As of the date of the filing of this Quarterly Report on Form 10-Q, the exercise of the Purchase Warrants and Placement Agent Warrants have not been approved by stockholders.

Capital Expenditures

The nature of our operations does not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of March 31, 2025.

Material Cash Requirements

Except as described below, there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Form 10-K.

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

Critical Accounting Policies and Estimates

Other than accounting estimates for sales returns and price protection reserves which are no longer relevant starting in 2025, there have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Form 10-K.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, a measure used by management to assess our operating performance, is defined as EBITDA, which is net income (loss) plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) impairment of intangible assets; (iii) loss contingency expense; and (iv) stock-based compensation expenses.

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

The Non-GAAP Measure is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue, income/loss from operations, net income (loss), or cash flows from operations or as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. Additionally, the Non-GAAP Measure is not intended to be a measure of free cash flows available for our discretionary use, as it does not consider certain cash requirements, such as interest payments, tax payments, working capital requirements and debt service requirements. The Non-GAAP Measure has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for our results as reported under U.S. GAAP. Management compensates for the limitations of using the Non-GAAP Measure by using it to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than would be presented by using only measures in accordance with U.S. GAAP. Because not all companies use identical calculations, the Non-GAAP Measure may not be comparable to other similarly titled measures of other companies.

The following table provides a reconciliation from net income (loss) to Adjusted EBITDA for the respective periods presented:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss)	$1,022,613	$(1,683,398)
Interest expense, net	13,010	30,882
Depreciation and amortization (1)	252,057	601,946
EBITDA	1,287,680	(1,050,570)
Gain from settlement of purchase commitment liabilities	(175,460)	-
Gain from Settlement Agreement	(500,000)	-
Stock-based compensation	-	68,191
Adjusted EBITDA	$612,220	$(982,379)

(1)	Includes $233,931 and $528,222 of amortization expenses included in cost of revenues for the three months ended March 31, 2025 and 2024, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2024 Form 10-K, and that continued to exist as of March 31, 2025.

Remediation of Material Weaknesses

We have not yet remediated the material weaknesses relating to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer, each of which are discussed further in Part II, Item 9A, “Controls and Procedures” of the 2024 Form 10-K.

If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations. We plan to make progress in the coming months on the remediation plans described in our 2024 Form 10-K, under Part II, Item 9A, “Controls and Procedures.”

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2024 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

We generated positive cash flows from operations of $0.3 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $90.7 million, working capital deficit of $1.9 million, and cash and cash equivalents of $1.1 million. We incurred a net loss of $3.0 million and negative cash flows from operations of $2.8 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $91.8 million and cash and cash equivalents of $0.9 million. For the year ended December 31, 2024, we experienced an average net cash burn from operations of approximately $0.2 million per month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. Our unaudited financial statement for the quarter ended March 31, 2025 were prepared under the assumption that we will continue as a going concern; however, we have incurred losses from operations to date, and due to the lack of available cash on hand to fund our operations over the next year and the continuing uncertainty surrounding our ability to raise funding in the form of potential capital financing, there is substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. The reports of our independent registered public accountants on our financial statements as of and for the years ended December 31, 2024 and 2023 also include explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of this Report, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of our 2024 Form 10-K and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in the accompanying condensed consolidated financial statements for additional information.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, we identified certain material weaknesses in our internal control over financial reporting that continue to exist as of the date of this Quarterly Report on Form 10-Q. The material weaknesses identified relate to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and the share price of our Class A common stock may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. See Part II, Item 9A – “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 4 of this Quarterly Report on Form 10-Q for further information on material weaknesses and our remediation plans.

Limits on our ability to sell securities under the April Purchase Agreements may affect our ability to finance our operations.

The April Purchase Agreements prohibits us from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A common stock or securities convertible or exercisable into Class A common stock for a period commencing April 11, 2025, and expiring four and one-half (4½) months thereafter in connection with a financing transaction without the prior written consent of purchasers that purchased at least 50.1% in interest of the April Shares and the April Pre-Funded Warrants based on the initial subscription amounts under the April Purchase Agreements. The April Purchase Agreements further provides that, until the first anniversary of the closing date, the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). To the extent we required additional funding, we will therefore be limited in the types of fundraising transactions that we are able to pursue in compliance with the April Purchase Agreements. If funding is not available or not available at terms acceptable to us, we may be compelled to further reduce overhead costs and our cash obligations in the short term. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

If we fail to maintain compliance with the listing requirements of The Nasdaq Capital Market our Class A common stock could be delisted, which could affect the market price and liquidity of our Class A common stock.

We are required to continually meet Nasdaq’s listing requirements, including, among other things, the Stockholders’ Equity Requirement, which requires a minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1). As described in a Current Report on Form 8-K filed with the SEC on November 22, 2024, we received a deficiency letter from the Nasdaq Staff on November 20, 2024 notifying us that we were not in compliance with the Stockholders’ Equity Requirement. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we reported stockholders’ equity of $2,170,911, which was below the Stockholders’ Equity Requirement. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) net income of $500,000 from continuing operations in the most recently completed fiscal year or in two of the three most recently completed fiscal years. As of December 31, 2024, our stockholders’ equity was $1,226,002.

In accordance with Nasdaq rules, we had until January 6, 2025 to submit a plan to the Nasdaq Staff to regain compliance with the Stockholders’ Equity Requirement, which plan we submitted by such date. On March 3, 2025, Nasdaq notified us that, based on Nasdaq’s review of our submission, Nasdaq’s staff has determined to grant us an extension to regain compliance with the Stockholders’ Equity Requirement until April 14, 2025, subject to our regaining and evidencing compliance with the Stockholders’ Equity Requirement by such date.

On April 15, 2025, we received a letter from the Nasdaq Staff stating that based on our Form 8-K filed with the SEC on April 14, 2025, Nasdaq had determined that we complied with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the continued listing requirements for The Nasdaq Capital Market and, if at the time of our next periodic report we do not evidence compliance we may be subject to delisting.

Any delisting of our Class A common stock from Nasdaq, including as a result of our inability to maintain compliance with the Stockholders’ Equity Requirement, could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of Class A common stock, reduce our ability to raise additional capital, reduce the price at which our Class A common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. We cannot assure you that our Class A common stock, if delisted from Nasdaq, would be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of our Class A common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and liquidity.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the three months ended March 31, 2025, two customers accounted for 74.9% and 10.6% of our revenue and the same distributors accounted for approximately 65.5% and 21.6% of our accounts receivable. For the years ended December 31, 2024 and 2023, revenues associated with our NASCAR franchise accounted for approximately 52% and 72% of our total revenue, respectively. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 86% and 83% of our consolidated revenues, respectively. No other distribution channel accounted for 10% or more of our revenues in those periods. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 77% and 89% of our accounts receivable, respectively. No other distribution channel accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these distribution channels would have a material adverse effect on the Company’s results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2025, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

33

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

4.1	Pre-Funded Warrant, dated April 11, 2025	8-K	001-39868	4.1	4/14/25

10.1	Settlement Agreement, dated as of February 20, 2025, between the Company and Technology In Business B.V. and Luminis International B.V.	8-K	001-39868	10.1	2/26/25

10.2	Form of Securities Purchase Agreement, dated April 11, 2025, by and between Motorsport Games Inc. and the Purchasers signatory thereto	8-K	001-39868	10.1	4/14/25

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2025	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Financial Officer
(Principal Financial and Accounting Officer)

35