Form 10-Q
period 2025-06-30
Motorsport Games Inc.
filed 2025-08-13
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, the registrant had 5,078,450 shares of Class A common stock and 700,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended June 30, 2025

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024

Assets

Current assets:
Cash and cash equivalents	$2,365,410	$859,271
Accounts receivable, net	1,590,741	1,446,990
Prepaid expenses and other current assets	800,340	490,221
Total Current Assets	4,756,491	2,796,482
Property and equipment, net	31,363	55,437
Operating lease right of use assets	35,288	51,004
Intangible assets, net	3,330,998	3,365,298
Total Assets	$8,154,140	$6,268,221

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,031,868	$2,976,211
Accrued expenses and other current liabilities	1,347,701	1,070,063
Due to related parties	11,666	26,211
Purchase commitments	150,000	918,198
Operating lease liabilities (current)	31,221	31,099
Total Current Liabilities	2,572,456	5,021,782
Operating lease liabilities (non-current)	-	16,309
Other non-current liabilities	11,444	4,128
Total Liabilities	2,583,900	5,042,219

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 and 1,000,000 shares; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 and 100,000,000 shares; 5,078,450 and 3,183,558 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	504	315
Class B common stock, $0.0001 par value; authorized 7,000,000 and 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	70	70

Additional paid-in capital	95,213,629	92,960,275
Accumulated deficit	(86,490,510)	(91,789,968)
Accumulated other comprehensive loss	(3,904,918)	(674,434)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	4,818,775	496,258
Non-controlling interest	751,465	729,744
Total Stockholders’ Equity	5,570,240	1,226,002
Total Liabilities and Stockholders’ Equity	$8,154,140	$6,268,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,591,840	$1,881,653	$4,350,293	$4,910,689
Cost of revenues	454,887	771,647	920,273	1,438,274
Gross profit	2,136,953	1,110,006	3,430,020	3,472,415

Operating expenses:
Sales and marketing	126,307	205,549	224,008	455,935
Development	270,343	868,745	872,296	1,932,102
General and administrative [1]	865,040	1,411,826	2,033,522	3,602,092
Depreciation and amortization	11,697	63,138	29,823	136,862
Total operating expenses	1,273,387	2,549,258	3,159,649	6,126,991
Gain from settlement of license liabilities	-	3,248,000	-	3,248,000
Other operating income	1,104,497	250,000	1,604,497	250,000
Income from operations	1,968,063	2,058,748	1,874,868	843,424
Interest expense	(4,740)	(29,746)	(17,750)	(60,628)
Other income (loss), net	2,274,849	58,481	3,403,667	(378,711)
Net income	4,238,172	2,087,483	5,260,785	404,085
Less: Net loss attributable to non-controlling interest	(20,228)	(18,445)	(38,673)	(36,887)
Net income attributable to Motorsport Games Inc.	$4,258,400	$2,105,928	$5,299,458	$440,972

Net income attributable to Class A common stock per share:
Basic and diluted	$0.82	$0.77	$1.26	$0.16

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	$5,206,536	$2,722,728	4,195,047	2,722,728

[1]	Includes related party expenses of $37,500 and $70,055 for the three months ended June 30, 2025 and 2024, respectively, and $75,000 and $151,272 for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$4,238,172	$2,087,483	$5,260,785	$404,085
Other comprehensive income:
Foreign currency translation adjustments	(2,338,360)	(60,886)	(3,170,090)	456,442
Comprehensive income	1,899,812	2,026,597	2,090,695	860,527
Comprehensive (loss) income attributable to non-controlling interests	(16,984)	974	21,721	(80,373)
Comprehensive income attributable to Motorsport Games Inc.	$1,916,796	$2,025,623	$2,068,974	$940,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2025
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2025	3,183,558	$315	700,000	$70	$92,960,275	$(91,789,968)	$(674,434)	$496,258	$729,744	$1,226,002
Other comprehensive gain (loss)	-	-	-	-	-	-	(888,880)	(888,880)	57,150	(831,730)
Net income (loss)	-	-	-	-	-	1,041,058	-	1,041,058	(18,445)	1,022,613
Balance – March 31, 2025	3,183,558	$315	700,000	$70	$92,960,275	$(90,748,910)	$(1,563,314)	$648,436	$768,449	$1,416,885
Issuance of common stock and pre-funded warrant, net	2,272,728	189	-	-	2,253,354	-	-	2,253,543	-	2,253,543
Other comprehensive gain (loss)	-	-	-	-	-	-	(2,341,604)	(2,341,604)	3,244	(2,338,360)
Net income (loss)	-	-	-	-	-	4,258,400	-	4,258,400	(20,228)	4,238,172
Balance – June 30, 2025	5,456,286	$504	700,000	$70	$95,213,629	$(86,490,510)	$(3,904,918)	$4,818,775	$751,465	$5,570,240

	For the Three and Six Months Ended June 30, 2024
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2024	2,722,728	$269	700,000	$70	$91,923,311	$(89,037,012)	$(1,850,216)	$1,036,422	$1,053,282	$2,089,704
Stock-based compensation	-	-	-	-	68,191	-	-	68,191	-	68,191
Other comprehensive gain (loss)	-	-	-	-	-	-	580,233	580,233	(62,905)	517,328
Net loss	-	-	-	-	-	(1,664,956)	-	(1,664,956)	(18,442)	(1,683,398)
Balance – March 31, 2024	2,722,728	$269	700,000	$70	$91,991,502	$(90,701,968)	$(1,269,983)	$19,890	$971,935	$991,825
Stock-based compensation	-	-	-	-	10,658	-	-	10,658	-	10,658
Other comprehensive gain (loss)	-	-	-	-	-	-	(80,305)	(80,305)	19,419	(60,886)
Net income (loss)	-	-	-	-	-	2,105,928	-	2,105,928	(18,445)	2,087,483
Balance – June 30, 2024	2,722,728	$269	700,000	$70	$92,002,160	$(88,596,040)	$(1,350,288)	$2,056,171	$972,909	$3,029,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$5,260,785	$404,085
Adjustments to reconcile net income to net cash used in operating activities:
Gain from settlement of license liabilities	-	(3,248,000)
Gain from settlement of purchase commitment liabilities	(175,460)	-
(Gain) loss on foreign currency exchange rates	(3,302,878)	498,565
Depreciation and amortization	505,992	1,189,106
Purchase commitment and license liability interest accretion	7,262	43,558
Non-cash lease expense	14,150	103,902
Stock-based compensation	-	78,849
Changes in the fair value of warrants	7,316	(13,527)
Changes in assets and liabilities:
Accounts receivable	(130,050)	(108,695)
Operating lease liabilities	(14,732)	(103,899)
Prepaid expenses and other assets	(310,425)	298,855
Accounts payable	(1,946,819)	948,303
Due to related parties	(15,040)	(48,715)
Accrued expenses and other liabilities	374,646	(1,111,977)
Net cash provided by (used in) operating activities	$274,747	$(1,069,590)

Cash flows from investing activities:
Investment in internally-developed software	(370,000)	-
Purchase of property and equipment	-	(25,145)
Net cash used in investing activities	$(370,000)	$(25,145)

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(600,000)	(50,000)
Equity issuance costs	(96,268)	-
Proceeds from issuance of common stock and pre-funded warrant, net	2,349,811	-
Net cash provided by (used in) financing activities	$1,653,543	$(50,000)

Effect of exchange rate changes on cash and cash equivalents	(52,151)	(1,037)

Net increase (decrease) in cash and cash equivalents	1,506,139	(1,145,772)

Total cash and cash equivalents at beginning of the period	$859,271	$1,675,210

Total cash and cash equivalents at the end of the period	$2,365,410	$529,438

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$10,697	$17,070

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

Risks and Uncertainties

Liquidity and Going Concern

The Company had net income of $5.3 million and generated cash flows from operations of $0.3 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $86.5 million, working capital of $2.2 million, and cash and cash equivalents of $2.4 million, which increased to $2.8 million as of July 31, 2025.

For the six months ended June 30, 2025, the Company generated an average positive cash flow from operations of approximately $46,000 per month that was primarily due to $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. While it has taken, and continues to take measures to reduce its costs, the Company expects to continue to have a net cash outflow from operations for the foreseeable future as it continues to develop its product portfolio and invest in developing new video game titles.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in a private placement (the “Private Placement”) of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A Common Stock”) and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share. The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. The Company received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by the Company. The Company intends to use the net proceeds received from the Private Placement primarily for working capital and general corporate expenses and other strategic initiatives approved by the Company’s board of directors.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2024 and 2023 and for the years then ended which are included in the 2024 Form 10-K.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these condensed consolidated financial statements. These reclassifications had no effect on the prior year’s net income.

Correction of an Immaterial Error in Previously Issued Financial Statements

The Company has revised the presentation of net loss attributable to the non-controlling interest in the joint venture with Automobile Club de l’Ouest discussed in Note 9 – Commitments and Contingencies, to correct an immaterial error in the presentation of the non-controlling interest. This decreased net income per Class A common share attributable to Motorsport Games Inc. by $0.24 and $0.10 for the three and six months ended June 30, 2024, respectively.

In addition, the Company has revised the statement of cash flow for the six months ended June 30, 2024 to revise the presentation of net cash used in operating activities to include a loss on foreign currency exchange rates that was previously included in the effect of exchange rate changes on cash and cash equivalents and other foreign currency-related adjustments to the changes in working capital. As a result, net cash used in operating activities and the effect of exchange rate changes on cash and cash equivalents decreased by $0.3 million for the six months ended June 30, 2024.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the audited consolidated financial statements for the year ended December 31, 2024, as included in the 2024 Form 10-K, except as disclosed in this note.

Subscriptions

In December 2024, the Company launched RaceControl, which is a subscription-based matchmaking and online racing system that provides enhanced access to online features, including championships, extended registration periods, and priority driver reports for a recurring monthly or annual fee. Sales of the Company’s subscriptions are determined to have one performance obligation: the online hosting. The Company’s recognizes revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied.

Development Costs

Development costs include third-party development and programming costs and the depreciation and amortization of assets used to conduct research and development. Such costs related to software development are charged to expense until the point that technological feasibility is reached, which for our software products is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

The following is a summary of intangible assets as of June 30, 2025:

	Licensing Agreements (Finite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non- Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2025	$2,381,743	$7,976,068	$560,000	$201,969	$170,222	$(7,924,704)	$3,365,298
Amortization expense	-	-	-	-	-	(476,169)	(476,169)
Additions	-	370,000	-	-	-	-	370,000
Foreign currency translation adjustments	19,939	139,868	-	21,225	10,044	(119,207)	71,869
Balance as of June 30, 2025	$2,401,682	$8,485,936	$560,000	$223,194	$180,266	$(8,520,080)	$3,330,998

Weighted average remaining amortization period at June 30, 2025	15.7	5.5	-		-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non- Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2025	$1,201,282	$5,993,200	$560,000	$170,222	$7,924,704
Amortization expense	38,673	437,496	-	-	476,169
Foreign currency translation adjustment	-	109,163	-	10,044	119,207
Balance as of June 30, 2025	$1,239,955	$6,539,859	$560,000	$180,266	$8,520,080

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2025 (remaining period)	$589,350
2026	1,178,701
2027	343,745
2028	206,603
2029	144,936
Thereafter	644,469
$3,107,804

Amortization expense related to intangible assets was approximately $0.2 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and amortization expense related to intangible assets was approximately $0.5 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued royalties	$252,647	$148,006
Accrued professional and consulting fees	97,191	68,517
Accrued development costs	59,436	26,925
Accrued taxes	216,008	55,131
Accrued payroll	125,895	191,736
Deferred revenue	507,137	390,463
Loss contingency reserves (see Note 9)	-	41,764
Accrued other	89,387	147,521
Total	$1,347,701	$1,070,063

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Development, coding and subscription revenues are also recorded as deferred revenue until the Company’s performance obligation is performed. Furthermore, deferred revenue includes payment advances from the Company’s channel partners and sales transactions including future update rights and online hosting performance obligations, which are subject to deferral and recognized over the Estimated Offering Period.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.1 million and $0 for each of the three months ended June 30, 2025 and 2024, respectively, and approximately $0.4 million and $0.3 million for each of the six-month periods ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, the $12 million Line of Credit remains in place. However, the Company believes that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore does not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of June 30, 2025 and December 31, 2024, there was no balance due to Driven Lifestyle under the $12 million Line of Credit.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the $12 million Line of Credit, the Company had other related party receivables and payables outstanding as of June 30, 2025 and December 31, 2024. Specifically, the Company owed approximately $12,000 and $26,000 to its related parties as a related party payable as of June 30, 2025 and December 31, 2024, respectively. During each of the six-month periods ended June 30, 2025 and 2024, approximately $0.1 million was paid to related parties in settlement of related party payables. The Company’s corporate headquarters, located in Miami, Florida and consisting of approximately 2,000 square feet of office space, are owned by Driven Lifestyle.

On May 3, 2024 (but effective as of October 1, 2023), the Company entered into a new lease agreement with Lemon City Group, LLC, an entity controlled by Driven Lifestyle, for approximately 800 square feet of storage space located in Miami, Florida. The term of the lease was initially nine months, with a commencement date of October 1, 2023, consistent with the Company’s initial date of occupancy, and expiring on June 30, 2024, terminable with a 60-day written notice with no penalty. The base rent from the lease commencement date through June 30, 2024 was fixed at approximately $1,800 per month. The Company extended the lease for five additional months at the same terms through November 30, 2024 and did not extend the lease past this date.

Related Party Revenue

In June 2025, the Company entered into a sponsorship agreement with a significant shareholder, which resulted in revenues worth approximately $25,000 for the Company’s activation event held in June 2025, and associated with the 24 Hours of Le Mans endurance race.

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

On August 8, 2025 (but effective as of July 1, 2025), the Company revised its Amended Backoffice Services Agreement with Driven Lifestyle (the “Revised Backoffice Services Agreement”). Pursuant to the Revised Backoffice Services Agreement, Driven Lifestyle will provide payroll, benefits, and human resource services to support the Company’s United States’ business functions. The term of the Revised Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Revised Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Revised Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $5,000 for July and August 2025 for office rent, use of the Company’s accounting system and U.S. payroll services, and starting on September 1, 2025, a monthly fee to Driven Lifestyle of $500 for U.S. payroll services only.

For the six months ended June 30, 2025 and 2024, the Company incurred $75,000 and $105,000, respectively, in fees in connection with the Backoffice Services Agreement. For the three months ended June 30, 2025 and 2024, the Company incurred $37,500 and $52,500, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of June 30, 2025, the Company had 5,078,450 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of June 30, 2025 and December 31, 2024, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of June 30, 2025, the warrants had no intrinsic value and a remaining life of 3 months.

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

As of June 30, 2025 and December 31, 2024, the Wainwright Warrants were assessed to have a fair value of approximately $11,000 and $4,000, respectively, and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the unaudited condensed consolidated balance sheets.

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

The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. The Purchase Warrants and the Warrant Shares are not being registered under the Securities Act pursuant to the Registration Statement and the Prospectus Supplement. The Purchase Warrants and the Warrant Shares were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of June 30, 2025, the Purchase Warrants had not been approved by stockholders.

On July 29, 2024, the Company completed the July 2024 Offerings with H.C. Wainwright & Co., LLC acting as the exclusive placement agent for the transaction (the “Agent”). In connection with the July 2024 Offerings, the Company paid the Agent a transaction fee equal to 7.0% of the aggregate gross proceeds from the offering, non-accountable expenses and certain other closing fees. The Company also issued to the designees of H.C. Wainwright & Co., LLC warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation for acting as placement agent in connection with the Purchase Agreement. The Purchase Agent Warrants were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of June 30, 2025, the Purchase Agent Warrants had not been approved by stockholders.

The Purchase Warrants and Placement Agent Warrants are deemed to be liability-classified awards with an immaterial balance as of June 30, 2025.

Common Stock and Pre Funded Warrant

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in the Private Placement of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A common stock, par value $0.0001 and (ii) the Pre-Funded Warrant to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share (“the Pre-Funded Warrant”). The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. The Company received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by the Company. As of June 30, 2025, the Pre-Funded Warrant has not been exercised.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of June 30, 2025, 3,172 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company did not issue stock options under its MSGM 2021 Stock Plan during the six months ended June 30, 2025. As of June 30, 2025, there were 96,828 options outstanding under the MSGM 2021 Stock Plan with a weighted average exercise price of $61.76. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and Administrative	$-	$9,643	$-	$79,374
Sales and Marketing	-	125	-	1,472
Development	-	890	-	(1,997)
Stock-based compensation expense	$-	$10,658	$-	$78,849

As of June 30, 2025, there was an immaterial amount of unrecognized stock-based compensation expense.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2025	2024
Stock options (1)	96,828	97,919
Warrants (2)	33,574	33,574
	130,402	131,493

(1)	Represents all outstanding stock options as of June 30, 2025. The weighted average exercise price for anti-dilutive options was $61.76 for the three and six months ended June 30, 2025, respectively.
(2)	Represents all outstanding warrants as of June 30, 2025, excluding the Pre-Funded Warrant. The exercise price for the warrants range from $21.74 to $29.38.

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of June 30, 2025, the Outstanding Warrants have not been approved by stockholders.

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of June 30, 2025, all required payments under the settlement agreement with Continental have been made in full.

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

In respect of Innovate, on February 26, 2025, the U.S. District Court for the District of Delaware (the “Court”) granted the summary judgment motion filed by the Company and the other defendants, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the Manager of Driven Lifestyle Group LLC., in the case titled Innovate 2 Corp., Motorsport Games Inc., et al., No. 1:21-cv-165-SB. The judgment entered by the Court held in favor of the Company and the other defendants on all counts and also granted the Company summary judgment against Innovate on the Company’s claim for breach of the stock purchase agreement entered into between the parties. Pursuant to the Court order, the parties submitted a joint status report on March 12, 2025 regarding the remaining issues in the case, including Motorsport’s damages on its counterclaim. On March 27, 2025, the Company entered in a Settlement Agreement (the “Settlement Agreement”) regarding the HC2 and Continental Complaint and in which the Company asserted a breach of contract counterclaim against Innovate seeking damages for the Company’s attorneys’ fees and costs. Pursuant to the Settlement Agreement, Innovate has agreed to pay the Company Five Hundred Thousand Dollars ($500,000), of which $300,000 was paid on March 31, 2025 (“Initial Payment”), $100,000 shall be paid on August 15, 2025 and $100,000 shall be paid on October 31, 2025. The Settlement Agreement provides that the parties caused all of their claims in the Action to be dismissed with prejudice within three (3) business days after receipt of the Initial Payment. The $500,000 gain from the Settlement Agreement is recorded as other operating income in the accompanying condensed consolidated statements of operations. As of June 30, 2025, the remaining $200,000 payment expected from Innovate under the Settlement Agreement is recorded as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

On July 28, 2023, Wesco Insurance Company (“Wesco”) filed a complaint in state court in Florida against the Company, as well as the other defendants involved in the litigation related to the HC2 and Continental Complaint (the “Underlying Action”). The Company had previously submitted the Underlying Action for coverage under a management liability policy issued by Hallmark Specialty Insurance Company (“Hallmark”) and an excess policy with Wesco (the “Wesco Policy”). The Company is an insured party under the management liability policy issued by Hallmark and under the Wesco Policy. Wesco’s complaint seeks declaratory relief to determine Wesco’s obligations to the defendants under an excess policy of insurance issued to the Company by Wesco for the Underlying Action. Wesco claims that there is no coverage afforded to the defendants for the Underlying Action under the Wesco Policy.

On June 2, 2025 (the “Effective Date”), Wesco and Driven Lifestyle, which is the Company’s majority shareholder entered into a Settlement and Release Agreement (the “Wesco Settlement Agreement”), which provides that (1) within thirty (30) calendar days after the Effective Date, Wesco shall pay the sum of $800,000 to Driven Lifestyle for the benefit of the Company (the “Wesco Settlement Payment”) and (2) within ten (10) calendar days after the receipt of the Wesco Settlement Payment, Wesco and Driven Lifestyle shall file stipulations to dismiss the Wesco’s filed complaint with prejudice. The Wesco Settlement Agreement also provides for a release of claims by Wesco and Driven Lifestyle, including on behalf of their direct and indirect subsidiaries. As of June 30, 2025, Wesco has fully paid the $800,000 required under the terms of the Wesco Settlement Agreement, resulting in a gain of $800,000 recorded as other operating income on the accompanying condensed consolidated statements of operations. On June 19, 2025, Wesco and Driven Lifestyle filed stipulations to dismiss Wesco’s filed complaint with prejudice, as required by the terms of the Wesco Settlement Agreement.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9,373,000 USD as of June 30, 2025) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment of €250,000 beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the six months ended June 30, 2025 and 2024, Epic earned royalties of approximately $7,000 respectively, and during the three months ended June 30, 2025 and 2024, earned royalties of approximately $3,000 respectively, under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period ending on August 11, 2025.

License Commitments

On May 29, 2020, the Company secured a licensing agreement (the “Prior BTCC License Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”). Pursuant to the Prior BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the Prior BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the Prior BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the Prior BTCC License Agreement. The termination of the Prior BTCC License Agreement was effective as of November 3, 2023. On April 12, 2024, the Company entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC for settlement of the remaining liability in connection with the Prior BTCC License. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the Prior BTCC License Agreement was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new License Agreement to use certain licensed intellectual property related to, themed as, or containing the British Touring Car Championship (the “New BTCC License Agreement). Pursuant to the BARC Settlement Agreement, the Company recognized a gain of $0.6 million which was included in gain from settlement of license liabilities on the consolidated statements of operations for the three and six months ended June 30, 2024.

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

On February 20, 2025, the Company entered into a Settlement Agreement with the Sellers, pursuant to which and subject to the satisfaction of the conditions to the effectiveness of the Luminis Settlement Agreement (as described below), the Company and the Sellers agreed that the Company will pay to the Sellers in full satisfaction of all amounts due, including the Deferred Payment, the sum of $750,000 payable to Luminis in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025, which resulted in a gain of approximately $175,000 recorded as other income (expense), net on the accompanying condensed consolidated statements of operations. Upon receipt of the entire Settlement Payment by the Sellers, all amounts owed by the Company under the Studio397 Purchase Agreement, including the Deferred Payments, shall be deemed to have been paid and settled in full and the Sellers shall release their security interest in the pledged stock of Studio397. If the Company fails to make any Settlement Payment when due and the breach is not cured within five (5) days of receipt of written notice thereof, the Agreement may be terminated by the Sellers. The remaining balance of the Deferred payment as of June 30 2025 was $150,000, which is recorded as purchase commitments on the accompanying condensed consolidated balance sheets. The final $150,000 payment was made by the Company to Luminis on July 2, 2025, which has resulted in full settlement of all amounts due to Luminis under the Settlement Agreement.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
Customer B	* %	23.6%	* %	21.2%
Customer C	* %	20.5%	* %	20.6%
Customer D	58.2%	41.2%	65.5%	47.3%
Customer H	23.2%	* %	18.1%	* %
Total	81.4%	85.3%	83.6%	89.1%

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	June 30, 2025	December 31, 2024
Customer B	* %	16.8%
Customer C	* %	15.1%
Customer D	52.0%	45.2%
Customer H	30.3%	* %
Total	82.3%	77.1%

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

*	Less than 10%.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2025 and 2024 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Gaming	$2,591,840	$1,881,653	$4,350,293	$4,910,689
Esports	-	-	-	-
Total Revenues	$2,591,840	$1,881,653	$4,350,293	$4,910,689

Cost of Revenues:
Gaming	$454,887	$771,647	$920,273	$1,438,274
Esports	-	-	-	-
Total Cost of Revenues	$454,887	$771,647	$920,273	$1,438,274

Gross Profit:
Gaming	$2,136,953	$1,110,006	$3,430,020	$3,472,415
Esports	-	-	-	-
Total Gross Profit	$2,136,953	$1,110,006	$3,430,020	$3,472,415

Sales and Marketing Expenses:
Gaming	$126,307	$205,549	$224,008	$455,935
Esports	-	-	-	-
Total Sales and Marketing Expenses	$126,307	$205,549	$224,008	$455,935

Development Expenses:
Gaming	$270,343	$868,745	$872,296	$1,932,102
Esports	-	-	-	-
Total Development Expenses	$270,343	$868,745	$872,296	$1,932,102

General and Administrative Expenses:
Gaming	$852,282	$1,407,933	$2,015,508	$3,572,975
Esports	12,758	3,893	18,014	29,117
Total General and Administrative Expenses	$865,040	$1,411,826	$2,033,522	$3,602,092

Depreciation and Amortization:
Gaming	$5,359	$51,010	$17,310	$112,308
Esports	6,338	12,128	12,513	24,554
Total Depreciation and Amortization	$11,697	$63,138	$29,823	$136,862

Income (Loss) From Operations
Gaming	$1,989,365	$2,091,424	$1,917,646	$967,877
Esports	(21,302)	(32,676)	(42,778)	(124,453)
Total Income From Operations	$1,968,063	$2,058,748	$1,874,868	$843,424

Interest Expense, net:
Gaming	$(4,740)	$(29,166)	$(17,750)	$(60,048)
Esports	-	(580)	-	(580)
Total Interest Expense, net	$(4,740)	$(29,746)	$(17,750)	$(60,628)

Other Income (Expense), net
Gaming	$2,163,237	$89,725	$3,228,119	$(319,439)
Esports	111,612	(31,244)	175,548	(59,272)
Total Other Income (Expense), net	$2,274,849	$58,481	$3,403,667	$(378,711)

Net Income (Loss):
Gaming	$4,259,474	$2,120,740	$5,303,563	$529,171
Esports	(21,302)	(33,257)	(42,778)	(125,086)
Total Net Income	$4,238,172	$2,087,483	$5,260,785	$404,085

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2025	December 31, 2024
Total Assets:
Gaming	$6,674,308	$5,065,073
Esports	1,479,832	1,203,148
Total Assets	$8,154,140	$6,268,221

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

On July 22, 2025, the Company released Le Mans Ultimate Version 1.0. This milestone marks the completion of the title’s Early Access phase and ushers in a new era of continued development and expansion for the official game of the FIA World Endurance Championship and the 24 Hours of Le Mans.

On August 8, 2025 (but effective as of July 1, 2025), the Company revised its Amended Backoffice Services Agreement with Driven Lifestyle (the “Revised Backoffice Services Agreement”). Pursuant to the Revised Backoffice Services Agreement, Driven Lifestyle will provide payroll, benefits, and human resource services to support the Company’s United States’ business functions. The term of the Revised Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Revised Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Revised Backoffice Services Agreement, the Company is required to pay a monthly fee to Driven Lifestyle of $500 for U.S. payroll services only.

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

On February 20, 2025, we entered into a Settlement Agreement with Luminis, pursuant to which and subject to the satisfaction of certain payment conditions, we will pay Luminis in full satisfaction of all amounts due, the sum of $750,000 payable in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025. On July 2, 2025, we made the final $150,000 payment to Luminis, which has resulted in full settlement of all amounts due to Luminis under the Settlement Agreement.

Private Placement Offering

On April 11, 2025, we entered into securities purchase agreements (the “April Purchase Agreements”) with several institutional and accredited investors for the issuance and sale in a private placement (the “April Private Placement”) of the following securities for gross proceeds of approximately $2.5 million: (i) 1,894,892 shares (the “April Shares”) of our Class A common stock, par value $0.0001 (the “Class A common stock”) and (ii) a pre-funded warrant (the “April Pre-Funded Warrant”) to purchase up to 377,836 shares of Class A common stock (the “April Pre-Funded Warrant Shares”) at an exercise price of $0.0001 per share. The purchase price for one share of Class A common stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. In April 2025, we received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by us.

The April Pre-Funded Warrant became exercisable commencing on May 29, 2025, which was twenty-one days after we mailed a Definitive Information Statement on Schedule 14C with respect to stockholder approval of such exercise, and will not expire until exercised in full. The exercise price and number of April Pre-Funded Warrant Shares issuable upon exercise of the April Pre-Funded Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our Class A common stock and the exercise price. The April Pre-Funded Warrant may be exercised, in whole or in part, at any time by means of a “cashless exercise.”

Pursuant to the April Purchase Agreements, we agreed to prepare and file a registration statement with the SEC registering the resale of the April Shares and the April Pre-Funded Warrant Shares no later than 45 days after the date of the April Purchase Agreements, to use commercially reasonable efforts to have the registration statement declared effective as promptly as practicable thereafter, and to keep such registration statement effective at all times for a five-year period after the closing date. Such registration statement on Form S-3 was filed on May 30, 2025, and became effective on June 10, 2025.

Pursuant to the terms of the April Purchase Agreement, we are prohibited from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A common stock or securities convertible or exercisable into Class A common stock for a period commencing on the date of the April Purchase Agreement, and expiring four and one-half (4½) months thereafter in connection with a financing transaction without the prior written consent of purchasers that purchased at least 50.1% in interest of the April Shares and the April Pre-Funded Warrant based on the initial subscription amounts under the April Purchase Agreement. The April Purchase Agreements further provides that the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). We agreed to seek, and obtained, stockholder approval for the granting of the Right of First Refusal, which stockholder approval was obtained prior to the closing date. The Right of First Refusal is effective commencing on May 29, 2025, which was twenty-one days after we mailed a Definitive Information Statement on Schedule 14C with respect to such stockholder approval, until the first anniversary of the closing date.

The April Purchase Agreements provided that our board of directors (the “Board”) will appoint an individual designated by the purchasers that purchased at least 50.1% in interest of the April Shares and the April Pre-Funded Warrant based on the initial subscription amounts under the April Purchase Agreement to serve as a Class II director on the board for a term expiring at our 2026 annual meeting of stockholders. In accordance with the foregoing, Mr. Guoquan (Paul) Huang was appointed to the Board effective as of April 16, 2025. The April Purchase Agreement further provides that the purchasers holding a 50.1% interest in the securities issued upon closing of the April Private Placement shall have the right to appoint an individual to our management team, subject to Board approval.

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

On April 15, 2025, we received a letter from the Nasdaq Staff stating that based on our Form 8-K filed with the SEC on April 14, 2025, Nasdaq had determined that we complied with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the continued listing requirements for The Nasdaq Capital Market and, if at the time of our next periodic report we do not evidence compliance we may be subject to delisting. As of June 30, 2025, our stockholders’ equity was $5,570,240.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 3	December 10, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 4	February 25, 2025, available on PC
Le Mans Ultimate – 2024 DLC Pack 5	June 10, 2025, available on PC
Le Mans Ultimate – Version 1.0 Release	July 22, 2025, available on PC

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

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the six-month periods ended June 30, 2025 and 2024, substantially all of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Hardware Platforms

In the past we derived most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 2% and 50% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June, 2025 and 2024, the sale of products for Microsoft Windows via Steam comprised approximately 68% and 38% of our total revenue, respectively, and the sale of products via Genba comprised approximately 15% and 1% of our total revenue, respectively. For the six months ended June, 2025 and 2024, licensing and development agreements comprised approximately 6% and 5% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, which historically consisted primarily of revenue from our annualized NASCAR video game racing franchise for game consoles, PC, and mobile platforms. We historically have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. Following the sale of our NASCAR License and as we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business, including through subscriptions and the planned introduction of new annualized sports franchise games, such as with Le Mans.

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

Components of Our Results of Operations

Revenues

We have historically derived substantially all of our revenue from sales of our games and related extra content that can be played by customers on a variety of platforms, including game consoles, mobile phones, PCs and tablets. Starting in 2019, we began generating sponsorship revenues from our production of live and virtual esports events. In early 2022, we also began offering software development services for racing simulators and in December 2024, we started offering a subscription service via RaceControl, our matchmaking and online racing platform.

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses, which historically has been attributable to our NASCAR License prior to its sale and certain other third parties relating to our NASCAR racing series games. Cost of revenues for our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, web hosting costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer) and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions and internally-developed software. Furthermore, cost of revenues for our Gaming segment includes costs associated with our outsourced code and content development services. Cost of revenues for our esports segment consists primarily of the cost of event staffing and event production.

Sales and Marketing

Sales and marketing expenses are primarily comprised of salaries, benefits and related taxes of our in-house marketing teams, advertising, marketing, and promotional expenses, including fees paid to social media platforms and other websites where we market our products.

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

Results of Operations

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

In this section, references to 2025 refer to the three months ended June 30, 2025 and references to 2024 refer to the three months ended June 30, 2024.

Revenues

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Gaming	$2,591,840	$1,881,653	$710,187	37.7%
Esports	-	-	-	-%
Total Revenues	$2,591,840	$1,881,653	$710,187	37.7%

Consolidated revenues were $2.6 million and $1.9 million for 2025 and 2024, respectively, an increase of $0.7 million, or 37.7%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $1.3 million increase in 2025 from sales of our Le Mans Ultimate racing title, particularly DLC sales, a $0.2 million increase from RaceControl, and a $0.1 million increase in our rFactor 2 title, compared to 2024, offset by a $0.9 million decrease in NASCAR-related revenues in 2025, a gaming title we are no longer authorized to sell starting in 2025.

We did not organize a Le Mans Virtual Series (“LMVS”) event in 2025 or 2024, resulting in no earned sponsorship or events revenue in 2025 and 2024 in our Esports segment.

Cost of Revenues

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
Cost of revenues:
Gaming	$454,887	$771,647	$(316,760)	(41.0)%
Esports	-	-	-	-%
Total Cost of Revenues	$454,887	$771,647	$(316,760)	(41.0)%

Consolidated cost of revenues were $0.5 million and $0.8 million for 2025 and 2024, respectively, a decrease of $0.3 million, or 41.0%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

Gross Profit

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
Gross Profit (Loss)
Gaming	$2,136,953	$1,110,006	$1,026,947	92.5%
Esports	-	-	-	-%
Total Gross Profit (Loss)	$2,136,953	$1,110,006	$1,026,947	92.5%

	For the Three Months Ended June 30,
	2025	2024

Gaming - Gross Profit Margin	82.4%	59.0%
Esports - Gross Profit (Loss) Margin	0.0%	0.0%
Total Gross Profit Margin	82.4%	59.0%

Consolidated gross profit was $2.1 million and $1.1 million for 2025 and 2024, respectively, an increase of $1.0 million, or 92.5%, when compared to the prior period. Gross profit margin was 82.4% in 2025, compared to 59.0% in 2024. The increase in our Gaming segment gross profit of $1.0 million and an increase in gross profit margin was primarily due to a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

As explained above, we did not organize an LMVS event in 2025 or 2024.

Operating Expenses

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
Operating Expenses:
Sales and marketing	$126,307	$205,549	$(79,242)	(38.6)%
Development	270,343	868,745	(598,402)	(68.9)%
General and administrative	865,040	1,411,826	(546,786)	(38.7)%
Depreciation and amortization	11,697	63,138	(51,441)	(81.5)%
Total Operating Expenses	$1,273,387	$2,549,258	$(1,275,871)	(50.0)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.1 million and $0.2 million for 2025 and 2024, respectively, representing a $0.1 million, or 38.6%, decrease when compared to the prior period. The reduction in sales and marketing expenses was primarily driven by a $0.1 million reduction in payroll and employee-related expense as a result of lower headcount when compared to the prior period.

Development

Development expenses were $0.3 million and $0.9 million for 2025 and 2024, respectively, representing a $0.6 million, or 68.9%, decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.5 million decrease in payroll as a result of lower headcount and the capitalization of internally-developed software costs, a decrease of $0.2 million in software expenses, offset by a $0.1 million increase in external development services, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $0.9 million and $1.4 million for 2025 and 2024, respectively, a decrease of $0.5 million, or 38.7%, when compared to the prior period. The reduction in G&A expenses was primarily driven by a $0.5 million decrease in legal and professional fees.

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

Other Operating Income

Other operating income was $1.1 million for 2025, compared to $0.3 million for 2024, an increase of $0.9 million compared to the prior period. Other operating income of $1.1 million for 2025 primarily includes $0.8 million from the Wesco Insurance Company settlement and $0.3 million related to discounts negotiated on a few outstanding vendor invoices. Other operating income of $0.3 million for 2024 relates to the gain from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024.

Interest Expense

Interest expense was approximately $5,000 and $30,000 for 2025 and 2024, respectively, primarily from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other Income, net

Other income, net was $2.3 million for 2025, compared to other income, net of $0.1 million for 2024, an increase of $2.2 million compared to the prior period. Other income, net of $2.3 million and $0.1 million for 2025 and 2024, respectively, was primarily comprised of foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. Dollars.

Other Comprehensive Loss

Other comprehensive loss was $2.3 million for 2025, compared to other comprehensive loss of $0.1 million for 2024. The $2.2 million increase in other comprehensive loss was primarily due to operational transactions in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was approximately $20,000 and $18,000 for 2025 and 2024, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.

Revenue

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Gaming	$4,350,293	$4,910,689	$(560,396)	(11.4)%
Esports	-	-	-	-%
Total Revenues	$4,350,293	$4,910,689	$(560,396)	(11.4)%

Consolidated revenues were $4.4 million and $4.9 million for 2025 and 2024, respectively, a decrease of $0.6 million, or 11.4%, when compared to the prior period. The decrease in Gaming segment revenues was primarily due to a $2.4 million decrease in NASCAR-related revenues in 2025, a gaming title we are no longer authorized to sell starting in 2025, a $0.1 million decrease in our rFactor 2 title, offset by a $1.6 million increase in 2025 from sales of our Le Mans Ultimate racing title released in February 2024, particularly DLC sales, which were higher compared to 2024, and $0.3 million from RaceControl.

We did not organize an LMVS event in 2025 or 2024, resulting in no earned sponsorship or events revenue in 2025 and 2024 in our Esports segment.

Cost of Revenues

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
Cost of Revenues:
Gaming	$920,273	$1,438,274	$(518,001)	(36.0)%
Esports	-	-	-	-%
Total Cost of Revenues	$920,273	$1,438,274	$(518,001)	(36.0)%

Consolidated cost of revenues were $0.9 million and $1.4 million for 2025 and 2024, respectively, a decrease of $0.5 million, or 36.0%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

Gross Profit

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
Gross Profit (Loss):
Gaming	$3,430,020	$3,472,415	$(42,395)	(1.2)%
Esports	-	-	-	-%
Total Gross Profit	$3,430,020	$3,472,415	$(42,395)	(1.2)%

	For the Six Months Ended June 30,
	2025	2024

Gaming - Gross Profit Margin	78.8%	70.7%
Esports - Gross Profit Margin	0.0%	0.0%
Total Gross Profit Margin	78.8%	70.7%

Consolidated gross profit was $3.4 million and $3.5 million for 2025 and 2024, respectively, a decrease of $0.1 million, or 1.2%, when compared to the prior period. Gross profit margin was 78.8% in 2025, compared to 70.7% in 2024. The decrease in our Gaming segment gross profit of $0.05 million, and an increase in gross profit margin, was primarily due to a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

Operating Expenses

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
Operating Expenses:
Sales and marketing	$224,008	$455,935	$(231,927)	(50.9)%
Development	872,296	1,932,102	(1,059,806)	(54.9)%
General and administrative	2,033,522	3,602,092	(1,568,570)	(43.5)%
Depreciation and amortization	29,823	136,862	(107,039)	(78.2)%
Total Operating Expenses	$3,159,649	$6,126,991	$(2,967,342)	(48.4)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.2 million and $0.5 million for 2025 and 2024, respectively, representing a $0.2 million, or 50.9% decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $0.3 million reduction in payroll and employee-related expenses as a result of lower headcount, when compared to the prior period.

Development

Development expenses were $0.9 million and $1.9 million for 2025 and 2024, respectively, representing a $1.0 million, or 54.9% decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.8 million decrease in payroll as a result of lower headcount and the capitalization of internally-developed software costs, a decrease of $0.3 million in software expenses, offset by a $0.1 million increase in external development services, when compared to the prior period.

General and Administrative

G&A expenses were $2.0 million and $3.6 million for 2025 and 2024, respectively, a decrease of $1.6 million, or 43.5%, when compared to the prior period. The reduction in G&A expenses was primarily driven by a $1.1 million decrease in legal and professional fees, a $0.2 million decrease in insurance expense, as well as a decrease of $0.1 million in each of office rent, payroll costs and stock compensation expense, respectively.

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

Other Operating Income

Other operating income was $1.6 million for 2025, compared to $0.3 million for 2024, an increase of $1.3 million compared to the prior period. Other operating income of $1.6 million for 2025 primarily includes $0.8 million from the Wesco Insurance Company settlement, $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. (now known as Innovate 2) and $0.3 million related to discounts negotiated on a few outstanding vendor invoices. Other operating income of $0.3 million for 2024 relates to the gain from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024.

Interest Expense

Interest expense was approximately $18,000 and $61,000 for 2025 and 2024, respectively, primarily from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other Income (Loss), net

Other income, net was $3.4 million for 2025, compared to other loss, net of $0.4 million for 2024, an increase of $3.8 million compared to the prior period. Other income, net of $3.4 million for 2025 was primarily comprised of $3.2 million in foreign currency gains arising from remeasuring transactions denominated in a currency and a $0.2 million gain from the Settlement Agreement entered into with Luminis on February 20, 2025. Other loss, net of $0.4 million for 2024 was primarily comprised of $0.5 million in miscellaneous losses arising from foreign currency gains incurred remeasuring transactions denominated in a currency other than U.S. dollars, offset by $0.1 million in rental income.

Other Comprehensive Gain (Loss)

Other comprehensive loss was $3.2 million for 2025, compared to other comprehensive gain of $0.5 million for 2024. The $3.6 million decrease in other comprehensive loss was primarily due to operational transactions in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was approximately $39,000 and $37,000 for 2025 and 2024, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture.

Liquidity and Capital Resources

Liquidity

We have historically financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit (as defined below) and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$2,365,410	$859,271
Working capital (deficiency)	$2,184,035	$(2,225,300)

For the six months ended June 30, 2025, we had net income of $5.3 million and generated cash flows from operations of approximately $0.3 million that was primarily due to $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. As of June 30, 2025, we had an accumulated deficit of $86.5 million, working capital of $2.2 million, and cash and cash equivalents of $2.4 million, which increased to $2.8 million as of July 31, 2025. We do not believe that our current capital resources will be sufficient to fund our operations over the next year. Based on our current expected level of operating expenditures and cash and cash equivalents on hand and anticipated revenue, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months subsequent to the issuance of the condensed consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. Management is actively pursuing financing and other strategic plans, however, we do not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when we need it on terms that will be acceptable to us, or at all. There can be no assurance that we will be able to raise funds by selling additional securities, which sales, if successful, could dilute the ownership interest of our existing shareholders. In addition, our ability to sell additional securities may be limited by the terms of the Right of First Refusal granted to the purchasers in the April Private Placement and our agreement not to issue any shares of our Class A common stock or certain other securities for four and a half months form the closing date of the Private Placement. The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to further reduce overhead costs and our cash obligations in the short term, as needed. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

We generated an average monthly cash flow from operations of approximately $46,000 during the six months ended June 30, 2025, which was primarily due to $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. While we have taken measures to reduce our costs, we expect to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles. Based on our cash and cash equivalents position and our expected average future cash burn, we believe that we do not have sufficient cash on hand to fund our operations over the next year and that additional funding will be required in order to continue operations.

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

In March 2023, we entered into an Equity Distribution Agreement (the “ED Agreement”) with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $10 million (subject to compliance with the limitations set forth in the SEC’s “baby shelf” rules). Subject to the terms and conditions of the ED Agreement, the Sales Agent may sell shares by any method deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 under the Securities Act. During the six months ended June 30, 2025, we did not sell any shares of Class A common stock pursuant to the terms of the ED Agreement. On July 26, 2024, we filed a prospectus supplement terminating the continuous offering, although the ED Agreement remains in effect. However, due to our present liquidity position and expected future funding requirements, even if we filed another prospectus supplement to reinstate the continuous offering pursuant to the ED Agreement and raised the maximum amount available for future sales via our ATM program, such proceeds would not be sufficient to satisfy our ongoing liquidity requirements and further potential Capital Financing would be required, in conjunction to the other options we are exploring. Further, there can be no assurance we will be able to obtain funds via our ATM program, should we choose to sell shares under the ED Agreement, nor can there be any other assurance that we can secure additional funding in the form of equity and/or debt financing on commercially acceptable terms, if at all, to satisfy our future needed liquidity and capital resources.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $0.3 million and $1.1 million, respectively. The net cash provided by operating activities for the six months ended June 30, 2025 was primarily a result of cash used to generate net income of $5.3 million, adjusted for net non-cash adjustments of $2.9 million and $2.0 million of cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2024 was primarily a result of cash used to generate net income of $0.4 million, adjusted for net non-cash adjustments of $1.3 million and $0.1 million of cash provided by changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was approximately $0.4 million and $0.03 million, respectively. The net cash used in investing activities during the six months ended June 30, 2025 relates to an investment in internally-developed software. The net cash used in investing activities during the six months ended June 30, 2024 was attributable to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities during the six months ended June 30, 2025 and 2024 was $1.7 million and ($0.05 million), respectively. Cash flows provided by financing activities during the six months ended June 30, 2025 were primarily attributable to $2.3 million raised in connection with shares sold in a private placement offering in April 2025, offset by a $0.6 million payment for purchase commitments. Net cash used in financing activities for the six months ended June 30, 2024 was $0.1 million, which was related to the repayment of purchase commitment liabilities.

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

See Note 5 – Related Party Loans in our condensed consolidated financial statements in this Report for further information. As of June 30, 2025, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

As of June 30, 2025, the $12 million Line of Credit remains in place. However, we believe that there is a substantial likelihood that Driven Lifestyle will not fulfill any future borrowing requests, and therefore we do not view the $12 million Line of Credit as a viable source for future liquidity needs.

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

On April 11, 2025, we entered into the April Purchase Agreements with several institutional and accredited investors for the issuance and sale in the April Private Placement of the following securities for gross proceeds of approximately $2.5 million: (i) 1,894,892 April Shares of our Class A common stock and (ii) the April Pre-Funded Warrant to purchase up to 377,836 April Pre-Funded Warrant Shares at an exercise price of $0.0001 per share. The purchase price for one share of Class A common stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. We received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by us. The April Pre-Funded Warrant became exercisable commencing on May 29, 2025, and will not expire until exercised in full. The April Purchase Agreements include the Right of First Refusal, which provides that the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing. The Right of First Refusal is effective commencing on May 29, 2025, until the first anniversary of the closing date of the April Private Placement.

Capital Expenditures

The nature of our operations does not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of June 30, 2025.

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

Critical Accounting Policies and Estimates

Development Costs

Costs incurred internally in researching and developing a software product to be marketed or sold to external users are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products.

Other than development costs and accounting estimates for sales returns and price protection reserves which are no longer relevant starting in 2025, there have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Form 10-K.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, a measure used by management to assess our operating performance, is defined as EBITDA, which is net income plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) impairment of intangible assets; (iii) loss contingency expense; and (iv) stock-based compensation expenses.

Adjusted EBITDA (the “Non-GAAP Measure”) is not a financial measure defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Reconciliations of the Non-GAAP Measure to net income, its most directly comparable financial measure, calculated and presented in accordance with U.S. GAAP, are presented in the tables below. We use the Non-GAAP Measure to manage our business and evaluate our financial performance, as Adjusted EBITDA eliminates items that affect comparability between periods that we believe are not representative of our core ongoing operating business. Additionally, we believe that using the Non-GAAP Measure is useful to our investors because it enhances investors’ understanding and assessment of our normalized operating performance and facilitates comparisons to prior periods and our competitors’ results (who may define Adjusted EBITDA differently).

The Non-GAAP Measure is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue, income/loss from operations, net income, or cash flows from operations or as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. Additionally, the Non-GAAP Measure is not intended to be a measure of free cash flows available for our discretionary use, as it does not consider certain cash requirements, such as interest payments, tax payments, working capital requirements and debt service requirements. The Non-GAAP Measure has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for our results as reported under U.S. GAAP. Management compensates for the limitations of using the Non-GAAP Measure by using it to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than would be presented by using only measures in accordance with U.S. GAAP. Because not all companies use identical calculations, the Non-GAAP Measure may not be comparable to other similarly titled measures of other companies.

The following table provides a reconciliation from net income to Adjusted EBITDA for the respective periods presented:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net income	$4,238,172	$2,087,483
Interest expense, net	4,740	29,746
Depreciation and amortization (1)	253,935	587,160
EBITDA	4,496,847	2,704,389
Gain from settlement of license liabilities	-	(3,248,000)
Gain from Wesco Settlement Agreement	(800,000)
Stock-based compensation	-	10,658
Adjusted EBITDA	$3,696,847	$(532,953)

(1)	Includes $242,238 and $522,830 of amortization expenses included in cost of revenues for the three months ended June 30, 2025 and 2024, respectively.

The following table provides a reconciliation from net income to Adjusted EBITDA for the respective periods presented:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income	$5,260,785	$404,085
Interest expense, net	17,750	60,628
Depreciation and amortization (1)	505,992	1,189,106
EBITDA	5,784,527	1,653,819
Gain from settlement of license liabilities	-	(3,248,000)
Gain from settlement of purchase commitment liabilities	(175,460)	-
Gain from Settlement Agreement	(500,000)	-
Gain from Wesco Settlement Agreement	(800,000)	-
Stock-based compensation	-	78,849
Adjusted EBITDA	$4,309,067	$(1,515,332)

(1)	Includes $476,169 and $1,052,244 of amortization expenses included in cost of revenues for the six months ended June 30, 2025 and 2024, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2024 Form 10-K, and that continued to exist as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2024 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

We generated cash flows from operations of approximately $0.3 million for the six months ended June 30, 2025, which was primarily due to $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. As of June 30, 2025, we had an accumulated deficit of $86.5 million, working capital of $2.2 million, and cash and cash equivalents of $2.4 million, which increased to $2.8 million as of July 31, 2025. We incurred a net loss of $3.0 million and negative cash flows from operations of $2.8 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $91.8 million and cash and cash equivalents of $0.9 million. For the year ended December 31, 2024, we experienced an average net cash burn from operations of approximately $0.2 million per month. We expect to continue to have a net cash outflow from operations for the foreseeable future as we continue to develop our product portfolio and invest in developing new video game titles.

As a result of our financial condition, management has concluded that there is substantial doubt in our ability to continue as a going concern. Our unaudited financial statement for the quarter ended June 30, 2025 were prepared under the assumption that we will continue as a going concern; however, we have incurred losses from operations to date, and due to the lack of available cash on hand to fund our operations over the next year and the continuing uncertainty surrounding our ability to raise funding in the form of potential capital financing, there is substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. The reports of our independent registered public accountants on our financial statements as of and for the years ended December 31, 2024 and 2023 also include explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments to the accompanying financial statements to reflect this uncertainty. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Going Concern” of this Report, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of our 2024 Form 10-K and Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties in the accompanying condensed consolidated financial statements for additional information.

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

The April Purchase Agreements prohibit us from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A common stock or securities convertible or exercisable into Class A common stock for a period commencing April 11, 2025, and expiring four and one-half (4½) months thereafter in connection with a financing transaction without the prior written consent of purchasers that purchased at least 50.1% in interest of the April Shares and the April Pre-Funded Warrant based on the initial subscription amounts under the April Purchase Agreements. The April Purchase Agreements further provide that, until the first anniversary of the closing date, the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). To the extent we required additional funding, we will therefore be limited in the types of fundraising transactions that we are able to pursue in compliance with the April Purchase Agreements. If funding is not available or not available at terms acceptable to us, we may be compelled to further reduce overhead costs and our cash obligations in the short term. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

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

On April 15, 2025, we received a letter from the Nasdaq Staff stating that based on our Form 8-K filed with the SEC on April 14, 2025, Nasdaq had determined that we complied with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the continued listing requirements for The Nasdaq Capital Market and, if at the time of our next periodic report we do not evidence compliance we may be subject to delisting. As of June 30, 2025, our stockholders’ equity was $5,570,240.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the six months ended June 30, 2025, our top two customers accounted for 84% of our revenue, and for the six months ended June 30, 2025, our top three customers accounted for 89% of our revenue. For the six-month periods ended June 30, 2025 and 2024, respectively, the same distributors accounted for approximately 82% and 77% of our accounts receivable. For the years ended December 31, 2024 and 2023, revenues associated with our NASCAR franchise accounted for approximately 52% and 72% of our total revenue, respectively. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 86% and 83% of our consolidated revenues, respectively. No other distribution channel accounted for 10% or more of our revenues in those periods. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 77% and 89% of our accounts receivable, respectively. No other distribution channel accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these distribution channels would have a material adverse effect on our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2025, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

4.1	Pre-Funded Warrant, dated April 11, 2025	8-K	001-39868	4.1	4/14/25

10.1	Form of Securities Purchase Agreement, dated April 11, 2025, by and between Motorsport Games Inc. and the Purchasers signatory thereto	8-K	001-39868	10.1	4/14/25

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2025	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Financial Officer
(Principal Financial and Accounting Officer)

