Form 10-Q
period 2025-09-30
Motorsport Games Inc.
filed 2025-11-06
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-39868

Motorsport Games Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1791356
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

3350 SW 148th Avenue, Suite 207 Miramar, FL	33027
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code: (305) 413-0812

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

As of November 6, 2025, the registrant had 5,078,450 shares of Class A common stock and 700,000 shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended September 30, 2025

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

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in obtaining additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; the unavailability of funds from anticipated borrowing sources; the unavailability of funds from our inability to reduce or control costs, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to COVID-19, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), tariffs, export controls, political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; (E) seeking additional capital contributions and/or loans from Driven Lifestyle, the Company’s other affiliates and/or third parties; and/or (F) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, such as due to less than anticipated customer acceptance of our new game titles, our experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

iii

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, such as due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any resurgence of the COVID-19 pandemic or any other pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine and conflicts in the Middle East;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024

Assets

Current assets:
Cash and cash equivalents	$4,128,690	$859,271
Accounts receivable, net	1,491,403	1,446,990
Prepaid expenses and other current assets	723,157	490,221
Total Current Assets	6,343,250	2,796,482
Property and equipment, net	32,423	55,437
Operating lease right of use assets	30,940	51,004
Intangible assets, net	3,694,500	3,365,298
Total Assets	$10,101,113	$6,268,221

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$973,930	$2,976,211
Accrued expenses and other current liabilities	2,283,438	1,070,063
Due to related parties	14,170	26,211
Purchase commitment liabilities	-	918,198
Operating lease liabilities (current)	26,124	31,099
Total Current Liabilities	3,297,662	5,021,782
Operating lease liabilities (non-current)	-	16,309
Other non-current liabilities	8,616	4,128
Total Liabilities	3,306,278	5,042,219

Commitments and contingencies (Note 9)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 shares; 5,078,450 and 3,183,558 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	504	315
Class B common stock, $0.0001 par value; authorized 7,000,000 shares; 700,000 and 700,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	70	70

Additional paid-in capital	95,213,629	92,960,275
Accumulated deficit	(85,701,214)	(91,789,968)
Accumulated other comprehensive loss	(3,659,659)	(674,434)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	5,853,330	496,258
Non-controlling interest	941,505	729,744
Total Stockholders’ Equity	6,794,835	1,226,002
Total Liabilities and Stockholders’ Equity	$10,101,113	$6,268,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues [1]	$3,100,018	$1,802,946	$7,450,311	$6,713,635
Cost of revenues	597,817	716,723	1,518,090	2,154,997
Gross profit	2,502,201	1,086,223	5,932,221	4,558,638

Operating expenses:
Sales and marketing	136,024	175,532	360,032	631,467
Development	418,912	848,528	1,291,208	2,780,630
General and administrative [2]	1,142,867	1,946,897	3,176,389	5,548,989
Depreciation and amortization	9,450	47,151	39,273	184,013
Total operating expenses	1,707,253	3,018,108	4,866,902	9,145,099
Gain from settlement of license liabilities	-	-	-	3,248,000
Other operating income	4,000	-	1,608,497	250,000
Income (loss) from operations	798,948	(1,931,885)	2,673,816	(1,088,461)
Interest expense	(1,434)	(29,852)	(19,184)	(90,480)
Other (loss) income, net	(28,977)	1,388,712	3,374,690	1,010,001
Net income (loss)	768,537	(573,025)	6,029,322	(168,940)
Less: Net loss attributable to non-controlling interest	(20,759)	(18,445)	(59,432)	(55,332)
Net income (loss) attributable to Motorsport Games Inc.	$789,296	$(554,580)	$6,088,754	$(113,608)

Net income (loss) attributable to Class A common stock per share:
Basic and diluted	$0.14	$(0.18)	$1.32	$(0.04)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	5,456,286	3,024,366	4,615,460	2,823,274

[1]	Includes related party revenues of $18,500 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $43,500 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

[2]	Includes related party expenses of $10,500 and $37,500 for the three months ended September 30, 2025 and 2024, respectively, and $85,500 and $188,772 for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$768,537	$(573,025)	$6,029,322	$(168,940)
Other comprehensive income (loss):
Foreign currency translation adjustments	456,058	(1,196,084)	(2,714,032)	(739,642)
Comprehensive income (loss)	1,224,595	(1,769,109)	3,315,290	(908,582)
Comprehensive income (loss) attributable to non-controlling interests	190,040	(84,779)	211,761	(165,152)
Comprehensive income (loss) attributable to Motorsport Games Inc.	$1,034,555	$(1,684,330)	$3,103,529	$(743,430)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2025
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2025	3,183,558	$315	700,000	$70	$92,960,275	$(91,789,968)	$(674,434)	$496,258	$729,744	$1,226,002
Other comprehensive income (loss)	-	-	-	-	-	-	(888,880)	(888,880)	57,150	(831,730)
Net income (loss)	-	-	-	-	-	1,041,058	-	1,041,058	(18,445)	1,022,613
Balance – March 31, 2025	3,183,558	$315	700,000	$70	$92,960,275	$(90,748,910)	$(1,563,314)	$648,436	$768,449	$1,416,885
Issuance of common stock and pre-funded warrant, net	1,894,892	189	-	-	2,253,354	-	-	2,253,543	-	2,253,543
Other comprehensive income (loss)	-	-	-	-	-	-	(2,341,604)	(2,341,604)	3,244	(2,338,360)
Net income (loss)	-	-	-	-	-	4,258,400	-	4,258,400	(20,228)	4,238,172
Balance – June 30, 2025	5,078,450	$504	700,000	$70	$95,213,629	$(86,490,510)	$(3,904,918)	$4,818,775	$751,465	$5,570,240
Other comprehensive income	-	-	-	-	-	-	245,259	245,259	210,799	456,058
Net income (loss)	-	-	-	-	-	789,296	-	789,296	(20,759)	768,537
Balance – September 30, 2025	5,078,450	$504	700,000	$70	$95,213,629	$(85,701,214)	$(3,659,659)	$5,853,330	$941,505	$6,794,835

	For the Three and Nine Months Ended September 30, 2024
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2024	2,722,728	$269	700,000	$70	$91,923,311	$(89,037,012)	$(1,850,216)	$1,036,422	$1,053,282	$2,089,704
Stock-based compensation	-	-	-	-	68,191	-	-	68,191	-	68,191
Other comprehensive income (loss)	-	-	-	-	-	-	580,233	580,233	(62,905)	517,328
Net loss	-	-	-	-	-	(1,664,956)	-	(1,664,956)	(18,442)	(1,683,398)
Balance – March 31, 2024	2,722,728	$269	700,000	$70	$91,991,502	$(90,701,968)	$(1,269,983)	$19,890	$971,935	$991,825

Stock-based compensation	-	-	-	-	10,658	-	-	10,658	-	10,658
Other comprehensive income (loss)	-	-	-	-	-	-	(80,305)	(80,305)	19,419	(60,886)
Net income (loss)	-	-	-	-	-	2,105,928	-	2,105,928	(18,445)	2,087,483
Balance – June 30, 2024	2,722,728	$269	700,000	$70	$92,002,160	$(88,596,040)	$(1,350,288)	$2,056,171	$972,909	$3,029,080
Issuance of common stock	460,830	46	-	-	884,005	-	-	884,051	-	884,051
Stock-based compensation	-	-	-	-	26,889	-	-	26,889	-	26,889
Other comprehensive loss	-	-	-	-	-	-	(1,129,750)	(1,129,750)	(66,334)	(1,196,084)
Net loss	-	-	-	-	-	(554,580)	-	(554,580)	(18,445)	(573,025)
Balance – September 30, 2024	3,183,558	$315	700,000	$70	$92,913,054	$(89,150,620)	$(2,480,038)	$1,282,781	$888,130	$2,170,911

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,029,322	$(168,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from settlement of license liabilities	-	(3,248,000)
Gain from settlement of purchase commitment liabilities	(175,460)	-
Gain on foreign currency exchange rates	(3,334,533)	(874,955)
Depreciation and amortization	795,387	1,755,517
Purchase commitment and license liability interest accretion	7,262	65,109
Non-cash lease expense	22,195	143,000
Stock-based compensation	-	105,738
Changes in the fair value of warrants	4,488	(25,476)
Changes in assets and liabilities:
Accounts receivable	79,092	(149,456)
Operating lease liabilities	(23,122)	(140,203)
Prepaid expenses and other current assets	(215,304)	394,351
Accounts payable	(2,042,979)	1,756,712
Due to related parties	(13,310)	(64,924)
Accrued expenses and other liabilities	1,199,069	(1,298,358)
Net cash provided by (used in) operating activities	$2,332,107	$(1,749,885)

Cash flows from investing activities:
Capitalization of internally-developed software	(673,021)	-
Purchase of property and equipment	(3,865)	(25,145)
Net cash used in investing activities	$(676,886)	$(25,145)

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(750,000)	(50,000)
Equity issuance costs	(96,268)	-
Issuance of common stock from registered direct offerings	-	884,051
Proceeds from issuance of common stock and pre-funded warrant, net	2,349,811	-
Net cash provided by financing activities	$1,503,543	$834,051

Effect of exchange rate changes on cash and cash equivalents	110,655	16,764

Net increase (decrease) in cash and cash equivalents	3,269,419	(924,215)

Total cash and cash equivalents at beginning of the period	$859,271	$1,675,210

Total cash and cash equivalents at the end of the period	$4,128,690	$750,995

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$12,131	$25,371

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

Liquidity

The Company had net income of $6.0 million and generated cash flows from operations of $2.3 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $85.7 million, working capital of $3.0 million, and cash and cash equivalents of $4.1 million, which increased to $4.5 million as of October 31, 2025.

For the nine months ended September 30, 2025, the Company generated an average positive cash flow from operations of approximately $0.3 million per month that was primarily due to increased profitability, $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. Furthermore, the Company raised $2.3 million in connection with shares sold in a private placement offering in April 2025. As such, the Company expects that its cash on hand will fund its operations for at least one year from the date the condensed consolidated financial statements are issued.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2024 and 2023 and for the years then ended which are included in the 2024 Form 10-K.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these condensed consolidated financial statements. These reclassifications had no effect on the prior year’s results of operations.

Correction of an Immaterial Error in Previously Issued Financial Statements

The Company has revised the presentation of net loss attributable to the non-controlling interest in the joint venture with Automobile Club de l’Ouest discussed in Note 9 – Commitments and Contingencies, to correct an immaterial error in the presentation of the non-controlling interest. This increased net loss per Class A common share attributable to Motorsport Games Inc. by $0.18 and $0.43 for the three and nine months ended September 30, 2024, respectively.

In addition, the Company has revised the statement of cash flow for the nine months ended September 30, 2024 to revise the presentation of net cash used in operating activities to include a loss on foreign currency exchange rates that was previously included in the effect of exchange rate changes on cash and cash equivalents and other foreign currency-related adjustments to the changes in working capital. As a result, net cash used in operating activities and the effect of exchange rate changes on cash and cash equivalents increased by $1.1 million for the nine months ended September 30, 2024.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for the Company’s interim and annual 2028 reporting periods, with early adoption permitted. The Company is currently evaluating the timing and method of its adoption of ASU 2025-06.

Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the audited consolidated financial statements for the year ended December 31, 2024, as included in the 2024 Form 10-K, except as disclosed in this note.

Subscriptions

In December 2024, the Company launched RaceControl, which is a subscription-based matchmaking and online racing system that provides enhanced access to online features, including championships, extended registration periods, and priority driver reports for a recurring monthly or annual fee. Sales of the Company’s subscriptions are part of the Gaming segment, and are determined to have one performance obligation: the online hosting. The Company recognizes revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied.

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

Intangible Assets

The following is a summary of intangible assets as of September 30, 2025:

	Licensing Agreements (Finite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non- Compete Agreements (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2025	$2,381,743	$7,976,068	$560,000	$201,969	$170,222	$(7,924,704)	$3,365,298
Amortization expense	-	-	-	-	-	(756,114)	(756,114)
Additions	-	673,021	-	-	-	-	673,021
Foreign currency translation adjustments	189,222	703,662	-	16,670	19,510	(516,769)	412,295
Balance as of September 30, 2025	$2,570,965	$9,352,751	$560,000	$218,639	$189,732	$(9,197,587)	$3,694,500

Weighted average remaining amortization period at September 30, 2025	15.4	5.3	-		-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Distribution Contracts (Finite)	Non- Compete Agreements (Finite)	Accumulated Amortization
Balance as of January 1, 2025	$1,201,282	$5,993,200	$560,000	$170,222	$7,924,704
Amortization expense	59,432	696,682	-	-	756,114
Foreign currency translation adjustment	-	497,259	-	19,510	516,769
Balance as of September 30, 2025	$1,260,714	$7,187,141	$560,000	$189,732	$9,197,587

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2025 (remaining period)	$318,740
2026	1,274,962
2027	443,761
2028	291,984
2029	144,285
Thereafter	1,002,129
$3,475,861

Amortization expense related to intangible assets was approximately $0.3 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and amortization expense related to intangible assets was approximately $0.8 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued royalties	$338,170	$148,006
Accrued professional and consulting fees	97,656	68,517
Accrued development costs	66,180	26,925
Accrued taxes	94,378	55,131
Accrued payroll	424,037	191,736
Deferred revenue	1,111,835	390,463
Loss contingency reserves (see Note 9)	-	41,764
Accrued other	151,182	147,521
Total	$2,283,438	$1,070,063

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Development, coding and subscription revenues are also recorded as deferred revenue until the Company’s performance obligation is performed. Furthermore, deferred revenue includes payment advances from the Company’s channel partners and sales transactions including future update rights and online hosting performance obligations, which are subject to deferral and recognized over the estimated offering period.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.4 million and $0.2 million for each of the nine-month periods ended September 30, 2025 and 2024, respectively.

NOTE 5 – RELATED PARTY LOANS

The Company had a $12 million line of credit with its majority shareholder, Driven Lifestyle (the “$12 million Line of Credit”), which bore interest at an annual rate of 10%, the availability of which was dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit did not have a stated maturity date and was payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed would be accelerated and become immediately payable in the event the Company consummated certain corporate events, such as a capital reorganization. The Company was permitted to repay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge.

On November 5, 2025, Driven Lifestyle and the Company terminated the $12 million Line of Credit Agreement. Prior to this termination, the Company believed that there was a substantial likelihood that Driven Lifestyle would not fulfill any future borrowing requests, and therefore did not view the $12 million Line of Credit as a viable source for future liquidity needs.

As of September 30, 2025 and December 31, 2024, there was no balance due to Driven Lifestyle under the $12 million Line of Credit.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Revenue and Receivable - Pimax Innovation Co. Limited

In June 2025, the Company entered into a sponsorship arrangement with Pimax Innovation Co. Limited, an affiliate of a significant shareholder, which resulted in revenues worth approximately $25,000 for the Company’s activation event held in June 2025, and associated with the 24 Hours of Le Mans endurance race. In September 2025, the Company recorded approximately $18,500 worth of gaming revenues with Pimax Innovation Co. Limited. As of September 30, 2025, the Company had a receivable balance of approximately $24,000, which was recorded in accounts receivable, net on the accompanying condensed consolidated balance sheet.

Other Related Party Transactions – Driven Lifestyle Group LLC

The Company had other related party receivables and payables outstanding as of September 30, 2025 and December 31, 2024. Specifically, the Company owed approximately $14,000 and $26,000 to its related parties as a related party payable as of September 30, 2025 and December 31, 2024, respectively. During each of the nine-month periods ended September 30, 2025 and 2024, approximately $0.1 million and $0.2 million, respectively, was paid to related parties in settlement of related party payables.

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

On August 8, 2024 (but effective as of July 1, 2024), the Company amended its Backoffice Services Agreement with Driven Lifestyle (the “Amended Backoffice Services Agreement”). Pursuant to the Amended Backoffice Services Agreement, Driven Lifestyle will provide office space, accounting, payroll and benefits, human resources and other back-office services on a full-time basis to support the Company’s business functions. The term of the Amended Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Amended Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Amended Backoffice Services Agreement, the Company is required to pay a revised monthly fee to Driven Lifestyle of $12,500.

On August 8, 2025 (but effective as of July 1, 2025), the Company revised its Amended Backoffice Services Agreement with Driven Lifestyle (the “Revised Backoffice Services Agreement”). Pursuant to the Revised Backoffice Services Agreement, Driven Lifestyle will provide payroll, benefits, and human resource services to support the Company’s United States’ business functions. The term of the Revised Backoffice Services Agreement is 12 months from the effective date. The term will automatically renew for successive 12-month terms unless either party provides written notice of nonrenewal at least 30 days prior to the end of the then current term. The Revised Backoffice Services Agreement may be terminated by either party at any time with 60 days prior notice. Pursuant to the Revised Backoffice Services Agreement, the Company is required to pay a revised monthly fee to Driven Lifestyle of $5,000 for July and August 2025 for office rent, use of Driven Lifestyle’s accounting system and U.S. payroll services, and starting on September 1, 2025, a revised monthly fee to Driven Lifestyle of $500 for U.S. payroll services only.

For the nine months ended September 30, 2025 and 2024, the Company incurred $85,500 and $188,772, respectively, in fees in connection with the Backoffice Services Agreement. For the three months ended September 30, 2025 and 2024, the Company incurred $10,500 and $37,500, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of September 30, 2025, the Company had 5,078,450 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of September 30, 2025 and December 31, 2024, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of September 30, 2025, the warrants expired unexercised.

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

As of September 30, 2025 and December 31, 2024, the Wainwright Warrants were assessed to have a fair value of approximately $9,000 and $4,000, respectively, and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the condensed consolidated balance sheets.

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

July 2024 Securities Purchase Agreement

On July 26, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 351,928 shares (the “Shares”) of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 108,902 shares of Class A common stock, and (iii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock (the “July 2024 Offerings”). The Company raised approximately $1.0 million in gross proceeds from the July 2024 Offerings before deducting $0.1 million in placement agent’s fees and other offering expenses. The Pre-Funded Warrants were exercised on August 13, 2024.

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

The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. The Purchase Warrants and the Warrant Shares are not being registered under the Securities Act pursuant to the Registration Statement and the Prospectus Supplement. The Purchase Warrants and the Warrant Shares were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of September 30, 2025, the Purchase Warrants had not been approved by stockholders.

On July 29, 2024, the Company completed the July 2024 Offerings with H.C. Wainwright & Co., LLC acting as the exclusive placement agent for the transaction (the “Agent”). In connection with the July 2024 Offerings, the Company paid the Agent a transaction fee equal to 7.0% of the aggregate gross proceeds from the offering, non-accountable expenses and certain other closing fees. The Company also issued to the designees of H.C. Wainwright & Co., LLC warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation for acting as placement agent in connection with the Purchase Agreement. The Purchase Agent Warrants were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of September 30, 2025, the Purchase Agent Warrants had not been approved by stockholders.

The Purchase Warrants and Placement Agent Warrants are deemed to be liability-classified awards with an immaterial balance as of September 30, 2025.

Common Stock and Pre Funded Warrant

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in the Private Placement of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A common stock, par value $0.0001 and (ii) the Pre-Funded Warrant to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share (“the Pre-Funded Warrant”). The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. The Company received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by the Company. As of September 30, 2025, the Pre-Funded Warrant has not been exercised.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of September 30, 2025, 3,172 shares of Class A common stock were available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company did not issue stock options under its MSGM 2021 Stock Plan during the nine months ended September 30, 2025. As of September 30, 2025, there were 96,828 options outstanding under the MSGM 2021 Stock Plan with a weighted average exercise price of $61.76. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and Administrative	$-	$24,371	$-	$103,746
Sales and Marketing	-	331	-	1,803
Development	-	2,187	-	189
Stock-based compensation expense	$-	$26,889	$-	$105,738

As of September 30, 2025, there was no unrecognized stock-based compensation expense.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2025	2024
Stock options (1)	96,828	97,902
Warrants (2)	33,574	33,574
	130,402	131,476

(1)	Represents all outstanding stock options as of September 30, 2025 and 2024. The weighted average exercise price for anti-dilutive options was $61.76 for the three and nine months ended September 30, 2025, respectively.
(2)	Represents all outstanding warrants as of September 30, 2025 and 2024, excluding the Pre-Funded Warrant. The exercise price for the warrants range from $21.74 to $29.38.

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of September 30, 2025, the Outstanding Warrants have not been approved by stockholders.

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of September 30, 2025, all required payments under the settlement agreement with Continental have been made in full.

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

In respect of Innovate, on February 26, 2025, the U.S. District Court for the District of Delaware (the “Court”) granted the summary judgment motion filed by the Company and the other defendants, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the Manager of Driven Lifestyle Group LLC., in the case titled Innovate 2 Corp., Motorsport Games Inc., et al., No. 1:21-cv-165-SB. The judgment entered by the Court held in favor of the Company and the other defendants on all counts and also granted the Company summary judgment against Innovate on the Company’s claim for breach of the stock purchase agreement entered into between the parties. Pursuant to the Court order, the parties submitted a joint status report on March 12, 2025 regarding the remaining issues in the case, including Motorsport’s damages on its counterclaim. On March 27, 2025, the Company entered in a Settlement Agreement (the “Settlement Agreement”) regarding the HC2 and Continental Complaint and in which the Company asserted a breach of contract counterclaim against Innovate seeking damages for the Company’s attorneys’ fees and costs. Pursuant to the Settlement Agreement, Innovate has agreed to pay the Company Five Hundred Thousand Dollars ($500,000), of which $300,000 was paid on March 31, 2025 (“Initial Payment”), $100,000 was paid on August 15, 2025 and $100,000 was paid on October 31, 2025. The Settlement Agreement provides that the parties caused all of their claims in the Action to be dismissed with prejudice within three (3) business days after receipt of the Initial Payment. The $500,000 gain from the Settlement Agreement is recorded as other operating income on the accompanying condensed consolidated statements of operations. As of September 30, 2025, the remaining $100,000 payment expected from Innovate under the Settlement Agreement is recorded as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

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

On June 2, 2025 (the “Effective Date”), Wesco and Driven Lifestyle, which is the Company’s majority shareholder entered into a Settlement and Release Agreement (the “Wesco Settlement Agreement”), which provides that (1) within thirty (30) calendar days after the Effective Date, Wesco shall pay the sum of $800,000 to Driven Lifestyle for the benefit of the Company (the “Wesco Settlement Payment”) and (2) within ten (10) calendar days after the receipt of the Wesco Settlement Payment, Wesco and Driven Lifestyle shall file stipulations to dismiss the Wesco’s filed complaint with prejudice. The Wesco Settlement Agreement also provides for a release of claims by Wesco and Driven Lifestyle, including on behalf of their direct and indirect subsidiaries. As of September 30, 2025, Wesco has fully paid the $800,000 required under the terms of the Wesco Settlement Agreement, resulting in a gain of $800,000 recorded as other operating income on the accompanying condensed consolidated statements of operations. On June 19, 2025, Wesco and Driven Lifestyle filed stipulations to dismiss Wesco’s filed complaint with prejudice, as required by the terms of the Wesco Settlement Agreement.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9,293,000 USD as of September 30, 2025) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. The Company is obligated to pay ACO an annual royalty payment of €250,000 beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

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

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the nine months ended September 30, 2025 and 2024, Epic earned royalties of approximately $11,000, and during the three months ended September 30, 2025 and 2024, earned royalties of approximately $4,000 under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period, which ended on August 11, 2025.

License Commitments

On May 29, 2020, the Company secured a licensing agreement (the “Prior BTCC License Agreement”) with BARC (TOCA) Limited (“BARC”), the exclusive promoter of the British Touring Car Championship (the “BTCC”). Pursuant to the Prior BTCC License Agreement, the Company was granted an exclusive license (the “BTCC License”) to use certain licensed intellectual property for motorsports and/or racing video gaming products related to, themed as, or containing the BTCC, on consoles, PC and mobile applications, esports series and esports events (including the Company’s esports platform). In exchange for the BTCC License, the Prior BTCC License Agreement required the Company to pay BARC an initial fee in two equal installments of $100,000 each, both of which were made prior to their respective due dates. Following the initial fee, the Prior BTCC License Agreement also required the Company to pay royalties, including certain minimum annual guarantees, on an ongoing basis to BARC and to meet certain product distribution, marketing and related milestones, subject to termination penalties. On October 26, 2023, BARC delivered notice to the Company terminating the Prior BTCC License Agreement. The termination of the Prior BTCC License Agreement was effective as of November 3, 2023. On April 12, 2024, the Company entered into a settlement agreement (the “BARC Settlement Agreement”) with BARC for settlement of the remaining liability in connection with the Prior BTCC License. Pursuant to the BARC Settlement Agreement, the Company and BARC, without admitting any liabilities, agreed that the Prior BTCC License Agreement was terminated without any liabilities and that any and all royalties and/or any other sums whatsoever were forgiven by BARC and discharged in their entirety in consideration of (i) the Company’s one-time payment of $225,000 to BARC and (ii) the Company and BARC entering, effective as of April 12, 2024, into a new License Agreement to use certain licensed intellectual property related to, themed as, or containing the British Touring Car Championship (the “New BTCC License Agreement). Pursuant to the BARC Settlement Agreement, the Company recognized a gain of $0.6 million which was included in gain from settlement of license liabilities on the consolidated statements of operations for the nine months ended September 30, 2024.

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

On February 20, 2025, the Company entered into a Settlement Agreement with the Sellers, pursuant to which and subject to the satisfaction of the conditions to the effectiveness of the Luminis Settlement Agreement (as described below), the Company and the Sellers agreed that the Company will pay to the Sellers in full satisfaction of all amounts due, including the Deferred Payment, the sum of $750,000 payable to Luminis in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025, which resulted in a gain of approximately $175,000 recorded as other income (expense), net on the accompanying condensed consolidated statements of operations. The Luminis Settlement Agreement further provided that, upon receipt of the entire Settlement Payment by the Sellers, all amounts owed by the Company under the Studio397 Purchase Agreement, including the Deferred Payments, shall be deemed to have been paid and settled in full and the Sellers shall release their security interest in the pledged stock of Studio397, and if the Company fails to make any Settlement Payment when due and the breach is not cured within five (5) days of receipt of written notice thereof, the Agreement may be terminated by the Sellers. The final $150,000 payment was made by the Company to Luminis on July 2, 2025, which has resulted in full settlement of all amounts due to Luminis under the Settlement Agreement.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
Customer B	* %	22.9%	* %	21.4%
Customer C	* %	17.7%	* %	19.6%
Customer D	56.6%	43.2%	61.1%	45.8%
Customer H	23.1%	* %	20.1%	* %
Total	79.7%	83.8%	81.2%	86.8%

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	September 30, 2025	December 31, 2024
Customer B	* %	16.8%
Customer C	* %	15.1%
Customer D	60.2%	45.2%
Customer H	13.9%	* %
Customer F	10.7%	* %
Total	84.8%	77.1%

A reduction in sales from or loss of these customers, in a significant amount, could have a material adverse effect on the Company’s results of operations and financial condition.

*	Less than 10%.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services sold by the Company. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2025 and 2024 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Gaming	$3,100,018	$1,802,946	$7,450,311	$6,713,635
Esports	-	-	-	-
Total Revenues	$3,100,018	$1,802,946	$7,450,311	$6,713,635

Cost of Revenues:
Gaming	$597,817	$716,723	$1,518,090	$2,154,997
Esports	-	-	-	-
Total Cost of Revenues	$597,817	$716,723	$1,518,090	$2,154,997

Gross Profit:
Gaming	$2,502,201	$1,086,223	$5,932,221	$4,558,638
Esports	-	-	-	-
Total Gross Profit	$2,502,201	$1,086,223	$5,932,221	$4,558,638

Sales and Marketing Expenses:
Gaming	$135,422	$175,532	$359,430	$631,467
Esports	602	-	602	-
Total Sales and Marketing Expenses	$136,024	$175,532	$360,032	$631,467

Development Expenses:
Gaming	$418,912	$848,528	$1,291,208	$2,780,630
Esports	-	-	-	-
Total Development Expenses	$418,912	$848,528	$1,291,208	$2,780,630

General and Administrative Expenses:
Gaming	$1,142,867	$1,943,776	$3,158,374	$5,516,751
Esports	-	3,121	18,015	32,238
Total General and Administrative Expenses	$1,142,867	$1,946,897	$3,176,389	$5,548,989

Depreciation and Amortization:
Gaming	$3,833	$34,898	$21,143	$147,206
Esports	5,617	12,253	18,130	36,807
Total Depreciation and Amortization	$9,450	$47,151	$39,273	$184,013

Income (Loss) From Operations
Gaming	$845,456	$(1,906,342)	$2,763,102	$(938,465)
Esports	(46,508)	(25,543)	(89,286)	(149,996)
Total Income (Loss) From Operations	$798,948	$(1,931,885)	$2,673,816	$(1,088,461)

Interest Expense, net:
Gaming	$(1,434)	$(29,852)	$(19,184)	$(89,900)
Esports	-	-	-	(580)
Total Interest Expense, net	$(1,434)	$(29,852)	$(19,184)	$(90,480)

Other Income (Expense), net
Gaming	$(13,021)	$1,388,712	$3,215,098	$1,010,001
Esports	(15,956)	-	159,592	-
Total Other Income (Expense), net	$(28,977)	$1,388,712	$3,374,690	$1,010,001

Net Income (Loss):
Gaming	$815,045	$(547,483)	$6,118,608	$(18,312)
Esports	(46,508)	(25,542)	(89,286)	(150,628)
Total Net Income (Loss)	$768,537	$(573,025)	$6,029,322	$(168,940)

	September 30, 2025	December 31, 2024
Total Assets:
Gaming	$8,402,703	$5,065,073
Esports	1,698,410	1,203,148
Total Assets	$10,101,113	$6,268,221

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

On November 5, 2025, Driven Lifestyle and the Company terminated the $12 million Line of Credit Agreement Prior to this termination, the Company believed that there was a substantial likelihood that Driven Lifestyle would not fulfill any future borrowing requests, and therefore did not view the $12 million Line of Credit as a viable source for future liquidity needs.

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

On February 20, 2024, we released Le Mans Ultimate on PC in early access. Le Mans Ultimate is the official game of the WEC and 24 Hours of Le Mans, and is the first officially licensed and dedicated 24 Hours of Le Mans video game release in over twenty years. On July 22, 2025, we released Le Mans Ultimate Version 1.0. This milestone marks the completion of the title’s Early Access phase and ushers in a new era of continued development and expansion for the official game of the FIA World Endurance Championship and the 24 Hours of Le Mans.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 3	December 10, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 4	February 25, 2025, available on PC
Le Mans Ultimate – 2024 DLC Pack 5	June 10, 2025, available on PC
Le Mans Ultimate – Version 1.0 Release	July 22, 2025, available on PC
Le Mans Ultimate – ELMS Pack 1	September 23, 2025, available on PC

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

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the nine-month periods ended September 30, 2025 and 2024, substantially all of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Hardware Platforms

In the past we derived most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 2% and 51% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the sale of products for Microsoft Windows via Steam comprised approximately 64% and 38% of our total revenue, respectively, and the sale of products via Genba comprised approximately 18% and 1% of our total revenue, respectively. For the nine months ended September 30, 2025 and 2024, licensing and development agreements comprised approximately 6% and 4% of our total revenue, respectively. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, which historically consisted primarily of revenue from our annualized NASCAR video game racing franchise for game consoles, PC, and mobile platforms, as well as our RaceControl subscription service. We historically have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. Following the sale of our NASCAR License and as we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business, including through subscriptions and the planned introduction of new annualized sports franchise games, such as with Le Mans.

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

Results of Operations

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.

Revenues

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Gaming	$3,100,018	$1,802,946	$1,297,072	71.9%
Esports	-	-	-	-%
Total Revenues	$3,100,018	$1,802,946	$1,297,072	71.9%

Consolidated revenues were $3.1 million and $1.8 million for 2025 and 2024, respectively, an increase of $1.3 million, or 71.9%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $1.8 million increase in 2025 from sales of our Le Mans Ultimate racing title, particularly DLC sales, a $0.4 million increase from RaceControl, and a $0.1 million increase in our rFactor 2 title, compared to 2024, offset by a $1.0 million decrease in revenues in 2025 related to NASCAR, a gaming title we are no longer authorized to sell starting in 2025.

We did not organize a Le Mans Virtual Series (“LMVS”) event in 2025 or 2024, resulting in no earned sponsorship or events revenue in 2025 and 2024 in our Esports segment.

Cost of Revenues

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
Cost of revenues:
Gaming	$597,817	$716,723	$(118,906)	(16.6)%
Esports	-	-	-	-%
Total Cost of Revenues	$597,817	$716,723	$(118,906)	(16.6)%

Consolidated cost of revenues were $0.6 million and $0.7 million for 2025 and 2024, respectively, a decrease of $0.1 million, or 16.6%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

Gross Profit

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
Gross Profit
Gaming	$2,502,201	$1,086,223	$1,415,978	130.4%
Esports	-	-	-	-%
Total Gross Profit	$2,502,201	$1,086,223	$1,415,978	130.4%

	For the Three Months Ended September 30,
	2025	2024

Gaming - Gross Profit Margin	80.7%	60.2%
Esports - Gross Profit (Loss) Margin	0.0%	0.0%
Total Gross Profit Margin	80.7%	60.2%

Consolidated gross profit was $2.5 million and $1.1 million for 2025 and 2024, respectively, an increase of $1.4 million, or 130.4%, when compared to the prior period. Gross profit margin was 80.7% in 2025, compared to 60.2% in 2024. The increase in our Gaming segment gross profit of $1.1 million and an increase in gross profit margin was primarily due to a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

As explained above, we did not organize an LMVS event in 2025 or 2024.

Operating Expenses

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
Operating Expenses:
Sales and marketing	$136,024	$175,532	$(39,508)	(22.5)%
Development	418,912	848,528	(429,616)	(50.6)%
General and administrative	1,142,867	1,946,897	(804,030)	(41.3)%
Depreciation and amortization	9,450	47,151	(37,701)	(80.0)%
Total Operating Expenses	$1,707,253	$3,018,108	$(1,310,855)	(43.4)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.1 million and $0.2 million for 2025 and 2024, respectively, representing a $0.1 million, or 22.5%, decrease when compared to the prior period. The reduction in sales and marketing expenses was primarily driven by a $0.1 million reduction in payroll and employee-related expense as a result of lower headcount when compared to the prior period.

Development

Development expenses were $0.4 million and $0.8 million for 2025 and 2024, respectively, representing a $0.4 million, or 50.6%, decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.3 million decrease in payroll as a result of lower headcount and the capitalization of internally-development software costs, and a $0.1 million decrease in external development services, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $1.1 million and $1.9 million for 2025 and 2024, respectively, a decrease of $0.8 million, or 41.3%, when compared to the prior period. The reduction in G&A expenses was primarily driven by a $0.8 million decrease in legal and professional fees, a decrease of $0.2 million in severance expenses and $0.1 million reduction in insurance costs, offset by a $0.3 million increase in payroll expenses, when compared to the prior period.

Depreciation and Amortization

Depreciation and amortization expenses for 2025 and 2024 presented no significant changes to the depreciation of capital assets.

Other Operating Income

Other operating income for 2025 and 2024 presented no significant changes.

Interest Expense

Interest expense was approximately $1,000 and $30,000 for 2025 and 2024, respectively. Interest expense in 2024 primarily relates to non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other (Loss) Income, net

Other loss, net was approximately $29,000 for 2025, compared to other income, net of $1.4 million for 2024, a decrease of $1.4 million compared to the prior period. Other loss, net of approximately $29,000 for 2025 and other income, net of $1.4 million for 2024 are primarily comprised of foreign currency losses and gains arising from remeasuring transactions denominated in a currency other than U.S. Dollars.

Other Comprehensive Income (Loss)

Other comprehensive income was $0.5 million for 2025, compared to other comprehensive loss of $1.2 million for 2024. The $1.7 million increase in other comprehensive income was primarily due to operational transactions in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was approximately $21,000 and $18,000 for 2025 and 2024, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.

Revenue

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Gaming	$7,450,311	$6,713,635	$736,676	11.0%
Esports	-	-	-	-%
Total Revenues	$7,450,311	$6,713,635	$736,676	11.0%

Consolidated revenues were $7.5 million and $6.7 million for 2025 and 2024, respectively, an increase of $0.7 million, or 11.0%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $3.4 million increase in 2025 from sales of our Le Mans Ultimate racing title released in February 2024, particularly DLC sales, which were higher compared to 2024, and $0.7 million from RaceControl, offset by a $3.4 million decrease in revenues in 2025 related to NASCAR, a gaming title we are no longer authorized to sell starting in 2025.

We did not organize an LMVS event in 2025 or 2024, resulting in no earned sponsorship or events revenue in 2025 and 2024 in our Esports segment.

Cost of Revenues

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
Cost of Revenues:
Gaming	$1,518,090	$2,154,997	$(636,907)	(29.6)%
Esports	-	-	-	-%
Total Cost of Revenues	$1,518,090	$2,154,997	$(636,907)	(29.6)%

Consolidated cost of revenues were $1.5 million and $2.1 million for 2025 and 2024, respectively, a decrease of $0.6 million, or 29.6%, when compared to the prior period. The decrease in Gaming segment cost of revenues was primarily driven by a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
Gross Profit:
Gaming	$5,932,221	$4,558,638	$1,373,583	30.1%
Esports	-	-	-	-%
Total Gross Profit	$5,932,221	$4,558,638	$1,373,583	30.1%

	For the Nine Months Ended September 30,
	2025	2024

Gaming - Gross Profit Margin	79.6%	67.9%
Esports - Gross Profit Margin	0.0%	0.0%
Total Gross Profit Margin	79.6%	67.9%

Consolidated gross profit was $5.9 million and $4.6 million for 2025 and 2024, respectively, an increase of $1.4 million, or 30.1%, when compared to the prior period. Gross profit margin was 79.6% in 2025, compared to 67.9% in 2024. The increase in our Gaming segment gross profit of $1.4 million, and an increase in gross profit margin, was primarily due to higher revenues and a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

Operating Expenses

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
Operating Expenses:
Sales and marketing	$360,032	$631,467	$(271,435)	(43.0)%
Development	1,291,208	2,780,630	(1,489,422)	(53.6)%
General and administrative	3,176,389	5,548,989	(2,367,600)	(42.8)%
Depreciation and amortization	39,273	184,013	(144,740)	(78.7)%
Total Operating Expenses	$4,866,902	$9,145,099	$(4,278,197)	(46.8)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.4 million and $0.6 million for 2025 and 2024, respectively, representing a $0.3 million, or 43.0% decrease when compared to the prior period. The reduction in sales and marketing expense was primarily driven by a $0.3 million reduction in payroll and employee-related expenses as a result of lower headcount, when compared to the prior period.

Development

Development expenses were $1.3 million and $2.8 million for 2025 and 2024, respectively, representing a $1.5 million, or 53.6% decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $1.1 million decrease in payroll-related expenses as a result of lower headcount and the capitalization of internally-developed software costs, a decrease of $0.3 million in external development services, and a $0.1 million decrease in software expenses, when compared to the prior period.

General and Administrative

G&A expenses were $3.2 million and $5.5 million for 2025 and 2024, respectively, a decrease of $2.4 million, or 42.8%, when compared to the prior period. The reduction in G&A expenses was primarily driven by a $1.9 million decrease in legal and professional fees, a $0.3 million decrease in insurance expense, a decrease of $0.2 million in severance costs, as well as a decrease of $0.1 million in office rent and stock compensation expense, respectively, offset by a $0.2 million increase in payroll expenses, when compared to the prior period.

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

Interest Expense

Interest expense was approximately $19,000 and $90,000 for 2025 and 2024, respectively, primarily from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other Income, net

Other income, net was $3.4 million for 2025, compared to $1.0 million for 2024, an increase of $2.4 million compared to the prior period. Other income, net of $3.4 million for 2025 was primarily comprised of $3.2 million in foreign currency gains arising from remeasuring transactions denominated in a currency and a $0.2 million gain from the Settlement Agreement entered into with Luminis on February 20, 2025. Other income, net of $1.0 million for 2024 was primarily comprised of $0.9 million in foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. dollars and $0.1 million in rental income.

Other Comprehensive Loss

Other comprehensive loss was $2.7 million for 2025, compared to $0.7 million for 2024. The $2.0 million increase in other comprehensive loss was primarily due to operational transactions in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was approximately $59,000 and $55,000 for 2025 and 2024, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture.

Liquidity and Capital Resources

Liquidity

We have historically financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit (as defined below) and through sales of our equity securities.

We measure our liquidity in a number of ways, including the following:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$4,128,690	$859,271
Working capital (deficiency)	$3,045,588	$(2,225,300)

For the nine months ended September 30, 2025, we generated net income of $6.0 million and generated cash flows from operations of approximately $2.3 million that was primarily due to increased profitability, $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. As of September 30, 2025, we had an accumulated deficit of $85.7 million, working capital of $3.0 million, and cash and cash equivalents of $4.1 million, which increased to $4.5 million as of October 31, 2025. We expect that our cash on hand will fund our operations for at least one year from the date the condensed consolidated financial statements are issued. Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products and maintain existing titles, and certain capital expenditures.

Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. Management is actively pursuing financing and other strategic plans, however, we do not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when we need it on terms that will be acceptable to us, or at all. There can be no assurance that we will be able to raise funds by selling additional securities, which sales, if successful, could dilute the ownership interest of our existing shareholders. In addition, our ability to sell additional securities may be limited by the terms of the right of first refusal granted to the purchasers in the private placement offering that closed on April 11, 2025 (the “April Private Placement”). The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to further reduce overhead costs and our cash obligations in the short term, as needed. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2025 and 2024 was $2.3 million and ($1.7) million, respectively. The net cash provided by operating activities for the nine months ended September 30, 2025 was primarily a result of our net income of $6.0 million, adjusted for net non-cash adjustments of $2.7 million and $1.0 million of cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2024 was primarily a result of our net loss of $0.2 million, adjusted for net non-cash adjustments of $2.1 million and $0.5 million of cash provided by changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was approximately $0.7 million and $0.03 million, respectively. The net cash used in investing activities during the nine months ended September 30, 2025 relates to capitalization of internally-developed software. The net cash used in investing activities during the nine months ended September 30, 2024 was attributable to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 and 2024 was $1.5 million and $0.8 million, respectively. Cash flows provided by financing activities during the nine months ended September 30, 2025 were primarily attributable to $2.3 million raised in connection with shares sold in a private placement offering in April 2025, offset by a $0.8 million payment for purchase commitments. Cash flows provided by financing activities for the nine months ended September 30, 2024 were primarily attributable to $0.9 million raised in connection with shares sold in our registered direct offering, offset by a $0.1 million payment for purchase commitments.

Promissory Note Line of Credit

On April 1, 2020, we entered into a promissory note (the “$12 million Line of Credit”) with an affiliated entity, Driven Lifestyle, that provided us with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020) at an interest rate of 10% per annum, the availability of which was dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit did not have a stated maturity date and was payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed would be accelerated and become immediately payable in the event we consummated certain corporate events, such as a capital reorganization. We were permitted to prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge.

On November 5, 2025, we terminated the $12 million Line of Credit Agreement pursuant to a Loan Termination Agreement with Driven Lifestyle. Prior to this termination, we believed that there was a substantial likelihood that Driven Lifestyle would not fulfill any future borrowing requests, and therefore did not view the $12 million Line of Credit as a viable source for future liquidity needs.

See Note 5 – Related Party Loans in our condensed consolidated financial statements in this Report for further information. As of September 30, 2025, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

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

On April 11, 2025, we entered into securities purchase agreements (the “April Purchase Agreements”) with several institutional and accredited investors for the issuance and sale in the April Private Placement of the following securities for gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of our Class A common stock and (ii) a pre-funded warrant (the “April Pre-Funded Warrant”) to purchase up to 377,836 shares of our Class A common stock at an exercise price of $0.0001 per share. The purchase price for one share of Class A common stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. We received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by us. The April Pre-Funded Warrant became exercisable commencing on May 29, 2025, and will not expire until exercised in full. The April Purchase Agreements provide that the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). The Right of First Refusal is effective commencing on May 29, 2025, until the first anniversary of the closing date of the April Private Placement.

The April Purchase Agreements provided that our board of directors (the “Board”) will appoint an individual designated by the purchasers that purchased at least 50.1% in interest of the shares of Class A common stock and pre-funded warrants issued in the April Private Placement based on the initial subscription amounts under the April Purchase Agreement to serve as a Class II director on the Board for a term expiring at our 2026 annual meeting of stockholders. In accordance with the foregoing, Mr. Guoquan (Paul) Huang was appointed to the Board effective as of April 16, 2025. The April Purchase Agreement further provides that the purchasers holding a 50.1% interest in the securities issued upon closing of the April Private Placement shall have the right to appoint an individual to our management team, subject to Board approval.

Capital Expenditures

The nature of our operations does not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of September 30, 2025.

Material Cash Requirements

Except as described below, there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Form 10-K.

On February 20, 2025, we entered into a Settlement Agreement (the “Settlement Agreement”) with Technology In Business B.V. and Luminis International B.V. (“Luminis”), pursuant to which we agreed, among other things, to pay to Luminis an aggregate of $750,000 in full satisfaction of all amounts due relating to the purchase commitment for Studio397. As of September 30, 2025, all amounts due to Luminis under the Settlement Agreement have been paid.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for the respective periods presented:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net income (loss)	$768,537	$(573,025)
Interest expense, net	1,434	29,852
Depreciation and amortization (1)	289,396	566,411
EBITDA	1,059,367	23,238
Stock-based compensation	-	26,889
Adjusted EBITDA	$1,059,367	$50,127

(1)	Includes $279,945 and $537,705 of amortization expenses included in cost of revenues for the three months ended September 30, 2025 and 2024, respectively.

The following table provides a reconciliation from net income to Adjusted EBITDA for the respective periods presented:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net income (loss)	$6,029,322	$(168,940)
Interest expense, net	19,184	90,480
Depreciation and amortization (1)	795,387	1,755,517
EBITDA	6,843,893	1,677,057
Gain from settlement of license liabilities	-	(3,248,000)
Gain from settlement of purchase commitment liabilities	(175,460)	-
Gain from Settlement Agreement	(500,000)	-
Gain from Wesco Settlement Agreement	(800,000)	-
Stock-based compensation	-	105,738
Adjusted EBITDA	$5,368,433	$(1,465,205)

(1)	Includes $756,1114 and $1,571,504 of amortization expenses included in cost of revenues for the nine months ended September 30, 2025 and 2024, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2024 Form 10-K, and that continued to exist as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The April Purchase Agreements prohibited us from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A common stock or securities convertible or exercisable into Class A common stock for a period commencing April 11, 2025, and expiring four and one-half (4½) months thereafter in connection with a financing transaction without the prior written consent of purchasers that purchased at least 50.1% in interest of the shares of Class A common stock and pre-funded warrants issued in the April Private Placement based on the initial subscription amounts under the April Purchase Agreements. The April Purchase Agreements further provide that, pursuant to the Right of First Refusal, until the first anniversary of the closing date, the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing. To the extent we required additional funding, we will therefore be limited in the types of fundraising transactions that we are able to pursue in compliance with the April Purchase Agreements. If funding is not available or not available at terms acceptable to us, we may be compelled to further reduce overhead costs and our cash obligations in the short term. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

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

On April 15, 2025, we received a letter from the Nasdaq Staff stating that based on our Form 8-K filed with the SEC on April 14, 2025, Nasdaq had determined that we complied with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the continued listing requirements for The Nasdaq Capital Market and, if at the time of our next periodic report we do not evidence compliance we may be subject to delisting. As of September 30, 2025, our stockholders’ equity was $6,794,835.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our NASCAR products, which have historically accounted for the majority of our revenue. For the three and nine months ended September 30, 2025, our top two customers accounted for 80% and 81% of our revenues, respectively. Our top three customers accounted for approximately 85% and 77% of our accounts receivable as of September 30, 2025 and December 31, 2024, respectively. For the years ended December 31, 2024 and 2023, revenues associated with our NASCAR franchise accounted for approximately 52% and 72% of our total revenue, respectively. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 86% and 83% of our consolidated revenues, respectively. No other distribution channel accounted for 10% or more of our revenues in those periods. For the years ended December 31, 2024 and 2023, sales through our three main distribution channels accounted for approximately 77% and 89% of our accounts receivable, respectively. No other distribution channel accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these distribution channels would have a material adverse effect on our results of operations and financial condition.

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

The shutdown of the U.S. federal government may adversely affect our business.

A prolonged or recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. We continue to monitor developments and adjust our regulatory strategies accordingly, but there can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2025, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Promissory Note Line of Credit

On April 1, 2020, we entered into a promissory note (the “$12 million Line of Credit”) with an affiliated entity, Driven Lifestyle Group LLC (“Driven Lifestyle”), that provided us with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020). On November 5, 2025, we entered into a Loan Termination Agreement with Driven Lifestyle pursuant to which the $12 million Line of Credit Agreement was terminated, effective immediately. Prior to this termination, we believed that there was a substantial likelihood that Driven Lifestyle would not fulfill any future borrowing requests, and therefore did not view the $12 million Line of Credit as a viable source for future liquidity needs.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

10.1	Loan and Termination Agreement, dated November 5, 2025, by and between Motorsport Games Inc. and Driven Lifestyle Group LLC					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2025	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Financial Officer
(Principal Financial and Accounting Officer)

