Form 10-K
period 2025-12-31
Motorsport Games Inc.
filed 2026-03-10
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A common stock as reported on The Nasdaq Capital Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,362,427.

As of March 10, 2026, the registrant had 5,078,450 shares of Class A common stock, with 1 vote per share, and 700,000 shares of Class B common stock, with 10 votes per share, issued and outstanding. At such date, Driven Lifestyle Group LLC (“Driven Lifestyle”) owned (i) 1,480,385 shares of the registrant’s issued and outstanding Class A common stock and (ii) all 700,000 shares of the registrant’s issued and outstanding Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Motorsport Games Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2026/27 Le Mans Virtual Series to commence this year;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our Esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, potential acquisitions, mergers and industry trends;

●	our plans and intentions to maintain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including our plan to implement equity financing transactions;

●	our belief that we may decide in the future to avail ourselves of certain corporate governance requirements of Nasdaq as a result of being a “controlled company” within the meaning of the Nasdaq rules; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia and Middle East conflicts.

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in obtaining additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to a pandemic, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), tariffs, export controls, political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; and/or (E) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, due to less than anticipated customer acceptance of our new game titles, us experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of significant increases in energy and gas prices which have been increasing since early in 2020), a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine and conflicts in the Middle East;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

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

Risks Related to Our Financial Condition and Liquidity

●	We may require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.
●	Restrictions under the Credit Agreement with Citibank may affect our ability to finance our operations.

Risks Related to Our Business and Industry

●	If we do not consistently deliver popular products our business will be negatively impacted.
●	Our business and products are highly concentrated in the racing game genre, and our operating results may suffer if consumer preferences shift away from this genre.
●	If we do not provide high-quality products in a timely manner, our business operations, financial performance, liquidity, cash flows and/or results of operations may be negatively impacted.
●	Declines in consumer spending and other adverse changes in economic, market and geopolitical conditions could have a material adverse effect on our business, financial condition and operating results.
●	We depend on a small number of franchises for a significant portion of our revenues and profits.
●	Our ability to acquire and maintain licenses to intellectual property affects our revenue and profitability.
●	Our business is partly dependent on our ability to enter into software development arrangements.
●	Our business depends in part on the success and availability of platforms and mass media channels developed by third parties.
●	Third-party platform providers may be able to influence our products and costs.
●	The increasing importance of free-to-play games to our business exposes us to the risks of that business model.
●	We are subject to risks of operating in a rapidly developing industry and a relatively new market.
●	If we fail to attract more advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues will be adversely affected.
●	We are reliant on the retention of certain key personnel and the hiring of strategically valuable personnel,.
●	Competition in the interactive entertainment industry is intense, and our existing and potential users may be attracted to competing products or other forms of entertainment.
●	Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players.
●	Some of our players may make sales or purchases of virtual items used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.
●	The success of our business relies on our marketing and branding efforts, and these efforts may not be accepted by consumers to the extent we planned.

●	If we fail to receive our target ratings for certain titles, or if our retailers refuse to sell such titles due to what they perceive to be objectionable content, it could have a negative impact on our business.
●	Government regulations applicable to us may negatively impact our business.
●	We are exposed to seasonality in the sale of our retail products.
●	Our retail products, online gaming platform and games offered through our platform may contain defects.
●	We may be held liable for content displayed on, retrieved from or linked to our platform.
●	We may experience security breaches and cyber threats.
●	Our business could be adversely affected if our data privacy and security practices are inadequate.
●	If we were to lose server capacity or lack sufficient Internet bandwidth for any reason, our business could suffer.
●	A disruption in service on our website or platforms could damage our reputation and result in a loss of traffic and visitors, which could harm our business, brand, operating results and financial condition.
●	Our business partners may be unable to honor their obligations to us, or their actions may put us at risk.
●	Our efforts to expand into new products and services may subject us to additional risks.
●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.
●	The costs involved in enforcement of our intellectual property rights could harm our business, financial condition and results of operations.
●	We may be subject to claims of infringement of third-party intellectual property rights.
●	Our technology, content, and brands are subject to intellectual property infringement.
●	We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services.
●	If technology we rely upon becomes unavailable or fails to adequately serve our needs and we cannot find alternatives, it may negatively impact our operating results.
●	Our international operations are subject to increased challenges and risks.
●	Catastrophic events may disrupt our business.

Risks Related to Our Relationship with Driven Lifestyle

●	Driven Lifestyle controls a significant portion of our Class A common stock and all of our Class B common stock and therefore has the ability to exert significant control over the direction of our business.
●	We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for and may rely on exemptions from certain corporate governance requirements of NASDAQ.
●	Driven Lifestyle’s competitive position in certain markets may constrain our ability to build and maintain certain partnerships or relationships in the motorsport industry.
●	Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and Driven Lifestyle or its subsidiaries may adversely affect our business and prospects.

Risks Related to Our Company

●	Our limited operating history makes it difficult to evaluate our current business and future prospects.
●	Impairment of our intangible assets could have a material adverse impact on our results of operations.
●	We have identified material weaknesses in our internal control over financial reporting which could result in us not being able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the trading price of our Class A common stock.
●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
●	We may acquire other companies, technologies, or assets, which could divert our management’s attention.
●	We may be subject to various legal proceedings, claims, litigation, governmental investigations or inquiries and other disputes from time to time.
●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

Risks Related to Ownership of Our Class A Common Stock

●	We cannot guarantee our Class A common stock will continue to be listed from Nasdaq.
●	Substantial future sales of our Class A common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.
●	Our certificate of incorporation has limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.
●	Certain provisions in our charter documents and Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management.
●	Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders.
●	We expect that the price of our Class A common stock will fluctuate substantially.
●	We have only a minimal number of shares of Class A Common Stock available for equity award grants under the Motorsport Games Inc. 2021 Equity Incentive Plan.
●	If securities industry analysts cease to publish research reports, or publish unfavorable reports, on us, the market price and market trading volume of our Class A common stock could be negatively affected.
●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
●	We do not intend to pay dividends for the foreseeable future.

General Risk Factors

●	Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.
●	The requirements of being a public company may require significant resources.
●	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired.
●	We are subject to risks related to corporate and social responsibility and reputation.
●	A future shutdown of the U.S. federal government may adversely affect our business.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Report.

PART I

Item 1. Business

Company Overview

Motorsport Games Inc. (“Motorsport”) is a racing game developer, publisher and esports ecosystem provider of official motorsport racing series, including games based on the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”). Our portfolio also includes the KartKraft karting simulation game, as well as Studio 397 B.V. (“Studio397”) and their rFactor 2 realistic racing simulator technology and platform. rFactor 2 also powers F1® Arcade through a partnership with Kindred Concepts.

Our purpose is to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large global motorsport audience. The latest figures reported from 2024 show Le Mans, which includes the WEC, having a cumulative global audience of 255 million, while the global fanbase for Formula 1 was estimated to be 827 million in 2025.

We develop and publish racing video games for personal computers (PCs) through various digital channels, including full-game and downloadable content (“DLC”). We have obtained the official licenses to develop multi-platform games for the 24 Hours of Le Mans race and the WEC. On February 20, 2024, we released Le Mans Ultimate on PC in early access. Le Mans Ultimate is the official game of the WEC and 24 Hours of Le Mans, and is the first officially licensed and dedicated 24 Hours of Le Mans video game release in over twenty years. On July 22, 2025, we released Le Mans Ultimate Version 1.0. This milestone marks the completion of the title’s Early Access phase and ushers in a new era of continued development and expansion for the official game of the FIA World Endurance Championship and the 24 Hours of Le Mans.

In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize any esport events during 2025 and 2024, we intend to leverage esports competitions to bring wider awareness and engagement to our gaming products, while creating inspiring event spectacles for our viewers.

Company Background

Motorsport Games was formed in 2018 by Driven Lifestyle as a wholly-owned subsidiary in connection with the acquisition by Motorsport Games of a controlling interest in 704Games Company, which previously held the exclusive license to be the official video game developer and publisher for the NASCAR video game racing franchise, subject to certain limited exceptions. On October 3, 2023, we sold our NASCAR licensed rights under that certain Second Amended and Restated Distribution and License Agreement with NASCAR Team Properties (“NTP”) (the “NASCAR License”) to iRacing.com Motorsport Simulations, LLC (“iRacing”). Prior to the sale of our NASCAR License, we had been the official video game developer and publisher for the NASCAR video game racing franchise and had the exclusive right to create and organize esports leagues and events for NASCAR using our NASCAR racing video games, in each case, subject to certain limited exceptions. Concurrently with the sale of our NASCAR License, we entered into an agreement with NTP pursuant to which we had a limited non-exclusive right and license to, among other things, sell our NASCAR games and DLCs that were in our product portfolio through December 31, 2024 (the “NASCAR New Limited License”). We no longer sell NASCAR games and did not sell any NASCAR games during the year ended December 31, 2025.

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

Our Products

Game Products Portfolio

We develop and publish racing video games for PCs through various digital channels, including full-game and DLCs.

Our current video game catalog includes the following titles:

Game	Image	Overview	Platforms	Release Date

rFactor 2		rFactor 2 is a realistic racing simulation game. It features mixed class road racing with realistic dynamics, an immersive sound environment, and stunning graphics, that are perfect for top-level esports and a rich single-player experience. Content updates were released in 2022 and 2023, as well as the rFactor 2: RaceControl multiplayer update in October 2023.	Microsoft Windows via Steam	March 28, 2013

KartKraft	KartKraft is a kart racing simulator, which was released in January 2022.	Microsoft Windows via Steam	January 26, 2022 (full release)

Le Mans Ultimate	Le Mans Ultimate is the official game of the FIA World Endurance Championship and 24 Hours of Le Mans. DLC updates were released in July 2024, September 2024, December 2024, February 2025, June 2025, September 2025 and December 2025.	Microsoft Windows via Steam	February 20, 2024

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience.

Esports Partnerships and Franchises

We recognize the growing importance and business viability of esports, especially within the racing and motorsport genres. In recognition of this importance, we manage and operate the esports platforms for numerous racing series and organizations. We also continue to leverage esports competitions to bring wider awareness and engagement to our gaming products, while creating inspiring event spectacles for our viewers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize the Le Mans Virtual Series for the 2023/24, 2024/25 or 2025/26 seasons, we currently plan on organizing the 2026/27 Le Mans Virtual Series to commence this year. We also intend to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans.

Revenues

We currently generate revenue primarily by selling our racing video game products for PCs through various digital channels, including full-game and downloadable content, as well as our RaceControl subscription service. In addition, we began providing product development services to third parties for the first time in 2022 that included the ongoing support and maintenance of developed software.

During the years ended December 31, 2025 and 2024, we did not generate any revenue from our esports business. Prior to 2024, our esports business generated revenues from sponsorships, advertising and media rights for events and competitions. If audience patterns continue to grow, we believe the esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising.

Marketing, Sales, and Distribution

Many of our products contain software that enables us to connect with our gamers directly, including through customized advertising and in-game messaging based on customer preferences and trends. This provides a significant marketing tool that allows us to communicate and market directly to our customers.

Other direct marketing efforts include activities on Facebook, X (formerly Twitter), Twitch, YouTube and other online social networks, online advertising, public relations activity, broadcast advertising, participation in cooperative advertising programs, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners.

We also are able to sell directly to consumers through various digital platforms. Our products and content are available for consumers to purchase and download at their convenience directly to their PC through our platform partners, including Steam and Genba.

Customer Concentration

For the year ended December 31, 2025, sales through one of our main distribution channels accounted for approximately 64% of our consolidated revenues and approximately 47% of our accounts receivable as of December 31, 2025. For the year ended December 31, 2024, sales through three of our main distribution channels accounted for approximately 86% of our consolidated revenues and approximately 77% of our accounts receivable as of December 31, 2024. A reduction in sales from or loss of these distribution channels would have a material adverse effect on the Company’s results of operations and financial condition.

Strategic Licenses and Partnerships

24 Hours of Le Mans

On March 15, 2019, we formed Le Mans Esports Series Limited as a joint venture between Motorsport Games and ACO with the primary purpose of carrying on the promotion of and running of an esports event business replicating races of the WEC and the 24 Hours of Le Mans race on an electronic gaming platform. Through our ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, we secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC through a separate license agreement. This license expires 10 years beginning from the date of our first release of a WEC or Le Mans race video gaming product with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. In exchange for such license, we agreed to fund up to €8,000,000 (approximately $9,391,000 as of December 31, 2025) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the license. As of December 31, 2025, we have funded approximately $8.8 million for such development. Additionally, we are obligated to pay ACO an annual payment beginning from the time of the launch of the first video game product and continuing on each anniversary thereof for the term of the license. In addition, through this joint venture, we have the right to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event through certain additional license agreements. These additional license agreements, which were granted on a royalty-free basis, each expire January 25, 2031 with the term automatically renewing for an additional ten-year term unless ACO provides written notice of its intent not to renew. This joint venture shall continue until the earlier of the date on which the parties cease to be beneficially entitled in the aggregate to 25% or more of the equity share capital of the joint venture, the parties otherwise cease to control the affairs of the joint venture or the date of the commencement of the winding-up of the joint venture. If certain events of defaults occur, the non-defaulting party has a call option pursuant to which it can force the defaulting party to sell all (but not part) of its ownership in the joint venture in accordance with the joint venture agreement.

Epic Games

On August 11, 2020, through our wholly owned subsidiary, MS Gaming Development LLC, we entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. This Agreement was assigned from MS Gaming Development LLC to Motorsport Games Inc. on September 3, 2021.

Pursuant to the agreement, we were granted a nonexclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for our next generation of games. In exchange for the license, the agreement required us to pay Epic an initial license fee, royalties, support fees and supplemental license fees for additional platforms. During a two-year support period, Epic was required to use commercially reasonable efforts to provide us with updates to the Unreal Engine 4 and technical support via a licensee forum. After the expiration of the support period, Epic has no further obligation to provide or to offer to provide any support services. The agreement was effective until terminated under the provisions of the agreement; however, pursuant to the terms of the agreement, we could only actively develop new or existing authorized products during a five-year active development period, which ended on August 11, 2025.

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

Human Capital

Our business relies on our ability to attract and retain the right team to enable us to be a game developer, publisher and esports ecosystem provider of official motorsport racing series. Our headcount as of December 31, 2025 was 44, made up of 26 full-time employees and 18 contractors, with 32 people in total dedicated to game development, located primarily in the United States of America and Europe. None of our employees were covered by collective bargaining agreements, and we believe that relations with our employees are generally good.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. In addition, laws and regulations relating to user privacy, including children’s data privacy, electronic contracts and communications, mobile communications, data collection, retention, consumer protection, and publishing activities, including production and delivery of content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, which may restrict our ability to gather and use data about our users, or could harm our business by limiting the products and services we can offer consumers or the manner in which we advertise or offer them. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States (including compliance with the California Consumer Privacy Act), Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and revenue. Furthermore, the costs of compliance with these laws may increase in the future as a result of the adoption of new laws, amendments, and changes in interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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

Our Internet address is motorsportgames.com. We regularly file reports with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available free of charge through our website copies of these reports as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC also maintains a website, sec.gov that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.

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

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Financial Condition and Liquidity

We may require additional capital to meet our financial obligations, and this capital might not be available on acceptable terms or at all.

We may need to engage in equity and/or debt financing arrangements or similar transactions (collectively, “Capital Financing”) to secure additional funds to continue our existing business operations and to fund our obligations. Other than the line of credit that we entered into with Citibank, N.A. (the “Citibank Line of Credit”), there are currently no commitments in place for future financing and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. In addition, there can be no assurance that we will be able to comply with the covenants that we are required to comply with in order to access the Citibank Line of Credit.

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

Even if we do secure additional Capital Financing, our liquidity position may be insufficient to satisfy our future capital requirements if our anticipated level of revenues is not achieved because of, for example, decreased sales of our products due to the disposition of key assets, further changes in our product roadmap and/or our inability to deliver new products for our various other licenses; less than anticipated consumer acceptance of our offering of products and events; less than effective marketing and promotion campaigns, decreased consumer spending in response to weak economic conditions or weakness in the overall electronic games category; adverse changes in foreign currency exchange rates; decreased sales of our products and events as a result of increased competitive activities by our competitors; changes in consumer purchasing habits, such as the impact of higher energy prices on consumer purchasing behavior; less than anticipated results from our existing or new products or from its advertising and/or marketing plans; or if our expenses, including, without limitation, for marketing, advertising and promotions, or product returns, exceed the anticipated level of expenses.

Restrictions under the Credit Agreement with Citibank may affect our ability to finance our operations.

The Credit Agreement (as defined below) with Citibank (as defined below) and related documents require us to abide by certain restrictive covenants, including covenants related to conducting our business and maintaining certain levels of cash flow and fixed charges. To the extent we require additional funding while any borrowing remains outstanding under the Citibank Promissory Note (as defined below), we will therefore be limited in the types of fundraising transactions that we are able to pursue in compliance with the Credit Agreement. In addition, the Citibank Promissory Note is secured by a lien on substantially all our assets, and if we were to default Citibank could foreclose on our assets. If funding is not available or not available at terms acceptable to us, we may be compelled to further reduce overhead costs and our cash obligations in the short term. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

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

Additionally, delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business, our revenues and reputation and could cause our results of operations to be materially different from expectations. This is particularly the case where we seek to release certain products in conjunction with key events, such as the beginning of a racing season or a major racing event. If we fail to release our products in a timely manner, or if we are unable to continue to improve our existing games by adding features and functionality that will encourage continued engagement with these games, our business may be negatively impacted. Moreover, if we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example as a result of a pandemic or labor supply constraints affecting many industries, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

Our business is subject to economic, market and geopolitical conditions, which are beyond our control. In particular, our product purchases are predominately driven by discretionary spending by consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic, market and geopolitical conditions, such as a prolonged U.S. or international general economic downturn, whether or not caused by a pandemic or geopolitical issues, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, could result in further periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, which would also reduce consumer spending. Reduced consumer spending may in the future result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, costs associated with developing and publishing our products, the cost and availability of sources of financing, and our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our Le Mans Ultimate franchise, which now accounts for the majority of our revenue. For the years ended December 31, 2025 and 2024, revenues associated with our Le Mans Ultimate franchise accounted for approximately 78% and 34% of our total revenue, respectively. For the years ended December 31, 2025 and 2024, sales through our two main distribution channels accounted for approximately 86% and 46% of our consolidated revenues, respectively. Two other distribution channels accounted for 40% of our revenues for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, sales through our two main distribution channels accounted for approximately 76% and 45% of our accounts receivable, respectively. One other distribution channel accounted for 12% of our accounts receivable as of December 31, 2025 and two other distribution channels accounted for 32% of our accounts receivable for the year ended December 31, 2024. A reduction in sales from or loss of these distribution channels would have a material adverse effect on the Company’s results of operations and financial condition.

Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises, or the loss of any franchise, especially our two main distributors, could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business. In the future, we expect this trend to continue with a relatively limited number of franchises producing a disproportionately high percentage of our revenues and profits.

Our ability to acquire and maintain licenses to intellectual property, especially for racing series, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Most of our products and services are based on or incorporate intellectual property owned by others. For example, we have obtained exclusive licenses to develop multi-platform games, as well as to create and organize esports leagues and events, for the 24 Hours of Le Mans race and the WEC. Competition for these licenses and rights is intense and could result in increased minimum guarantees and royalty rates payable to licensors and developers, which would significantly increase our costs and reduce our profitability. Furthermore, if we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. For example, as discussed elsewhere in this Report, our BTCC license agreement and INDYCAR license agreements were terminated by the respective licensors, effective November 2023.

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

We plan to derive significant revenues from the distribution of certain of our future products on third-party mobile and web platforms, such as the Apple App Store, Steam, and the Google Play Store. These platforms may also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms modify their current or future discovery mechanisms, communication channels available to developers, operating systems, terms of service or other policies (including fees), or they develop their own competitive offerings, our business could be negatively impacted. Additionally, if these platform providers are required to change how they label free-to-play games or take payment for in-app purchases or change how the personal information of consumers is made available to developers, our business could be negatively impacted.

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

Many elements of our business are unique, evolving and relatively unproven. In particular, our esports business and prospects will depend on the continuing development of live streaming of competitive esports gaming. During 2025 and 2024, we did not generate any revenue from esports and there can be no assurance that we will be able to generate revenue from esports in the future. The market for esports and amateur online gaming competitions is relatively new and rapidly developing and is subject to significant challenges. Our esport business will rely upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such community, including, for example, through tournament fees, subscriptions for our esports gaming services, and advertising and sponsorship opportunities. In addition, our continued growth of our esports business depends, in part, on our ability to respond to constant changes in the esports gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve. We cannot assure you that we will succeed in any of these aspects or that the esports gaming industry will generate revenue in the future or grow.

We plan to generate a portion of our revenues from advertising and sponsorship during our esports events. If we fail to attract advertisers and sponsors to our gaming platform, tournaments or competitions, our revenues may be adversely affected.

We plan to continue to generate a portion of our revenues from advertising and sponsorship during our esports events as online viewership of our esports gaming offerings expand. Our revenues from advertising and sponsorship will partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the esports gaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our gaming platform. If the online advertising and sponsorship market does not grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising and sponsorship revenue and our profitability and prospects may be materially and adversely affected.

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

Because we are a consumer brand, we rely on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of direct and indirect advertising channels, including through activities on Facebook, X (formerly Twitter), Twitch, YouTube and other online social networks, online advertising, public relations activity, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. If we are unable to recover our marketing costs, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

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

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, electronic contracts and communications, mobile communications, data collection, retention, consumer protection, and publishing activities, including production and delivery of content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, may restrict our ability to gather and use data about our users, and could harm our business by limiting the products and services we can offer consumers or the manner in which we advertise and offer them. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States (including compliance with the California Consumer Privacy Act), Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and revenue. Furthermore, the costs of compliance with these laws may increase in the future as a result of changes in interpretation. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny. The online gaming industry in particular has attracted regulatory attention regarding issues such as in-game purchases, age verification, and the protection of younger players, and additional regulation in these areas could impact our business practices or product offerings. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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

In the course of our business, we may collect, process, store and use gamer and other information, including personally identifiable information, passwords and credit card information. Our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. The unauthorized access, acquisition or disclosure of this information, or a perception that we do not adequately secure this information, could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially affected. In addition, third-party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our credibility to our gamer community as well as subject us to significant legal and financial exposure.

We depend on servers and Internet bandwidth to operate our games and digital services with online features. If we were to lose server capacity or lack sufficient Internet bandwidth for any reason, our business could suffer.

We rely on data servers, including those owned or controlled by third parties, to enable our customers to download our games and other downloadable content, to access our online gaming platform, and to operate other products with online functionality. Events such as limited hardware failure, any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents security measures, or a failure of disaster recovery services would likely interrupt the functionality of our games with online services and could result in a loss of sales for games and related services. An extended interruption of service could materially adversely affect our business, financial condition and operating results. See the risk factor titled “A significant disruption in service on our website or platforms could damage our reputation and result in a loss of traffic and visitors, which could harm our business, brand, operating results and financial condition” for additional information.

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

Attracting players in international markets is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. Additionally, we currently have operations in the United Kingdom and the Netherlands. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

●	the inability to offer certain games in certain foreign countries;

●	recruiting and retaining talented and capable management and employees in foreign countries;

●	challenges caused by distance, language and cultural differences;

●	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

●	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of local player preferences;

●	utilizing, protecting, defending and enforcing our intellectual property rights;

●	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

●	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

●	implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;

●	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection, including, but not limited to, the United States Federal Trade Commission Act, various state consumer protection and video game control laws, and the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under;

●	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act in the United States and the Bribery Act 2010 in the United Kingdom;

●	credit risk and higher levels of payment fraud;

●	currency exchange rate fluctuations;

●	protectionist laws and business practices that favor local businesses in some countries;

●	potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;

●	political, economic and social instability, including acts of war, such as the ongoing wars between Russia and Ukraine (as discussed further below) and between Israel and Hamas;

●	public health crises, such as a pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;

●	work stoppages or other changes in labor conditions;

●	higher costs associated with doing business internationally; and

●	trade and tariff restrictions.

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

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, such as a pandemic, failed upgrades of existing systems or migrations to new systems, acts of terrorism, acts of war, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, geopolitical and social turmoil or other events could cause outages, disruptions and/or degradations of our infrastructure, including our or our partners’ information technology and network systems, a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, suppliers, business partners and others could also be affected, which may prevent us from executing our business strategies or cause a decrease in consumer demand for our products and services. For example, several of our key locations experienced temporary closures as a result of the COVID-19 pandemic. Additionally, throughout the initial outbreak of the COVID-19 pandemic, several retailers experienced reduced operating hours and/or other restrictions as a result of the COVID-19 pandemic, which negatively impacted the sales of our products from such retailers primarily in 2020 and 2021. Further, system redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or an inability to conduct normal business operations could also prevent access to our products, services or online platforms selling our products and services, cause delays or interruptions in our product or live services offerings, allow breaches of data security or result in the loss of critical data. An event that results in the disruption or degradation of any of our critical business functions or information technology systems and harms our ability to conduct normal business operations or causes a decrease in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.

Risks Related to Our Relationship with Driven Lifestyle

Driven Lifestyle controls a significant portion of our Class A common stock and all of our Class B common stock and therefore has the ability to exert significant control over the direction of our business, which could prevent other stockholders from influencing significant decisions regarding our business plans and other matters.

Driven Lifestyle currently owns all of the shares of our Class B common stock and 1,214,699 shares of our Class A common stock, which together represents approximately 66.0% of the combined voting power of both classes of our common stock as of March 6, 2026. Our Class B common stock has ten times the voting power per share of our Class A common stock. As long as Driven Lifestyle continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Driven Lifestyle were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. In the event Driven Lifestyle or its affiliates relinquish beneficial ownership of any of the DL Initial Class A Shares at any time, one share of Class B common stock held by Driven Lifestyle will be cancelled for each such DL Initial Class A Share no longer beneficially owned by Driven Lifestyle or its affiliates. If, however, Driven Lifestyle does not dispose of its DL Initial Class A Shares, it could remain our controlling stockholder for an extended period of time or indefinitely. If Driven Lifestyle were to sell all of its shares of Class A common stock, and all shares of Class B common stock are cancelled, then any stockholder that acquires all of the shares of Class A common stock sold by Driven Lifestyle would have significant influence over our Company, including the election of directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets, and if Driven Lifestyle’s Class A common stock were sold to anyone already holding a large number of shares of Class A common stock, the sale could result in a change of control.

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

As of December 31, 2025, we had intangible assets, net of $3.8 million. We are required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to review our intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our intangible assets to be reviewed for impairment include, among other, general economic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific factors such as changes to our product road map and restructuring changes, and changes in our share price. We may be required to record non-cash impairment charges during any period in which we determine that our intangible assets are impaired, which has had, and in the future could have, a material adverse impact on our results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, we identified certain material weaknesses in our internal control over financial reporting that continue to exist. The material weaknesses identified relate to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer.

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

We may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO (December 31, 2026), though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have $1.235 billion or more in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; or (iii) we issue more than $1.0 billion of non- convertible debt over a three-year period.

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

On April 15, 2025, we received a letter from the Nasdaq Staff stating that based on our Form 8-K filed with the SEC on April 14, 2025, Nasdaq had determined that we complied with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the continued listing requirements for The Nasdaq Capital Market and, if at the time of our next periodic report we do not evidence compliance we may be subject to delisting. As of December 31, 2025, our stockholders’ equity was $7,581,231.

Nasdaq has proposed that the SEC adopt a rule change which would require Nasdaq listed companies to maintain a minimum market capitalization of $5 million, with immediate suspension and delisting upon thirty (30) consecutive business days of non-compliance. Market capitalization is a function of trading price multiplied by outstanding shares and is therefore inherently volatile. Although we have direct control over the number of securities issued, we do not have control over our stock price. Our market capitalization could fall below $5 million due to a decrease in our stock price.

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

On March 6, 2026, Driven Lifestyle and Mike Zoi announced in a Schedule 13D that it had entered a Rule 10b5-1 plan that specifies that 1,480,385 shares of our Class A common stock would be sold at market by the broker listed in the Rule 10b5-1 Plan starting after 31 days from the adoption date of the Rule 10b5-1 Plan. Between February 20, 2026, and March 6, 2026, Driven Lifestyle sold 265,686 shares of our Class A common stock.

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

We have only a minimal number of shares of Class A Common Stock available for equity award grants under the Motorsport Games Inc. 2021 Equity Incentive Plan (the “Plan”).

As of the date of this Report, we have a minimal number of shares of Class A common stock available for the granting of equity awards under the Plan. Nasdaq requires that, subject to certain limited exceptions, equity awards be granted to employees and directors pursuant to a Plan approved by the stockholders. We have sought stockholder approval of an increase in the number of shares available for grant pursuant to awards under the Plan and have been unsuccessful in obtaining approval of such an increase. Unless we obtain approval of such an increase, we will be unable to compensate employees and directors with equity, which puts us at a competitive disadvantage and forces us to use more cash for compensation than we otherwise would.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the Citibank Credit Agreement imposes certain limits on our ability to pay dividends. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

We are subject to a requirement, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to conduct an annual review and evaluation of our internal control over financial reporting and furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting each fiscal year. However, for as long as we are an emerging growth company or a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be evaluated frequently. Establishing and maintaining these internal controls will be costly and may divert management’s attention.

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

Item 2. Properties

Our corporate headquarters is located in Miramar, Florida and currently consists of approximately 300 square feet of office space. We also lease an office in Silverstone, England. Both offices are used by our Gaming and Esports operating segments.

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

Holders

As of March 10, 2026, there were approximately 12 holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

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

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	96,828	$61.76	-
Equity compensation plans not approved by stockholders	21,394	4.32	-
Total	118,222		-

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal years ended December 31, 2025 and 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Report, including in the “Business” section and “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or the consolidated financial statements and related notes.

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

We develop and publish racing video games for personal computers (PCs) through various digital channels, including full-game and downloadable content (“DLC”). We have obtained the official licenses to develop multi-platform games for the 24 Hours of Le Mans race and the WEC. We are also striving to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games.

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

As of December 31, 2025, we have a total headcount of 44 people, made up of 26 full-time employees and 18 contractors, with 32 people in total dedicated to game development.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 3	December 10, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 4	February 25, 2025, available on PC
Le Mans Ultimate – 2024 DLC Pack 5	June 10, 2025, available on PC
Le Mans Ultimate – Version 1.0 Release	July 22, 2025, available on PC
Le Mans Ultimate – ELMS Pack 1 and Version 1.1 Release	September 23, 2025, available on PC
Le Mans Ultimate – ELMS Pack 2 and Version 1.2 Release	December 9, 2025, available on PC

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience.

Hardware Platforms

In the past, we derived most of our revenue from the sale of products made for PCs and video game consoles manufactured by third parties, such as Sony Interactive Entertainment Inc.’s (“Sony”) PlayStation and Microsoft Corporation’s (“Microsoft”) Xbox consoles, which comprised approximately 2% and 45% of our total revenue for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the sale of products for Microsoft Windows via Steam comprised approximately 64% and 44% of our total revenue, respectively, and the sale of products via Genba comprised approximately 18% and 1% for the years ended December 31, 2025 and 2024. We expect to derive the vast majority of our revenues via Steam and Genba during the next twelve months. The success of our business is dependent upon consumer acceptance of video game console/PC platforms and continued growth in the installed base of these platforms.

Concentration of Sales

Prior to January 1, 2025, our NASCAR products historically accounted for the majority of our revenue. However, we have worked to diversify our product offerings and revenue from other sources by introducing titles such as Le Mans Ultimate to our portfolio of product offerings and thereby reducing our dependency on the NASCAR franchise as our substantially sole source of revenue. Revenues associated with our Le Mans Ultimate franchise accounted for approximately 78% and 34% of our total revenue for the years ended December 31, 2025 and 2024, respectively. We aim to explore ways to capitalize on new trends and diversify our product mix.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles are available through direct digital download. For the year ended December 31, 2025, substantially all of our revenue from sales of video games for PCs was through digital channels. For the year ended December 31, 2024, approximately 88% of our revenue from sales of video games for game consoles and PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We intend to generate future revenue from organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize the Le Mans Virtual Series for the 2023/24, 2024/25 or 2025/26 seasons, we currently plan on organizing the 2026/27 Le Mans Virtual Series to commence this year. We also intend to continue exploring opportunities to expand our esports segment outside of Le Mans.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, which historically consisted primarily of revenue from our annualized NASCAR video game racing franchise for game consoles, PC, and mobile platforms, as well as our RaceControl subscription service. We historically have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. Following the sale of our NASCAR License and as we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business, including through subscriptions. We plan to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases, RaceControl subscription offerings and extra content.

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

Components of Our Results of Operations

Revenues

We have historically derived substantially all of our revenue from sales of our games and related extra content that can be played by customers on a variety of platforms, including game consoles, mobile phones, PCs and tablets. Starting in 2019, we began generating sponsorship revenues from our production of live and virtual esports events; however, during 2025 and 2024 we did not generate any revenue for esports events as we did not organize any such events. In early 2022, we also began offering software development services for racing simulators and in December 2024, we started offering a subscription service via RaceControl, our matchmaking and online racing platform.

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

Cost of Revenues

Cost of revenues for our Gaming segment is primarily comprised of royalty expenses, license fees, web hosting costs and amortization of certain acquired license agreements and other intangible assets acquired through our various acquisitions and internally-developed software. Cost of revenues in 2024 from our Gaming segment is also comprised of merchant fees, disk manufacturing costs, packaging costs, shipping costs, warehouse costs, distribution fees to distribute products to retail stores, and mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer). Furthermore, cost of revenues for our Gaming segment includes costs associated with our outsourced code and content development services. Cost of revenues for our esports segment consists primarily of the cost of event staffing and event production.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and other costs associated with our operations including finance, human resources, information technology, public relations, legal audit and compliance fees, facilities, and other external general and administrative services.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of certain definite lived intangible assets acquired through our various acquisitions.

Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

In this section, references to 2025 refer to the fiscal year ended December 31, 2025 and references to 2024 refer to the fiscal year ended December 31, 2024.

Revenues

	For the Year Ended December 31,		Change
	2025	2024	$	%
Revenues:
Gaming	$11,297,898	$8,687,462	$2,610,436	30.0%
Esports	-	-	-	-%
Total Revenues	$11,297,898	$8,687,462	$2,610,436	30.0%

Consolidated revenues were $11.3 million and $8.7 million for 2025 and 2024, respectively, an increase of $2.6 million, or 30.0%, when compared to the prior year.

Gaming segment revenues represented 100% of our total 2025 and 2024 revenues, respectively, increasing by $2.6 million, or 30.0%, when compared to the prior year. The increase in Gaming segment revenues was primarily due to a $5.8 million increase in 2025 from sales of our Le Mans Ultimate racing title released in February 2024, particularly DLC sales, which were higher compared to 2024, and $1.2 million from RaceControl, offset by a $4.4 million decrease in revenues in 2025 related to NASCAR, a gaming title we are no longer authorized to sell starting in 2025.

We did not organize a Le Mans Virtual Series (“LMVS”) event in 2025 or 2024, resulting in no earned sponsorship or events revenue in 2025 and 2024 in our Esports segment.

Cost of Revenues

	For the Year Ended December 31,		Change
	2025	2024	$	%
Cost of Revenues:
Gaming	$2,010,140	$2,930,635	$(920,495)	(31.4)%
Esports	83,170	295,115	(211,945)	(71.8)%
Total Cost of Revenues	$2,093,310	$3,225,750	$(1,132,440)	(35.1)%

Consolidated cost of revenues were $2.1 million and $3.2 million for 2025 and 2024, respectively, a decrease of $1.1 million, or 35.1%, when compared to the prior year.

Gaming segment cost of revenues represented 96.0% and 90.9% of our total 2025 and 2024 cost of revenues, respectively, decreasing by $0.9 million, or 31.4%, when compared to the prior year. The decrease in Gaming segment cost of revenues was primarily driven by a decrease in amortization and a reduction in royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

Esports segment cost of revenues represented 4.0% and 9.1% of our total 2025 and 2024 cost of revenues, respectively, decreasing by $0.2 million, or 71.8%, when compared to the prior year. The decrease in Esports segment cost of revenues was primarily driven by a decrease in amortization of our Le Mans license.

Gross Profit (Loss)

	For the Year Ended December 31,		Change
	2025	2024	$	%
Gross Profit (Loss):
Gaming	$9,287,758	$5,756,827	$3,530,931	61.3%
Esports	(83,170)	(295,115)	211,945	(71.8)%
Total Gross Profit	$9,204,588	$5,461,712	$3,742,876	68.5%

Gaming – Gross Profit Margin	82.2%	66.3%
Esports – Gross Profit Margin	NM	NM
Total Gross Profit Margin	81.5%	62.9%

NM = not meaningful

Consolidated gross profit was $9.2 million and $5.5 million for 2025 and 2024, respectively, an increase of $3.8 million, or 68.5%, when compared to the prior year. Total gross profit margin was 81.5% in 2025, compared to 62.9% in 2024. The increase in our Gaming segment gross profit of $3.5 million, and an increase in gross profit margin, was primarily due to higher revenues and a reduction in amortization and royalty payments, mainly related to our NASCAR titles as a direct result of no significant game sales for the franchise in 2025 compared to the prior period.

As explained above, we did not organize an LMVS event in 2025 or 2024.

Operating Expenses

	For the Year Ended December 31,		Change
	2025	2024	$	%
Operating Expenses:
Sales and marketing	$624,623	$739,098	$(114,475)	(15.5)%
Development	1,760,183	3,378,346	(1,618,163)	(47.9)%
General and administrative	5,132,434	6,883,468	(1,751,034)	(25.4)%
Depreciation and amortization	47,045	208,652	(161,607)	(77.5)%
Total Operating Expenses	$7,564,285	$11,209,564	$(3,645,279)	(32.5)%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.6 million and $0.7 million for 2025 and 2024, respectively, representing a $0.1 million, or 15.5% decrease when compared to the prior year. The reduction in sales and marketing expenses was primarily driven by a $0.1 million reduction in payroll and employee-related expense as a result of lower headcount, when compared to the prior year.

Development

Development expenses were $1.8 million and $3.4 million for 2025 and 2024, respectively, representing a decrease of $1.6 million, or 47.9%, when compared to the prior year. The reduction in development expense was primarily driven by a $1.1 million capitalization of development costs in 2025, as well as a $0.4 million decrease in external development services, when compared to the prior year. Development expenses in 2024 were charged to expense because technological feasibility was not reached. Once technological feasibility was reached in 2025, relevant development costs were capitalized and amortized to cost of revenue over the estimated lives of the products.

General and Administrative

General and administrative (“G&A”) expenses were $5.1 million and $6.9 million for 2025 and 2024, respectively, a decrease of $1.8 million, or 25.4%, when compared to the prior year. The reduction in G&A expense was primarily driven by a $2.1 million decrease in legal and professional fees from the settlement of litigation-related matters, a $0.4 million reduction in insurance costs, and a $0.2 million decrease in severance costs and filing and compliance fees, respectively, offset by a $0.6 million increase in stock-based compensation due to the increase in fair value related to the increase in our stock price and a $0.1 million increase in board of director fees, when compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expenses were $0.1 million and $0.2 million for 2025 and 2024, respectively, representing a decrease of $0.1 million or 77.5%, when compared to the prior year. The decrease was primarily due to some fixed assets being fully depreciated in 2024.

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

Other Operating Income

Other operating income was $1.6 million for 2025, compared to $0.8 million for 2024, an increase of $0.8 million compared to the prior period. Other operating income of $1.6 million for 2025 primarily includes $0.8 million from the Wesco Insurance Company settlement, $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. (now known as Innovate 2) and $0.3 million related to discounts negotiated on a few outstanding vendor invoices. Other operating income of $0.8 million for 2024 is comprised of $0.5 million related to the sale of our NASCAR License to iRacing in October 2023 and a $0.3 million gain from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024.

Interest Expense, Net

Interest expense was approximately $19,000 and $121,000 for 2025 and 2024, respectively. Interest expense primarily relates to non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 from Luminis International B.V. and Technology In Business B.V. (collectively, the “Sellers”) in April 2021. In February 2025, we entered into a Settlement Agreement with the Sellers pursuant to which certain interest expenses relating to amounts owed to the Sellers for the acquisition of Studio397 were not incurred after February 2025.

Other (Expense) Income, net

Other income, net was $3.4 million for 2025, compared to other expense of $1.2 million for 2024, an increase of $4.6 million compared to the prior year. Other income, net of $3.4 million for 2025 was primarily comprised of $3.2 million in foreign currency gains arising from remeasuring transactions denominated in a currency and a $0.2 million gain from the Settlement Agreement entered into with Luminis on February 20, 2025. Other expense, net of $1.2 million for 2024 was primarily comprised of $1.3 million in foreign currency losses arising from remeasuring transactions denominated in a currency other than U.S. dollars, offset by $0.1 million in rental income.

Provision for Income Taxes

Provision for income taxes of $0.2 million for 2025 was driven by operating activity related to our Le Mans Ultimate racing title.

Other Comprehensive Income (Loss)

Other comprehensive loss was $2.7 million for 2025, compared to other comprehensive income of $1.1 million for 2024. The $3.8 million increase in other comprehensive loss was primarily due to activity in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was approximately $83,000 and $295,000 for 2025 and 2024, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture.

Liquidity and Capital Resources

Liquidity

After our IPO in 2021, we have financed our operations primarily through cash generated from operations, advances from Driven Lifestyle pursuant to the $12 million Line of Credit and sales of our equity securities. We have entered into a line of credit with Citibank N.A. that will provide us with up to an additional $3 million provided we meet the requirements for use of the line of credit.

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2025	2024

Cash and Cash Equivalents	$4,993,390	$859,271
Working Capital (Deficiency)	$4,221,682	$(2,225,300)

For the year ended December 31, 2025, we generated net income of $6.8 million and positive cash flows from operations of approximately $4.1 million. As of December 31, 2025, we had an accumulated deficit of $84.9 million and cash and cash equivalents of $5.0 million, which increased to $6.0 million as of February 28, 2026. We expect that our cash on hand will fund our operations for at least one year from the date the consolidated financial statements are issued. Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products and maintain existing titles, and certain capital expenditures.

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

Cash Flows From Operating Activities

Net cash provided by (used in) operating activities for the years ended December 31, 2025 and 2024 was $4.1 million and ($2.8) million, respectively. Net cash provided by operating activities in 2025 was due to increased profitability, $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. The net cash provided by operating activities for the year ended December 31, 2025 was primarily a result of our net income of $6.8 million, adjusted for net non-cash adjustments of $1.8 million and $0.9 million of cash used by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2024 was primarily a result of cash used to fund a net loss of $3.0 million, adjusted for net non-cash adjustments in the amount of $0.3 million and $0.1 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash (used in) provided by investing activities for the years ended December 31, 2025 and 2024 was approximately ($1.1) million and $1.2 million, respectively. The net cash used in investing activities during the year ended December 31, 2025 relates to capitalization of internally-developed software. Development expenses in 2024 were charged to expense because technological feasibility was not reached. Once technological feasibility was reached in 2025, relevant development costs were capitalized and amortized to cost of revenue over the estimated lives of the products. The net cash provided by investing activities during the year ended December 31, 2024 was primarily attributable to $1.0 million in proceeds from the sale of the Company’s NASCAR License and $0.2 million from the sale of Traxion, which was our motorsport and racing games community content platform, in April 2024.

Cash Flows From Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 and 2024 was $1.1 million and $0.8 million, respectively. Cash flows provided by financing activities during the year ended December 31, 2025 were primarily attributable to $2.3 million raised in connection with shares sold in a private placement offering in April 2025, offset by a $0.8 million payment for purchase commitments and $0.4 million for payment on notes payable. Cash flows provided by financing activities for the year ended December 31, 2024 were primarily attributable to $0.9 million raised in connection with shares sold in our registered direct offering, offset by a $0.1 million payment for purchase commitments.

Lines of Credit

On April 1, 2020, we entered into a promissory note (the “$12 million Line of Credit”) with an affiliated entity, Driven Lifestyle, that provided us with a line of credit of up to $10 million (which was subsequently increased to $12 million pursuant to an amendment executed in November 2020) at an interest rate of 10% per annum, the availability of which was dependent on Driven Lifestyle’s available liquidity. The $12 million Line of Credit did not have a stated maturity date and was payable upon demand at any time at the sole and absolute discretion of Driven Lifestyle, and any principal and accrued interest owed would be accelerated and become immediately payable in the event we consummated certain corporate events, such as a capital reorganization. We were permitted to prepay the $12 million Line of Credit in whole or in part at any time or from time to time without penalty or charge. On November 5, 2025, we terminated the $12 million Line of Credit Agreement pursuant to a Loan Termination Agreement with Driven Lifestyle. Prior to this termination, we believed that there was a substantial likelihood that Driven Lifestyle would not fulfill any future borrowing requests, and therefore did not view the $12 million Line of Credit as a viable source for future liquidity needs. See Note 7 – Related Party Loans in our consolidated financial statements in this Report for further information. As of December 31, 2025, the balance due to Driven Lifestyle under the $12 million Line of Credit was $0.

On February 20, 2026, we entered into a business loan agreement (the “Credit Agreement”) with Citibank, N.A. (“Citibank”), pursuant to which Citibank provided us with a revolving line of credit of up to $3.0 million at an interest rate equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.250%, subject to increase upon an event of default. The Adjusted Term SOFR has a floor of 0.75%. The revolving line of credit is evidenced by a promissory note (the “Citibank Promissory Note”) that we issued to Citibank in the principal amount of up to $3.0 million. The Citibank Promissory Note has a stated maturity date of February 20, 2027. We also entered into a commercial security agreement pursuant to which we granted Citibank a lien on substantially all of our assets. The Credit Agreement includes certain affirmative covenants related to conducting our business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any liens or security interests on our assets. The Credit Agreement also contains events of default, including failure to make payments under the Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Note or any related document, defaults under other loans, extension of credit or security agreement and any change in our ownership of twenty five percent (25%) or more of our common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable.

Other Financing Activity

On July 29, 2024, we completed a registered direct offering and a concurrent private placement (the “July 2024 Offerings”) with certain investors, which raised approximately $1.0 million in gross proceeds (the “$1.0 million RDO”) before deducting $0.1 million in placement agent’s fees and other offering expenses. In connection with the $1.0 million RDO, we issued Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock. The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the July 2024 Offerings, and we issued to its designees warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation. As of the date of the filing of this Annual Report on Form 10-K, the exercise of the Purchase Warrants and Placement Agent Warrants have not been approved by stockholders.

On April 11, 2025, we entered into securities purchase agreements (the “April Purchase Agreements”) with several institutional and accredited investors for the issuance and sale in the April Private Placement of the following securities for gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of our Class A common stock and (ii) a pre-funded warrant (the “April Pre-Funded Warrant”) to purchase up to 377,836 shares of our Class A common stock at an exercise price of $0.0001 per share. The purchase price for one share of Class A common stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. We received net proceeds of approximately $2.35 million from the April Private Placement, after deducting offering expenses paid by us. The April Pre-Funded Warrant became exercisable commencing on May 29, 2025, and will not expire until exercised in full. The April Purchase Agreements provide that the purchasers have the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). The Right of First Refusal is effective commencing on May 29, 2025, until the first anniversary of the closing date of the April Private Placement.

The April Purchase Agreements provided that our board of directors (the “Board”) would appoint an individual designated by the purchasers that purchased at least 50.1% in interest of the shares of Class A common stock and pre-funded warrants issued in the April Private Placement based on the initial subscription amounts under the April Purchase Agreement to serve as a Class II director on the Board for a term expiring at our 2026 annual meeting of stockholders. In accordance with the foregoing, Mr. Guoquan (Paul) Huang was appointed to the Board effective as of April 16, 2025. The April Purchase Agreement further provides that the purchasers holding a 50.1% interest in the securities issued upon closing of the April Private Placement shall have the right to appoint an individual to our management team, subject to Board approval.

Capital Expenditures

The nature of our operations do not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of December 31, 2025.

Material Cash Requirements

As of December 31, 2025, we did not have any material cash requirements.

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

On February 20, 2025, we entered into a Settlement Agreement (the “Settlement Agreement”) with Technology In Business B.V. and Luminis International B.V. (“Luminis”), pursuant to which we agreed, among other things, to pay to Luminis an aggregate of $750,000 in full satisfaction of all amounts due relating to the purchase commitment for Studio397. As of December 31, 2025, all amounts due to Luminis under the Settlement Agreement have been paid.

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

Revenue Recognition - Determining and Allocating the Transaction Price

We determine the transaction price based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts and sales returns, which is estimated at the time of the transaction

Allocating the transaction price requires us to determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include historical internal pricing data and pricing data from competitors, to the extent the data is available. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.

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

Development Costs

Costs incurred internally in developing a software product to be marketed or sold to external users are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Technological feasibility for the Company’s software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products.

Financial Instruments – Stock Based Compensation

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative literature. This assessment, which requires the use of professional judgment, can be complex and subject to interpretation. The fair value of stock options is assessed at each reporting period (for liability warrants) based on the Black-Scholes model, which uses significant assumptions including risk-free interest rate, expected volatility, stock price and expect term. We generally determine expected volatility using a historical analysis of our stock price and adjusting for outliers which were determined to not reflect expected future outcomes.

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

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for the years ended December 31, 2025 and 2024).

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, a measure used by management to assess our operating performance, is defined as EBITDA, which is net income (loss) plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) gain from sale of gaming licenses; (iii) impairment of intangible assets; (iv) loss contingency expense; and (v) stock-based compensation expenses.

Adjusted EBITDA (the “Non-GAAP Measure”) is not a financial measure defined by U.S. GAAP. Reconciliations of the Non-GAAP Measure to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with U.S. GAAP, are presented in the tables below. We use the Non-GAAP Measure to manage our business and evaluate our financial performance, as Adjusted EBITDA eliminates items that affect comparability between periods that we believe are not representative of our core ongoing operating business. Additionally, we believe that using the Non-GAAP Measure is useful to our investors because it enhances investors’ understanding and assessment of our normalized operating performance and facilitates comparisons to prior periods and our competitors’ results (who may define Adjusted EBITDA differently).

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

The following table provides a reconciliation from net income (loss) to Adjusted EBITDA for the respective periods presented:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net income (loss)	$6,844,897	$(3,048,071)
Interest expense, net	18,786	120,757
Depreciation and amortization (1)	1,122,159	2,589,437
EBITDA	7,985,842	(337,877)
Gain from settlement of license liabilities	-	(3,248,000)
Gain on sale of NASCAR License	-	(500,000)
Gain from settlement of purchase commitment	(175,460)	-
Gain from Settlement Agreement	(500,000)	-
Gain from Wesco Settlement Agreement	(800,000)	-
Stock-based compensation	789,352	152,959
Adjusted EBITDA	$7,299,734	$(3,932,918)

(1)	Includes $1,075,114 and $2,380,785 of amortization expenses included in cost of revenues for the years ended December 31, 2025 and 2024, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Motorsport Games Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorsport Games Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

March 10, 2026

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

Assets

Current assets:
Cash and cash equivalents	$4,993,390	$859,271
Accounts receivable, net	2,243,619	1,446,990
Prepaid expenses and other current assets	350,487	490,221
Total Current Assets	7,587,496	2,796,482
Property and equipment, net	32,853	55,437
Operating lease right of use assets	22,710	51,004
Deferred tax asset	492,934	-
Other non-current assets	60,530	-
Intangible assets, net	3,771,543	3,365,298
Total Assets	$11,968,066	$6,268,221

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$918,280	$2,976,211
Accrued expenses and other current liabilities	1,293,206	679,600
Deferred revenue	1,133,382	390,463
Due to related parties	3,371	26,211
Purchase commitments	-	918,198
Operating lease liabilities (current)	17,575	31,099
Total Current Liabilities	3,365,814	5,021,782
Operating lease liabilities (non-current)	-	16,309
Deferred tax liability	222,833	-
Other non-current liabilities	798,188	4,128
Total Liabilities	4,386,835	5,042,219

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of December 31, 2025 and 2024	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 shares; 5,078,450 and 3,183,558 shares issued and outstanding as of December 31, 2025 and 2024, respectively	504	315
Class B common stock, $0.0001 par value; authorized 7,000,000 shares; 700,000 shares issued and outstanding as of December 31, 2025 and 2024	70	70
Additional paid-in capital	95,213,629	92,960,275
Accumulated deficit	(84,861,901)	(91,789,968)
Accumulated other comprehensive loss	(3,576,620)	(674,434)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	6,775,682	496,258
Non-controlling interest	805,549	729,744
Total Stockholders’ Equity	7,581,231	1,226,002
Total Liabilities and Stockholders’ Equity	$11,968,066	$6,268,221

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
Revenues [1]	$11,297,898	$8,687,462
Cost of revenues	2,093,310	3,225,750
Gross profit	9,204,588	5,461,712

Operating expenses:
Sales and marketing	624,623	739,098
Development	1,760,183	3,378,346
General and administrative [2]	5,132,434	6,883,468
Depreciation and amortization	47,045	208,652
Total operating expenses	7,564,285	11,209,564
Gain from settlement of license liabilities	-	3,248,000
Other operating income	1,608,497	750,000
Income (loss) from operations	3,248,800	(1,749,852)
Interest expense, net	(18,786)	(120,757)
Other income (expense), net	3,369,625	(1,177,462)
Income (loss) before provision for income taxes	6,599,639	(3,048,071)
Provision for income taxes	(245,258)	-
Net income (loss)	6,844,897	(3,048,071)
Less: Net loss attributable to non-controlling interest	(83,170)	(295,115)
Net income (loss) attributable to Motorsport Games Inc.	$6,928,067	$(2,752,956)

Net income (loss) per Class A common share attributable to Motorsport Games Inc.:
Basic and diluted	$1.43	$(0.94)
Weighted-average shares of Class A common stock outstanding:
Basic and diluted	4,840,656	2,922,091

[1]	Includes related party revenues of $26,850 and $0 for the years ended December 31, 2025 and 2024, respectively.

[2]	Includes related party expenses of $87,000 and $226,272 for the years ended December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2025	2024
Net income (loss)	$6,844,897	$(3,048,071)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,743,211)	1,147,359
Comprehensive income (loss)	4,101,686	(1,900,712)
Comprehensive income (loss) attributable to non-controlling interests	75,805	(323,538)
Comprehensive income (loss) attributable to Motorsport Games Inc.	$4,025,881	$(1,577,174)

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total-Stockholders’ Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balances - January 1, 2024	2,722,728	$269	700,000	$70	$91,923,311	$(89,037,012)	$(1,850,216)	$1,036,422	$1,053,282	$2,089,704
Issuance of common stock, net	460,830	46	-	-	884,005	-	-	884,051	-	884,051
Stock-based compensation	-	-	-	-	152,959	-	-	152,959	-	152,959
Other comprehensive income (loss)	-	-	-	-	-	-	1,175,782	1,175,782	(28,423)	1,147,359
Net loss	-	-	-	-	-	(2,752,956)	-	(2,752,956)	(295,115)	(3,048,071)
Balances - December 31, 2024	3,183,558	$315	700,000	$70	$92,960,275	$(91,789,968)	$(674,434)	$496,258	$729,744	$1,226,002
Issuance of common stock, net	1,894,892	189	-	-	2,253,354	-	-	2,253,543	-	2,253,543
Other comprehensive income (loss)	-	-	-	-	-	-	(2,902,186)	(2,902,186)	158,975	(2,743,211)
Net income (loss)	-	-	-	-	-	6,928,067	-	6,928,067	(83,170)	6,844,897
Balances at December 31, 2025	5,078,450	$504	700,000	$70	$95,213,629	$(84,861,901)	$(3,576,620)	$6,775,682	$805,549	$7,581,231

The accompanying notes are an integral part of these consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,844,897	$(3,048,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Traxion	-	(250,000)
Gain from settlement of license liabilities	-	(3,248,000)
Gain from settlement of purchase commitment liabilities	(175,460)	-
Loss on disposal of property and equipment	-	2,946
Deferred income taxes	(270,101)	-
Gain on sale of NASCAR License	-	(500,000)
(Gain) loss on foreign currency exchange rates	(3,334,533)	1,325,673
Depreciation and amortization	1,122,159	2,589,437
Purchase commitment and license liability interest accretion	7,262	86,660
Non-cash lease expense	30,317	148,713
Stock-based compensation	789,352	152,959
Changes in the fair value of warrants	4,708	(26,970)
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts receivable	(676,422)	(718,463)
Operating lease liabilities	(31,639)	(151,266)
Prepaid expenses and other assets	537,255	166,627
Accounts payable	(2,098,718)	2,167,498
Due to related parties	(24,088)	(52,041)
Deferred revenue	689,424	(119,618)
Accrued expenses and other liabilities	658,646	(1,364,230)
Net cash provided by (used) in operating activities	$4,073,059	$(2,838,146)

Cash flows from investing activities:
Proceeds from sale of NASCAR License	-	1,000,000
Investment in internally-developed software	(1,110,751)	-
Proceeds from the sale of property and equipment	-	6,500
Proceeds from the sale of Traxion	-	200,000
Purchase of property and equipment	(12,067)	(25,015)
Net cash (used in) provided by investing activities	$(1,122,818)	$1,181,485

Cash flows from financing activities:
Repayments of purchase commitment liabilities	(750,000)	(50,000)
Equity issuance costs	(96,268)	-
Payments on notes payable	(440,171)	-
Issuance of common stock from registered direct offerings, net	2,349,811	884,051
Net cash provided by financing activities	$1,063,372	$834,051

Effect of exchange rate changes on cash and cash equivalents	120,506	6,671

Net increase (decrease) in cash and cash equivalents	4,134,119	(815,939)

Total cash and cash equivalents at beginning of the year	$859,271	$1,675,210

Total cash and cash equivalents at the end of the year	$4,993,390	$859,271

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$11,785	$34,097
Taxes	3,702	-
Issuance of note payable for payment of prepaid expenses	489,329	-

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

Risks and Uncertainties

Liquidity

The Company generated net income of $6.8 million and positive cash flows from operations of $4.1 million for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $84.9 million and cash and cash equivalents of $5.0 million, which increased to $6.0 million as of February 28, 2026.

For the year ended December 31, 2025, the Company generated an average positive cash flow from operations of approximately $0.3 million per month that was primarily due to increased profitability, $0.8 million from the Wesco Insurance Company settlement in June 2025 and $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. in March 2025. Furthermore, the Company raised $2.3 million in connection with shares sold in a private placement offering in April 2025. As such, the Company expects that its cash on hand will fund its operations for at least one year from the date the consolidated financial statements are issued.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these consolidated financial statements. Deferred revenue is now separately presented from accrued expenses and other current liabilities on the accompanying consolidated balance sheets and statements of cash flows. These reclassifications had no effect on the prior year’s net loss.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the creditworthiness of the financial institutions. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in foreign bank accounts were approximately $3.5 million and $0.2 million as of December 31, 2025 and 2024, respectively.

Accounts Receivable

Accounts receivables are carried at their contractual amounts, net of expected credit losses, if any. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based on an assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of December 31, 2025 and 2024, the Company determined that the vast majority of its accounts receivable were fully collectible and, accordingly, did not record a material allowance for credit losses.

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

Amortization of the Company’s finite-lived intangible assets has historically been computed using the following useful lives:

Intangible Asset	Useful Life
License agreements	1 - 20 years
Software	6 - 10 years
Development costs	3 - 5 years

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

Revenue Recognition

The Company historically generated revenue primarily through the sale of its digital video game titles, including extra content, principally for the console, PC and mobile platforms. Starting in December 2024, the Company started offering a subscription service via RaceControl, its matchmaking and online racing platform. In addition, the Company generates additional revenues through its esports activities including sponsorships and participation fees. The Company’s product and service offerings include, but are not limited to the following:

1.	Premium full games – full games with both online and offline functionality (“Games with Services”), which generally includes (1) the initial game delivered digitally or via physical disc at the time of sale and typically provide access to offline core game content (“software license”); (2) updates on a when-and-if-available basis, such as software patches or updates, and/or additional free content to be delivered in the future (“future update rights”); and (3) a hosted connection for online playability (“online hosting”);

2.	In-game content –Downloadable extra content that is accessible by users on either console or PC platforms, which allows consumers to enhance their gameplay experience;

3.	Esports competition events - Hosting of online esports competitions that generate participation fees and sponsorship revenues;

4.	Software development – Providing outsourced code and content development services; and

5.	Subscriptions - matchmaking and online racing platform offered via RaceControl.

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

Revenues from product sales are recognized after deducting allowances for returns, which are considered to be variable consideration for the purposes of estimating revenue to recognize.

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

The milestones set within the software development cycle are not considered to be separately identifiable or distinct from the final product. Revenue related to software development is recognized at the point in time the Company delivers, and the customer takes possession of the final product. Revenue associated with the license, maintenance, training, and support services are recognized over the life of the agreement for such services.

The following table summarizes revenue recognized under ASC 606 in the consolidated statements of operations:

	For the Year Ended December 31,
	2025	2024
Revenues:
Digital game sales	$4,473,211	$5,620,642
In-game revenues	4,970,122	2,206,899
Esports	-	-
Subscriptions	1,131,031	18,880
Software development	506,653	376,942
Other	216,881	464,099
Total Revenues	$11,297,898	$8,687,462

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

Determining the Transaction Price. The transaction price is determined based on the consideration that the Company will be entitled to receive in exchange for transferring its goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts and sales returns, which is estimated at the time of the transaction.

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

Principal Versus Agent Considerations

The Company evaluates sales to end customers of its full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Steam, Genba, Sony’s PlayStation Store, Nintendo’s eShop, Apple’s App Store, Steam and Google’s Play Store, to determine whether the Company is acting as the principal or agent in the sale to the end customer. Key indicators that the Company evaluates in determining gross versus net treatment include but are not limited to the following:

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

Advertising Costs

The Company generally expenses advertising costs as incurred, with the exception of non-direct advertising campaign costs that are paid for in advance. Prepaid non-direct advertising costs are recognized as prepaid assets and expensed at the start of the advertising campaign, included in “Sales and marketing” in the consolidated statement of operations. The Company incurred $0.1 million in advertising costs for the years ended December 31, 2025 and 2024, respectively.

Development Costs

Development costs include employees and third-party development and programming costs and the depreciation and amortization of assets used to conduct research and development. Such costs related to software development are charged to expense until the point that technological feasibility is reached, which for our software products is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. Development expenses for downloadable content and new content in 2024 were charged to expense because technological feasibility was not reached. Once technological feasibility was reached in 2025, relevant development costs were capitalized and amortized to cost of revenue over the estimated lives of the products.

Deferred Revenue

The Company’s deferred revenue, or contract liability, is classified as current and is included within accrued expenses and other current liabilities on the consolidated balance sheets (Also refer Note 6 – Accrued Expenses and Other Current Liabilities). Revenues for prepaid downloadable content season passes and prepaids collected in advance of the Company’s esports events is recorded as deferred revenue until the event occurs. Revenues from subscription arrangements are recognized ratably over the subscription term as the performance obligation is satisfied. Development and coding revenues are also recorded as deferred revenue until the Company’s performance obligation is performed.

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Subtopic 718, Stock Compensation (“ASC 718”). The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date, using the Black-Scholes option pricing model. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares. Stock-based compensation is adjusted for any forfeitures, which are accounted for on an as occurred basis. For stock options that are due to be awarded but for which the Company does not have any options available for grant under the Motorsport Games Inc. 2021 Equity Incentive Plan, we account for these option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares to be granted. As of December 31, 2025, the Company recorded $789,352 of stock compensation expense related to liability-classified awards, which are recorded in other non-current liabilities on the accompanying consolidated balance sheets.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Stock options (1)	96,828	97,366
Warrants (2)	33,574	33,574
	130,402	130,940

(1)	Represents all outstanding stock options as of December 31, 2025 and 2024. The weighted average exercise price for anti-dilutive options was $61.76 for the year ended December 31, 2025.
(2)	Represents all outstanding warrants as of December 31, 2025 and 2024, excluding the Pre-Funded Warrant. The exercise price for the warrants range from $21.74 to $29.38.

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of December 31, 2025, the Outstanding Warrants have not been approved by stockholders.

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

The Company recorded a net transaction gain of $3.3 million for the year ended December 31, 2025 and a net transaction loss of $1.3 million for the year ended December 31, 2024. Such amounts have been classified within other income (expense) in the accompanying consolidated statements of operations.

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

On January 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This adoption did not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning with the year ending December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is currently evaluating the timing and method of its adoption of ASU 2024-03.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05), which introduced a practical expedient to simplify how entities estimate credit losses on short-term receivables and contract assets under the Current Expected Credit Losses model. ASU 2025-05 will be effective for annual periods starting after December15, 2025, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the timing and method of its adoption of ASU 2025-05.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following balances as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Furniture and fixtures	$19,073	$17,906
Computer software and equipment	770,852	697,473
Leasehold improvements	178,009	162,180
	967,934	877,559
Less: accumulated depreciation	(935,081)	(822,122)
Property and equipment, net	$32,853	$55,437

Depreciation expense was $0.1 million and $0.2 million for each of the years ended December 31, 2025 and 2024, respectively.

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

The following is a summary of intangible assets as of December 31, 2025 and 2024:

	Licensing Agreements (Finite)	Software (Finite)	Distribution Contracts (Finite)	Trade Names (Indefinite)	Non-Compete Agreement (Finite)	Accumulated Amortization	Total
Balance as of January 1, 2024	$2,401,681	$8,115,937	$560,000	223,194	180,266	(5,685,271)	5,795,807
Amortization	-	-	-	-	-	(2,381,170)	(2,381,170)
Foreign currency translation adjustment	(19,938)	(139,869)	-	(21,225)	(10,044)	141,737	(49,339)
Balance as of December 31, 2024	2,381,743	$7,976,068	$560,000	$201,969	$170,222	$(7,924,704)	$3,365,298
Amortization	-	-	-	-	-	(1,075,114)	(1,075,114)
Gaming software additions	-	1,110,751	-	-	-	-	1,110,751
Disposal of intangible assets	(906,167)	(2,340,000)	(560,000)	-	(170,222)	3,976,389	-
Foreign currency translation adjustment	187,931	702,213	-	17,547	-	(537,083)	370,608
Balance as of December 31, 2025	$1,663,507	$7,449,032	$-	$219,516	$-	$(5,560,512)	$3,771,543
Weighted average remaining amortization period at December 31, 2025	15.2	4.2	-	-	-	-	-

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements	Software	Distribution Contracts	Non-Compete Agreement	Accumulated Amortization
Balance as of January 1, 2024	$298,538	4,646,467	560,000	180,266	5,685,271
Amortization expense	902,744	1,478,426	-	-	2,381,170
Foreign currency translation adjustment	-	(131,693)	-	(10,044)	(141,737)
Balance as of December 31, 2024	1,201,282	$5,993,200	$560,000	$170,222	$7,924,704
Amortization expense	83,171	991,943	-	-	1,075,114
Disposal of intangible assets	(906,167)	(2,340,000)	(560,000)	(170,222)	(3,976,389)
Foreign currency translation adjustment	37,593	499,490	-	-	537,083
Balance as of December 31, 2025	$415,879	$5,144,633	$-	$-	$5,560,512

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter, excluding future amortization on non-amortizing finite-lived intangible assets of $0.2 million, is as follows:

For the Years Ending December 31,	Total
2026	$1,366,173
2027	562,409
2028	438,069
2029	199,158
2030	171,721
Thereafter	814,497
$3,552,027

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

The Company’s operating leases have been presented in operating lease right of use assets, operating lease liabilities (current) and operating lease liabilities (non-current), on the Company’s consolidated balance sheets as of December 31, 2025. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Consolidated Statement of Operations Classification	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Short-term operating lease expense	G&A	$12,928	$63,854
Operating lease expense	G&A	45,273	124,548
Total lease costs		$58,201	$188,402

Weighted average remaining lease terms and weighted average discount rates are as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (years)	0.67	1.67
Weighted-average discount rate - operating leases	7.7%	7.7%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$53,498	$154,377

As of December 31, 2025, maturities related to lease liabilities were as follows:

Operating Leases
2026	$17,575
Total lease payments	$17,575
Less effects of imputed interest	(296)
Present value of lease liabilities	$17,279

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2025	2024
Accrued royalties	$366,677	$148,006
Accrued professional fees	60,421	68,517
Accrued development costs	93,145	26,925
Accrued taxes	122,633	55,131
Accrued payroll	570,123	191,736
Loss contingency reserve (see Note 11)	-	41,764
Accrued other	80,207	147,521
Total	$1,293,206	$679,600

NOTE 7 – RELATED PARTY LOANS

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

There were no amounts outstanding on the $12 million Line of Credit as of December 31, 2024. On November 5, 2025, Driven Lifestyle and the Company terminated the $12 million Line of Credit Agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Party Revenue and Receivable - Pimax Innovation Co. Limited

In June 2025, the Company entered into a sponsorship arrangement with Pimax Innovation Co. Limited, an affiliate of a significant shareholder, which resulted in revenues worth approximately $25,000 for the Company’s activation event held in June 2025, and associated with the 24 Hours of Le Mans endurance race. In December 2025, the Company recorded approximately $1,850 worth of gaming revenues with Pimax Innovation Co. Limited. As of December 31, 2025, the Company had a receivable balance of approximately $7,000, which was recorded in accounts receivable, net on the accompanying consolidated balance sheet.

Other Related Party Transactions – Driven Lifestyle Group LLC

The Company had other related party receivables and payables outstanding as of December 31, 2025 and 2024. Specifically, the Company owed approximately $3,000 and $26,000 to its related parties as a related party payable as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, approximately $0.1 million and $0.2 million, respectively, was paid to related parties in settlement of related party payables.

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

Backoffice Services Agreement

On January 1, 2020, the Company entered into a three-year services agreement with Driven Lifestyle (the “Backoffice Services Agreement”), pursuant to which Driven Lifestyle provided exclusive legal, development and accounting services on a full-time basis to support the Company’s business functions. The Backoffice Services Agreement could be extended by mutual agreement and may be terminated by either party at any time. Pursuant to the Backoffice Services Agreement, the Company was required to pay monthly fees to Driven Lifestyle as follows: (i) $5,000 for legal services, (ii) $2,500 for accounting services and (iii) on an hourly, per use basis, from $15 to $30 per hour for development services.

On March 23, 2023 (but effective as of January 1, 2023), the Company entered into a new Backoffice Services Agreement with Driven Lifestyle (the “New Backoffice Services Agreement”), following the expiration of the Services Agreement. Pursuant to the New Backoffice Services Agreement, the Company was required to pay a monthly fee to Driven Lifestyle of $17,500.

On August 8, 2024 (but effective as of July 1, 2024), the Company amended the Backoffice Services Agreement with Driven Lifestyle (the “Amended Backoffice Services Agreement”). Pursuant to the Amended Backoffice Services Agreement, the Company was required to pay a monthly fee to Driven Lifestyle of $12,500.

On August 8, 2025 (but effective as of July 1, 2025), the Company revised its Amended Backoffice Services Agreement with Driven Lifestyle (the “Revised Backoffice Services Agreement”). Pursuant to the Revised Backoffice Services Agreement, Driven Lifestyle provided payroll, benefits, and human resource services to support the Company’s United States’ business functions. The term of the Revised Backoffice Services Agreement was 12 months from the effective date. The term would automatically renew for successive 12-month terms unless either party provided written notice of nonrenewal at least 30 days prior to the end of the then current term. The Revised Backoffice Services Agreement could be terminated by either party at any time with 60 days prior notice. Pursuant to the Revised Backoffice Services Agreement, the Company was required to pay a monthly fee to Driven Lifestyle of $5,000 for July and August 2025 for office rent, use of Driven Lifestyle’s accounting system and U.S. payroll services, and starting on September 1, 2025, a revised monthly fee to Driven Lifestyle of $500 for U.S. payroll services only.

On December 31, 2025, Driven Lifestyle and the Company terminated the Revised Backoffice Services Agreement.

For the years ended December 31, 2025 and 2024, the Company incurred $87,000 and $226,272, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the consolidated statements of operations.

NOTE 9 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of December 31, 2025, the Company had 5,078,450 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one-vote and ten-votes, respectively, for each share held on all matters submitted to a vote of stockholders.

704Games Warrants

As of December 31, 2025 and 2024, 704Games LLC (“704Games”), a wholly-owned subsidiary of Motorsport Games Inc., has outstanding 10-year warrants to purchase 4,000 shares of common stock at an exercise price of $93.03 per share that were issued on October 2, 2015. As of December 31, 2025, the warrants expired unexercised.

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

As of December 31, 2025 and 2024, the Wainwright Warrants were assessed to have a fair value of approximately $9,000 and 4,000, respectively, and deemed to be liability-classified awards, which were recorded within other non-current liabilities on the consolidated balance sheets.

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

July 2024 Securities Purchase Agreement

On July 26, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 351,928 shares (the “Shares”) of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 108,902 shares of Class A common stock, and (iii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock (the “July 2024 Offerings”). The Company raised approximately $1.0 million in gross proceeds from the July 2024 Offerings before deducting $0.1 million in placement agent’s fees and other offering expenses, which the Company is using for working capital and general corporate purposes. The Pre-Funded Warrants were exercised on August 13, 2024.

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

The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. The Purchase Warrants and the Warrant Shares are not being registered under the Securities Act pursuant to the Registration Statement and the Prospectus Supplement. The Purchase Warrants and the Warrant Shares were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of December 31, 2025, the Purchase Warrants had not been approved by stockholders.

On July 29, 2024, the Company completed the July 2024 Offerings with H.C. Wainwright & Co., LLC acting as the exclusive placement agent for the transaction (the “Agent”). In connection with the July 2024 Offerings, the Company paid the Agent a transaction fee equal to 7.0% of the aggregate gross proceeds from the offering, non-accountable expenses and certain other closing fees. The Company also issued to the designees of H.C. Wainwright & Co., LLC warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation for acting as placement agent in connection with the Purchase Agreement. The Placement Agent Warrants were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. As of December 31, 2025, the Placement Agent Warrants had not been approved by stockholders.

The Purchase Warrants and Placement Agent Warrants are deemed to be liability-classified awards with an immaterial balance as of December 31, 2025.

Common Stock and Pre Funded Warrant

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in the Private Placement of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A common stock, par value $0.0001 and (ii) the Pre-Funded Warrant to purchase up to 377,836 shares of Class A common stock at an exercise price of $0.0001 per share (the “Pre-Funded Warrant”). The purchase price for one share of Class A common stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. The Company received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by the Company. As of December 31, 2025, the Pre-Funded Warrant has not been exercised.

NOTE 10 – SHARE-BASED COMPENSATION

Summary of Plans and Plan Activity

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of December 31, 2025, there were no shares of Class A common stock available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company did not issue stock options under its MSGM 2021 Stock Plan during the year ended December 31, 2025. As of December 31, 2025, there were 96,828 options outstanding under the MSGM 2021 Stock Plan with a weighted average exercise price of $61.76. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

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

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility:

For the Year Ended December 31, 2024
Risk-free interest rate	4.15%
Expected volatility	82 -105%
Weighted-average volatility	100%
Expected term	5.25 years
Expected dividends	None
Weighted-average grant date fair value per share	$0.92

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility for liability-classified stock options:

As of December 31, 2025
Risk-free interest rate	3.73%
Expected volatility	90 - 160%
Weighted-average volatility	115%
Expected term	4 - 5.48 years
Expected dividends	None
Weighted-average grant date fair value per share	$2.73

Stock Options

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2024:

	Options	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	74,765	$20.68
Granted	46,000	2.57
Exercised	-	-
Forfeited, cancelled or expired	(23,399)	19.90
Outstanding as of December 31, 2024	97,366	$61.83	7.90	$-
Vested and expected to vest	97,366	$61.83	7.90	$-
Exercisable as of December 31, 2024	91,590	$152.27	6.55	$-

The following table summarizes the Company’s stock option activity for the fiscal year ended December 31, 2025:

	Options	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	97,366	$61.83	7.90
Granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	(538)	73.82
Outstanding as of December 31, 2025	96,828	$61.76	6.90	$27,830
Vested and expected to vest	96,828	$61.76	6.90	$27,830
Exercisable as of December 31, 2025	91,052	$146.87	5.55	$27,830

On January 26, 2024, the compensation committee of the board of directors of the Company approved and authorized the grant of an option award to purchase 46,000 shares of the Company’s Class A common stock to Stephen Hood, the Chief Executive Officer and President of the Company, pursuant to the MSGM 2021 Stock Plan. 11,500 shares underlying the option award vested immediately upon grant and the remaining 34,500 shares underlying the option award vested in three equal quarterly installments beginning on April 26, 2024. As of December 31, 2025, 46,000 shares of the Company’s Class A common stock granted to Stephen Hood on January 26, 2024, had vested.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price as of December 31, 2025 and 2024, which would have been received by the option holders had all the option holders exercised their options as of those dates. There were no stock options exercised during the years ended December 31, 2025, and 2024. The Company issues new Class A common stock from its authorized shares upon the exercise of stock options.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from equity awards included in the Company’s consolidated statements of operations:

	For the Year Ended December 31,
	2025	2024
General and administrative	$789,352	$147,071
Sales and marketing	-	1,831
Development	-	4,057
Stock-based compensation expense	$789,352	$152,959

As of December 31, 2025, there was no unrecognized stock-based compensation expense.

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

On January 11, 2023, in connection with the HC2 and Continental Complaint, the Company, along with other defendants, entered into a settlement agreement with one of the plaintiffs, Continental, to settle the claims made by Continental against the defendants and the claims made by the defendants against Continental. Under the terms of the settlement agreement, the Company was obligated to pay the sum of $1.1 million to Continental. The Company paid an initial payment of approximately $0.1 million on January 17, 2023, and was obligated to make payments of no less than approximately $40,000 every 30 days after the initial payment date until the settlement amount of $1.1 million was paid in full. As of December 31, 2025, all required payments under the settlement agreement with Continental have been made in full.

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

In respect of Innovate, on February 26, 2025, the U.S. District Court for the District of Delaware (the “Court”) granted the summary judgment motion filed by the Company and the other defendants, the Company’s former Chief Executive Officer and Executive Chairman, the Company’s former Chief Financial Officer, and the Manager of Driven Lifestyle Group LLC., in the case titled Innovate 2 Corp., Motorsport Games Inc., et al., No. 1:21-cv-165-SB. The judgment entered by the Court held in favor of the Company and the other defendants on all counts and also granted the Company summary judgment against Innovate on the Company’s claim for breach of the stock purchase agreement entered into between the parties. Pursuant to the Court order, the parties submitted a joint status report on March 12, 2025 regarding the remaining issues in the case, including Motorsport’s damages on its counterclaim. On March 27, 2025, the Company entered in a Settlement Agreement (the “Settlement Agreement”) regarding the HC2 and Continental Complaint and in which the Company asserted a breach of contract counterclaim against Innovate seeking damages for the Company’s attorneys’ fees and costs. Pursuant to the Settlement Agreement, Innovate agreed to pay the Company Five Hundred Thousand Dollars ($500,000), of which $300,000 was paid on March 31, 2025 (“Initial Payment”), $100,000 was paid on August 15, 2025 and $100,000 was paid on October 31, 2025. The Settlement Agreement provides that the parties caused all of their claims in the Action to be dismissed with prejudice within three (3) business days after receipt of the Initial Payment. The $500,000 gain from the Settlement Agreement is recorded as other operating income on the accompanying consolidated statements of operations. As of December 31, 2025, Innovate has paid the full amount to the Company under the terms of the Settlement Agreement.

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

On June 2, 2025 (the “Effective Date”), Wesco and Driven Lifestyle, which is the Company’s majority shareholder entered into a Settlement and Release Agreement (the “Wesco Settlement Agreement”), which provides that (1) within thirty (30) calendar days after the Effective Date, Wesco shall pay the sum of $800,000 to Driven Lifestyle for the benefit of the Company (the “Wesco Settlement Payment”) and (2) within ten (10) calendar days after the receipt of the Wesco Settlement Payment, Wesco and Driven Lifestyle shall file stipulations to dismiss the Wesco’s filed complaint with prejudice. The Wesco Settlement Agreement also provides for a release of claims by Wesco and Driven Lifestyle, including on behalf of their direct and indirect subsidiaries. As of December 31, 2025, Wesco has fully paid the $800,000 required under the terms of the Wesco Settlement Agreement, resulting in a gain of $800,000 recorded as other operating income on the accompanying consolidated statements of operations. On June 19, 2025, Wesco and Driven Lifestyle filed stipulations to dismiss Wesco’s filed complaint with prejudice, as required by the terms of the Wesco Settlement Agreement.

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the FIA World Endurance Championship (the “WEC”), as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9,391,000 USD as of December 31, 2025) as needed for development of the video game products, to be contributed on an as-needed basis during the term of the applicable license. As of December 31, 2025, the Company has funded approximately $8.8 million for such development. The Company is obligated to pay ACO an annual royalty payment beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 4 – Intangible Assets for additional information.

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, upon payment of the initial license fee, the Company was granted a nonexclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for its next generation of games.

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the years ended December 31, 2025 and 2024, Epic earned royalties of approximately $15,000 and $34,000 under the agreement. Pursuant to the terms of the agreement, the Company had the right to actively develop new or existing authorized products during a 5-year period, which ended on August 11, 2025.

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

On February 20, 2025, the Company entered into a Settlement Agreement with the Sellers, pursuant to which and subject to the satisfaction of the conditions to the effectiveness of the Luminis Settlement Agreement (as described below), the Company and the Sellers agreed that the Company will pay to the Sellers in full satisfaction of all amounts due, including the Deferred Payment, the sum of $750,000 payable to Luminis in five (5) equal installment payments of $150,000, commencing on March 5, 2025 and thereafter continuing on April 2, 2025, May 5, 2025, June 4, 2025 and July 3, 2025, which resulted in a gain of approximately $175,000 recorded as other income (expense), net on the accompanying consolidated statements of operations. The Luminis Settlement Agreement further provided that, upon receipt of the entire Settlement Payment by the Sellers, all amounts owed by the Company under the Studio397 Purchase Agreement, including the Deferred Payments, shall be deemed to have been paid and settled in full and the Sellers shall release their security interest in the pledged stock of Studio397, and if the Company fails to make any Settlement Payment when due and the breach is not cured within five (5) days of receipt of written notice thereof, the Agreement may be terminated by the Sellers. The final $150,000 payment was made by the Company to Luminis on July 2, 2025, which has resulted in full settlement of all amounts due to Luminis under the Settlement Agreement.

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

The components of income (loss) before provision for income taxes are as follows:

	2025	2024
Domestic	$(1,369,854)	$1,169,659
Foreign	7,969,493	(4,217,730)
Income before provision for income taxes	$6,599,639	$(3,048,071)

The provision for income taxes consists of the following:

	2025	2024
Current:
Federal	$21,610	$-
State	3,233	-
Foreign	-	-
Total current tax expense	24,843	-
Deferred:
Federal	-	-
State	-	-
Foreign	(270,101)	-
Total deferred tax (benefits) expense	(270,101)	-

Provision for income taxes	$(245,258)	$-

The cash paid for income taxes (net of refunds) during the year ended December 31, 2025 was as follows:

2025
Federal	$9,022
State and Local
California	857
Tennessee	(6,516)
North Carolina	339
Total income taxes paid, net of refunds	$3,702

The components of deferred tax assets and liabilities consist of the following at December 31, 2025 and 2024:

	2025	2024
Assets:
Net operating loss carryforwards	$14,299,432	$10,969,756
Stock options	951,817	989,741
Charitable contribution carryforward	-	21,169
Goodwill	743,159	1,043,533
Unrealized loss	-	457,919
Other intangible assets	6,064,511	8,274,403
Other assets	589,493	63,584
Total assets	22,648,412	21,820,105
Liabilities:
Unrealized gain	1,225,900	-
Right-of-use assets	5,155	14,829
Change in fair value of warrants	7,190	-
Total liabilities	1,238,245	14,829

Net asset before valuation allowance	21,410,167	21,805,276
Valuation allowance	(21,140,066)	(21,805,276)
Net deferred tax asset	$270,101	$-

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 2 – Summary of Significant Accounting Policies – Adoption of Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	2025
Federal statutory income tax expense	$1,385,924	21.0%
State income taxes, net of federal income tax effect (a)	2,554	0.0%
Effect of cross-border tax laws
Foreign disregarded entity income	502,594	7.6%
Change in valuation allowance	(477,752)	(7.2)%
Nondeductible Items
Noncontrolling interest adjustment	40,428	0.6%
Other	6,876	0.1%
Foreign tax effects
United Kingdom
Statutory tax rate difference between U.K. and U.S.	263,300	4.0%
Valuation allowance	(2,138,364)	(32.4)%
Australia
Statutory tax rate difference between Australia and U.S.	41,728	0.6%
Valuation allowance	(139,093)	(2.1)%
Other foreign jurisdictions	28,734	0.4%
Other
Adjustment to deferred balance	235,677	3.6%
Other	2,136	0.0%
Effective income tax rate	$(245,258)	(3.7)%

(a)	State taxes in Florida and California made up the majority (greater than 50 percent) of the tax effect in this category for all periods presented.

For comparison purposes, a reconciliation between the Company’s effective income tax rate and the federal statutory income tax rate for the year ended December 31, 2024 is as follows:

2024
Federal statutory income tax benefit	21.0%
State income taxes, net of federal income tax benefit	30.5%
Permanent differences and other	(0.1)%
Change in valuation allowance	(52.1)%
Effect of flow through entity	(6.4)%
Other adjustments	6.8%
Effective income tax rate	(0.3)%

At December 31, 2025, the Company had United States federal, state, and foreign net operating loss (“NOL”) carryforwards available to reduce future taxable income in the amount of $39.5 million, $39.7 million, and $13.6 million, respectively. All federal, state, and foreign net operating losses may be carried forward indefinitely. As a result of the 704 Games LLC acquisition during the 2018 tax year, certain pre-change federal and state net operating losses were limited under Section 382 of the Internal Revenue Code and were subject to a valuation allowance to the extent they are not expected to be realized in the foreseeable future.

In assessing whether the Company’s deferred tax assets will be realized, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the ability to generate future taxable income (including reversals of deferred tax liabilities) during periods in which temporary differences become deductible. A valuation allowance was recognized on all U.S. federal and state net deferred tax assets and certain foreign net deferred tax assets as of December 31, 2025, as management concluded that is not more likely than not that the Company will generate sufficient future income to utilize the NOL carryforward and realize the specified deferred tax assets.

The Company does not have any uncertain tax positions (“UTPs”) as of December 31, 2025. While the Company currently does not have any UTPs, it is foreseeable that the calculation of our tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company recognizes and includes interest and penalties accrued on uncertain tax positions as a component of income tax expense.

The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments. The Company is not currently under any income tax audits or examinations, however, the tax years 2022-2024 remain open for examination.

NOTE 13 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	For the Year Ended
	December 31,
Customer	2025	2024
Customer B	* %	21.2%
Customer C	* %	18.5%
Customer D	64.1%	46.4%
Customer H	21.4%	* %
Total	85.5%	86.1%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s accounts receivable as of:

	December 31 ,
Customer	2025	2024
Customer B	* %	16.8%
Customer C	* %	15.1%
Customer D	46.9%	45.2%
Customer H	29.5%	* %
Customer I	11.8%	* %
Customer J	10.2%	* %
Total	98.4%	77.1%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	For the Year Ended
	December 31,
Customer	2025	2024
Supplier G	11.0%	*	%

*	Less than 10%.

A reduction in sales from or loss of these customers or supplier, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 14 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services to be sold. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2025 and 2024 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s CODM has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

Segment operating profit is determined based upon internal performance measures used by the CODM. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including revenues, gross profit (loss) and income (loss) from operations. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

Segment information available with respect to these reportable business segments was as follows:

	For the Year Ended December 31,
	2025	2024
Revenues:
Gaming	$11,297,898	$8,687,462
Esports	-	-
Total Revenues	$11,297,898	$8,687,462

Cost of Revenues:
Gaming	$2,010,140	$2,930,635
Esports	83,170	295,115
Total Cost of Revenues	$2,093,310	$3,225,750

Gross Profit (Loss):
Gaming	$9,287,758	$5,756,827
Esports	(83,170)	(295,115)
Total Gross Profit	$9,204,588	$5,461,712

Sales and Marketing Expenses:
Gaming	$624,021	$662,610
Esports	602	76,488
Total Sales and Marketing Expenses	$624,623	$739,098

Development Expenses:
Gaming	$1,760,183	$3,378,346
Esports	-	-
Total Development Expenses	$1,760,183	$3,378,346

General and Administrative Expenses:
Gaming	$5,117,737	$6,848,568
Esports	14,697	34,900
Total General and Administrative Expenses	$5,132,434	$6,883,468

Depreciation and Amortization:
Gaming	$24,389	$165,495
Esports	22,656	43,157
Total Depreciation and Amortization	$47,045	$208,652

Gain from Settlement of License Liabilities and Other Operating Income
Gaming	$1,608,497	$3,998,000
Esports	-	-
Total from Settlement of License Liabilities and Other Operating Income	$1,608,497	$3,998,000

Income (Loss) From Operations
Gaming	$3,369,925	$(1,300,191)
Esports	(121,125)	(449,661)
Total Income (Loss) From Operations	$3,248,800	$(1,749,852)

Interest Expense, net:
Gaming	$(18,786)	$(120,177)
Esports	-	(580)
Total Interest Expense, net	$(18,786)	$(120,757)

Other Income (Expense), net
Gaming	$3,369,625	$(1,023,296)
Esports	-	(154,166)
Total Other Income (Expense), net	$3,369,625	$(1,177,462)

Provision for Income Taxes
Gaming	$(245,258)	$-
Esports	-	-
Total Provision for Income Taxes	$(245,258)	$-

Net Income (Loss):
Gaming	$6,966,022	$(2,443,664)
Esports	(121,125)	(604,407)
Total Net Income (Loss)	$6,844,897	$(3,048,071)

	December 31, 2025	December 31, 2024
Total Assets:
Gaming	$10,424,054	5,065,073
Esports	1,544,012	1,203,148
Total Assets	$11,968,066	$6,268,221

NOTE 15 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the consolidated financial statements or notes.

On February 20, 2026, the Company entered into a business loan agreement (the “Credit Agreement”) with Citibank, N.A. (“Citibank”), pursuant to which Citibank provided the Company with a revolving line of credit of up to $3.0 million at an interest rate equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.250%, subject to increase upon an event of default. The Adjusted Term SOFR has a floor of 0.75%. The revolving line of credit is evidenced by a promissory note (the “Citibank Promissory Note”) that the Company issued to Citibank in the principal amount of up to $3.0 million. The Citibank Promissory Note has a stated maturity date of February 20, 2027. The Company also entered into a commercial security agreement pursuant to which Citibank was granted a lien on substantially all of the Company’s assets. The Credit Agreement includes certain affirmative covenants related to conducting the Company’s business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any liens or security interests on the Company’s assets. The Credit Agreement also contains events of default, including failure to make payments under the Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Note or any related document, defaults under other loans, extension of credit or security agreement and any change in the Company’s ownership of twenty five percent (25%) or more of the Company’s common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

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

Our management, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded we did not maintain effective internal control over financial reporting as of December 31, 2025 because of the material weaknesses identified below.

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

The following material weaknesses were identified – (i) we did not design and maintain effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer. These material weaknesses could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

To date, we have taken and will continue to take the actions described below to remediate the identified material weaknesses. As the remediation efforts are ongoing, we will continue to evaluate and work to improve our internal control over financial reporting and may implement additional measures, or modify the remedial actions described below, as considered appropriate, to remediate the identified material weaknesses.

Steps taken to remediate the remaining material weaknesses include actions related to designing and maintaining effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities, and minimum documentation requirements for significant accounting positions and management estimates, including consideration of underlying assumptions and judgments, where applicable, that are used in the financial statement preparation and reporting process. In addition, the Company has engaged qualified risk advisory consultants, with experience in evaluating internal controls over financial reporting, to further assist with our remediation efforts by independently assessing our monitoring procedures and controls, verifying segregation of duties are appropriately considered, and through performing tests of internal controls, verifying reviews over certain complex accounting analyses and significant accounting positions are performed by an independent reviewer, with an appropriate level of accounting knowledge, training, and experience.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the fourth quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed within 120 days after our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Report are filed as a part of this Report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Motorsport Gaming US LLC	S-1/A	333-251501	2.1	1/11/21

2.2	Delaware Certificate of Conversion	S-1/A	333-251501	2.2	1/11/21

2.3	Florida Articles of Conversion	S-1/A	333-251501	2.3	1/11/21

2.4	Stock Purchase Agreement, dated August 14, 2018, by and between 704Games Company and Motorsport Gaming US LLC	S-1	333-251501	2.4	12/18/20

2.5	Plan of Merger, dated as of April 16, 2021, by and between 704Games Company and 704 Games LLC	8-K	001-39868	2.1	4/20/21

3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

3.3	Certificate of Merger of 704Games LLC	8-K	001-39868	3.1	4/20/21

4.1	Form of Class A Common Stock Certificate	S-1	333-251501	4.1	12/18/20

4.2	Description of Motorsport Games Inc.’s Securities Registered under Section 12 of the Exchange Act	10-K	001-39868	4.2	3/24/23

4.3	Form of Placement Agent Common Stock Purchase Warrant by and between Motorsport Games, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39868	4.1	2/2/23

4.4	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-39868	4.1	7/29/24

4.5	Form of Series A Common Stock Purchase Warrant	8-K	001-39868	4.2	7/29/24

4.6	Form of Series B Common Stock Purchase Warrant	8-K	001-39868	4.3	7/29/24

4.7	Form of Placement Agent Common Stock Purchase Warrant, dated July 29, 2024, by and between Motorsport Games, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39868	4.4	7/29/24

4.8	Pre-Funded Warrant, dated April 11, 2025, by and between Motorsport Games, Inc. and Sharp Arrow Global Tech Ventures L.P.	8-K	001-39868	4.1	4/14/25

10.1	Promissory Note, dated April 1, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.3	12/18/20

10.2	Joint Venture Agreement, dated March 15, 2019, by and between Automobile Club de l’Ouest, Motorsport Gaming US LLC and Le Mans Esports Series Limited	S-1	333-251501	10.5	12/18/20

10.3	Amendment No. 1, dated January 25, 2021, to Joint Venture Agreement, dated March 15, 2019, by and between Motorsport Games Inc. and Automobile Club de l’Ouest	8-K	001-39868	10.1	1/27/21

10.4*	License Agreement, dated May 29, 2020, by and between BARC (TOCA) Limited and Motorsport Gaming US LLC	S-1	333-251501	10.9	12/18/20

10.5*	Distribution Agreement, dated April 18, 2016, by and between U&I Entertainment, LLC and 704Games Company LLC	S-1	333-251501	10.10.1	12/18/20

10.6	Amendment to Distribution Agreement, dated November 23, 2020, by and between U&I Entertainment, LLC and 704Games Company	S-1	333-251501	10.10.2	12/18/20

10.7+	Amended and Restated Motorsport Games Inc. 2021 Equity Incentive Plan, dated November 10, 2022	8-K	001-39868	10.1	11/10/22

10.8+	Form of UK Approved Company Share Option Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.2	12/31/20

10.9+	Form of UK Motorsport Games Incentive Plan (Sub-Plan to the Motorsport Games Inc. 2021 Equity Incentive Plan)	S-1/A	333-251501	10.15.3	12/31/20

10.10+	Form of Incentive Stock Option Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.16	12/18/20

10.11+	Form of Restricted Stock Award Agreement Under the Motorsport Games Inc. 2021 Equity Incentive Plan	S-1	333-251501	10.17	12/18/20

10.12*	License Agreement, dated August 11, 2020, by and between Epic Games International S.à.r.l. and MS Gaming Development LLC	S-1	333-251501	10.20	12/18/20

10.13*	Xbox Console Publisher License Agreement, by and between Microsoft Corporation and 704Games Company	S-1	333-251501	10.21	12/18/20

10.14*	PlayStation Global Developer and Publisher Agreement, by and among Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment Europe Ltd. and 704Games Company	S-1	333-251501	10.22	12/18/20

10.15	Amendment to Promissory Note, effective as of September 15, 2020, by and between Motorsport Network, LLC and Motorsport Gaming US LLC	S-1	333-251501	10.28	12/18/20

10.16*	License Agreement, effective as of January 25, 2021, by and between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.2	1/27/21

10.17*	License Agreement, effective as of January 25, 2021, by and between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.3	1/27/21

10.18*	License Agreement, effective as of January 25, 2021, by and between Automobile Club de l’Ouest and Le Mans Esports Series Ltd	8-K	001-39868	10.4	1/27/21

10.19*	Share Purchase Agreement, dated April 1, 2021, by and between Motorsport Games Inc., Luminis International B.V. and Technology In Business B.V.	8-K	001-39868	10.1	4/1/21

10.20	Letter Agreement, dated April 22, 2022, to amend Share Purchase Agreement and Pledge of Shares among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	4/28/2022

10.21	Letter Agreement, dated July 21, 2022 but effective as of July 19, 2022, to further amend Share Purchase Agreement and Pledge of Shares Among Motorsport Games Inc., Luminis International B.V., Technology In Business B.V. and certain Technology In Business B.V. shareholders parties thereto	8-K	001-39868	10.1	7/22/22

10.22*	License Agreement, effective as of July 13, 2021, by and between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.1	7/15/21

10.23*	License Agreement, effective as of July 13, 2021, by and between Motorsport Games Inc. and INDYCAR LLC	8-K	001-39868	10.2	7/15/21

10.24	Support Agreement, dated September 8, 2022, by and between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	9/8/22

10.25+	Indemnification Agreement, dated as of November 18, 2022, by and between Motorsport Games Inc. and John Delta	8-K	001-39868	10.1	11/18/22

10.26+	Indemnification Agreement, dated as of December 23, 2022, by and between Motorsport Games Inc. and Andrew Jacobson	8-K	001-39868	10.1	12/27/22

10.27+	Indemnification Agreement, dated as of January 12, 2023, by and between Motorsport Games Inc. and Navtej Singh Sunner	8-K	001-39868	10.1	1/13/23

10.28	Settlement Agreement, dated as of January 11, 2023, by and among Motorsport Games Inc., Continental General Insurance Company, Counsel to Continental and other defendants name therein	8-K	001-39868	10.1	1/18/23

10.29	Debt-For-Equity Exchange Agreement, dated as of January 30, 2023, by and between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.1	1/30/23

10.30	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/2/23

10.31	Debt-For-Equity Exchange Agreement, dated as of February 1, 2023, by and between Motorsport Games Inc. and Motorsport Network, LLC	8-K	001-39868	10.2	2/2/23

10.32	Form of Securities Purchase Agreement, dated as of February 2, 2023, by and between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/3/23

10.33	Form of Securities Purchase Agreement, dated as of February 3, 2023, by and between Motorsport Games Inc. and the purchaser identified on the signature page thereto	8-K	001-39868	10.1	2/6/23

10.34+	Statement of Terms and Conditions of Employment, effective as of April 19, 2023, by and between Motorsport Games Limited (the Company’s UK subsidiary) and Stephen Hood	8-K	001-39868	10.1	4/19/23

10.35	Assignment and Assumption Agreement, dated as of October 3, 2023, by and among Motorsport Games Inc., 704GAMES LLC and iRacing.com Motorsport Simulations, LLC	8-K	001-39868	10.1	10/5/23

10.36*	Consent to Assignment and Assumption of, and Releases, dated as of October 3, 2023, by and between 704GAMES LLC, iRacing.com Motorsport Simulations, LLC and NASCAR Team Properties, a series trust organized under the laws of Delaware	8-K	001-39868	10.2	10/5/23

10.37*	Limited License Agreement, dated as of October 3, 2023, by and between 704GAMES LLC and NASCAR Team Properties, a series trust organized under the laws of Delaware	8-K	001-39868	10.3	10/5/23

10.38+	Offer letter, dated November 3, 2023, by and between Motorsport Games Inc. and Stanley Beckley	10-Q	001-39868	10.4	11/7/23

10.39	Settlement Agreement, dated as of April 12, 2024, by and between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.1	4/18/24

10.40*	License Agreement, dated as of April 12, 2024, by and between Motorsport Games Inc. and BARC (TOCA) LIMITED	8-K	001-39868	10.2	4/18/24

10.41	Asset Purchase Agreement, dated as of April 26, 2024, by and between Motorsport Games Inc. and Traxion.GG Limited	8-K	001-39868	10.1	5/1/24

10.42	Settlement Agreement and License, dated as of May 17, 2024, by and between Motorsport Games Inc. and INDYCAR, LLC	8-K	001-39868	10.1	5/23/24

10.43	Form of Securities Purchase Agreement, dated as of July 26, 2024, by and between Motorsport Games Inc. and the Purchasers named therein	8-K	001-39868	10.1	7/29/24

10.44	Settlement Agreement, dated as of February 20, 2025, by and between Motorsport Games Inc. and Technology In Business B.V. and Luminis International B.V.	8-K	001-39868	10.1	2/26/25

10.45	Form of Securities Purchase Agreement, dated April 11, 2025, by and between Motorsport Games Inc. and the Purchasers signatory thereto	8-K	001-39868	10.1	4/14/25

10.46	Loan Termination Agreement, dated November 5, 2025, by and between Motorsport Games Inc. and Driven Lifestyle Group LLC	10-Q	001-39868	10.1	11/6/25

10.47	Business Loan Agreement, dated February 20, 2026, by and between Motorsport Games Inc. and Citibank, N.A.	8-K	001-39868	10.1	02/25/26

10.48	Promissory Note, dated February 20, 2026, by and between Motorsport Games Inc. and Citibank, N.A..	8-K	001-39868	10.2	02/25/26

19.1	Code of Ethics and Business Conduct	10-K	001-39868	19.1	3/20/25

19.2	Amended and Restated Insider Trading Policy	10-K	001-39868	19.2	3/20/25

21.1	Subsidiaries of Motorsport Games Inc.	10-K	001-39868	21.1	3/20/25

23.1	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

97.1+	Motorsport Games Inc. Clawback Policy	10-K	001-39868	97.1	4/1/24

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	Portions of the exhibit, marked by brackets, have been omitted in accordance with applicable SEC rules. The Company agrees to furnish an unredacted copy of this exhibit to the SEC upon request.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2026	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen Hood	Chief Executive Officer	March 10, 2026
	Stephen Hood	(Principal Executive Officer)

By:	/s/ Stanley Beckley	Chief Financial Officer	March 10, 2026
	Stanley Beckley	(Principal Financial and Accounting Officer)

By:	/s/ John Delta	Director	March 10, 2026
John Delta

By:	/s/ Andrew Jacobson	Director	March 10, 2026
Andrew Jacobson

By:	/s/ Navtej Singh Sunner	Director	March 10, 2026
Navtej Singh Sunner

By:	/s/ Guoquan Huang	Director	March 10, 2026
Guoquan Huang

