Form 10-Q
period 2026-03-31
Motorsport Games Inc.
filed 2026-05-13
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, the registrant had 4,174,055 shares of Class A common stock and no shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended March 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to organize the 2026/27 Le Mans Virtual Series to commence this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, adopting new accounting standards, potential acquisitions and industry trends;

●	our plans and intentions to maintain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including our plan to implement equity financing transactions; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia and Middle East conflicts.

ii

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

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

iv

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,859,299	$4,993,390
Accounts receivable, net	2,266,502	2,243,619
Prepaid expenses and other current assets	938,588	350,487
Total Current Assets	9,064,389	7,587,496
Property and equipment, net	47,285	32,853
Operating lease right of use assets	14,089	22,710
Deferred tax asset	492,934	492,934
Other non-current assets	126,563	60,530
Intangible assets, net	4,134,781	3,771,543
Total Assets	$13,880,041	$11,968,066

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,182,005	$918,280
Accrued expenses and other current liabilities	1,461,734	1,293,206
Deferred revenue	899,232	1,133,382
Due to related parties	3,481	3,371
Note payable	353,687	-
Operating lease liabilities	8,724	17,575
Total Current Liabilities	3,908,863	3,365,814
Deferred tax liability	222,833	222,833
Warrants and stock option liability	1,191,521	798,188
Total Liabilities	5,323,217	4,386,835

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 shares; 5,078,450 shares issued and outstanding as of March 31, 2026 and December 31, 2025	504	504
Class B common stock, $0.0001 par value; authorized 7,000,000 shares; 700,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	70	70
Additional paid-in capital	95,213,629	95,213,629
Accumulated deficit	(84,546,074)	(84,861,901)
Accumulated other comprehensive loss	(3,617,134)	(3,576,620)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	7,050,995	6,775,682
Non-controlling interest	1,505,829	805,549
Total Stockholders’ Equity	8,556,824	7,581,231
Total Liabilities and Stockholders’ Equity	$13,880,041	$11,968,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues [1]	$4,031,289	$1,758,453
Cost of revenues	517,137	465,386
Gross profit	3,514,152	1,293,067

Operating expenses:
Sales and marketing	210,319	97,701
Development	514,337	601,953
General and administrative [2]	1,698,631	1,168,482
Impairment of intangible assets	27,928	-
Depreciation and amortization	6,516	18,126
Total operating expenses	2,457,731	1,886,262
Other operating income	-	500,000
Income (loss) from operations	1,056,421	(93,195)
Interest expense, net	(3,205)	(13,010)
Other (expense) income, net	(101,643)	1,128,818
Net income	951,573	1,022,613
Less: Net income (loss) attributable to non-controlling interest	635,746	(18,445)
Net income attributable to Motorsport Games Inc.	$315,827	$1,041,058

Net income per Class A common share attributable to Motorsport Games Inc.:
Basic	$0.06	$0.33
Diluted	$0.06	$0.33
Weighted-average shares of Class A common stock outstanding:
Basic	5,456,286	3,183,558
Diluted	5,482,458	3,183,558

[1]	Includes related party revenues of $11,000 and $0 for the three months ended March 31, 2026 and 2025, respectively.

[2]	Includes related party expenses of $0 and $37,500 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net income	$951,573	$1,022,613
Other comprehensive income (loss):
Foreign currency translation adjustments	24,020	(831,730)
Comprehensive income	975,593	190,883
Comprehensive income attributable to non-controlling interests	700,280	38,705
Comprehensive income attributable to Motorsport Games Inc.	$275,313	$152,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2026
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance – January 1, 2026	5,078,450	$504	700,000	$70	$95,213,629	$(84,861,901)	$(3,576,620)	$6,775,682	$805,549	$7,581,231
Other comprehensive income (loss)	-	-	-	-	-	-	(40,514)	(40,514)	64,534	24,020
Net income	-	-	-	-	-	315,827	-	315,827	635,746	951,573
Balance – March 31, 2026	5,078,450	$504	700,000	$70	$95,213,629	$(84,546,074)	$(3,617,134)	$7,050,995	$1,505,829	$8,556,824

	For the Three Months Ended March 31, 2025
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity
Balance – January 1, 2025	3,183,558	$315	700,000	$70	$92,960,275	$(91,789,968)	$(674,434)	$496,258	$729,744	$1,226,002
Other comprehensive income (loss)	-	-	-	-	-	-	(888,880)	(888,880)	57,150	(831,730)
Net income (loss)	-	-	-	-	-	1,041,058	-	1,041,058	(18,445)	1,022,613
Balance – March 31, 2025	3,183,558	$315	700,000	$70	$92,960,275	$(90,748,910)	$(1,563,314)	$648,436	$768,449	$1,416,885

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$951,573	$1,022,613
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on foreign currency exchange rates	(52,009)	(974,763)
Depreciation and amortization	176,049	252,057
Gain from settlement of purchase commitment liabilities	-	(175,460)
Purchase commitment and license liability interest accretion	-	7,262
Non-cash lease expense	8,400	7,442
Loss on impairment of intangible assets	27,928	-
Stock-based compensation	375,031	-
Changes in the fair value of warrants	18,299	(2,543)
Changes in assets and liabilities:
Accounts receivable	(38,816)	600,449
Operating lease liabilities	(8,557)	(7,752)
Prepaid expenses and other assets	(242,045)	(233,566)
Accounts payable	275,527	(261,793)
Deferred revenue	(208,674)	111,136
Due to related parties	-	(13,019)
Accrued expenses and other liabilities	367,141	44,739

Net cash provided by operating activities	$1,649,847	$376,802

Cash flows from investing activities:
Investment in internally-developed software	(628,644)	-
Purchase of property and equipment	(21,577)	-

Net cash used in investing activities	$(650,221)	$-

Cash flows from financing activities:
Payments on notes payable	(63,319)	(71,581)
Repayments of purchase commitment liabilities	-	(150,000)

Net cash used in financing activities	$(63,319)	$(221,581)

Effect of exchange rate changes on cash and cash equivalents	(70,398)	35,910

Net increase in cash and cash equivalents	865,909	191,131

Total cash and cash equivalents at beginning of the period	$4,993,390	$859,271

Total cash and cash equivalents at the end of the period	$5,859,299	$1,050,402

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,205	$5,956
Non-cash Investing and Financing Activities:
Issuance of note payable for payment of prepaid expenses	$391,072	$412,080

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

Liquidity

The Company had net income of $1.0 million and generated cash flows from operations of $1.6 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $84.5 million, working capital of $5.2 million, and cash and cash equivalents of $5.9 million, which decreased to $3.8 million as of April 30, 2026, due primarily to the Company’s $3.7 million repurchase of its shares from Driven Lifestyle Group LLC on April 22, 2026, partially offset by a $1.2 million drawdown from a business loan agreement with Citibank, N.A. and cash inflows from operations. In May 2026, Citibank, N.A. extended the maturity date of the business loan agreement to February 20, 2028. Refer to Note 12 – Subsequent Events for additional information.

For the three months ended March 31, 2026, the Company generated an average positive cash flow from operations of approximately $0.5 million per month that was primarily due to increased profitability and the capitalization of internally-developed software. As such, the Company expects that its cash on hand and cash to be generated from operations will fund its operations for at least one year from the date the condensed consolidated financial statements are issued.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2025 and 2024 and for the years then ended which are included in the 2025 Form 10-K.

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

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenue recognition criteria, offering periods for deferred net revenue, valuation allowance of deferred income taxes, valuation of warrants and stock option liability, and stock-based compensation valuation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Revisions and Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these condensed consolidated financial statements. Deferred revenue is now separately presented from accrued expenses and other current liabilities on the accompanying condensed consolidated statements of cash flows. In addition, the Company has revised the statement of cash flow for the three months ended March 31, 2025 to revise the presentation of net cash used in financing activities to include payment on notes payable that was previously included in cash from operating activities. As a result, net cash provided by operating activities and used in financing activities increased by $0.2 million during the three months ended March 31, 2025. These reclassifications had no effect on the prior period’s results of operations.

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

On January 1, 2026, the Company prospectively adopted ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05), which introduced a practical expedient to simplify how entities estimate credit losses on short-term receivables and contract assets under the Current Expected Credit Losses model. The adoption of ASU 2025-05 did not have a material impact on the condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the audited consolidated financial statements for the year ended December 31, 2025, as included in the 2025 Form 10-K.

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

Intangible Assets

The following is a summary of intangible assets as of March 31, 2026:

	Licensing Agreements (Finite)	Software (Finite)	Trade Names (Indefinite)	Accumulated Amortization	Total
Balance as of January 1, 2026	$1,663,507	$7,449,032	$219,516	$(5,560,512)	$3,771,543
Amortization expense	-	-	-	(169,533)	(169,533)
Additions	-	628,644	-	-	628,644
Impairment (1)	-	-	(27,928)	-	(27,928)
Foreign currency translation adjustments	(38,403)	(148,774)	263	118,969	(67,945)
Balance as of March 31, 2026	$1,625,104	$7,928,902	$191,851	$(5,611,076)	$4,134,781

Weighted average remaining amortization period at March 31, 2026	14.9	4.1

(1)	The impairment relates to a web domain no longer used.

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software Licenses (Finite)	Accumulated Amortization
Balance as of January 1, 2026	$415,879	$5,144,633	$5,560,512
Amortization expense	20,748	148,785	169,533
Foreign currency translation adjustment	(10,036)	(108,933)	(118,969)
Balance as of March 31, 2026	$426,591	$5,184,485	$5,611,076

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2026 (remaining period)	$579,798
2027	844,076
2028	820,290
2029	476,041
2030	375,409
Thereafter	847,317
$3,942,931

The Company has updated the useful life estimate for its software technology prospectively effective January 1, 2026, which will be amortized over a period of five years to account for its continued use. The effect of this change was approximately $0.2 million during the three months ended March 31, 2026, and is expected to reduce amortization expense for 2026 by approximately $0.6 million. Amortization expense related to intangible assets was approximately $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued royalties	$400,640	$366,677
Accrued professional fees	129,371	60,421
Accrued development costs	95,460	93,145
Accrued taxes	156,302	122,633
Accrued payroll	593,561	570,123
Accrued other	86,400	80,207
Total	$1,461,734	$1,293,206

Deferred Revenue

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

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.7 million and $0.3 million for each of the three months ended March 31, 2026 and 2025, respectively.

NOTE 5 – LINE OF CREDIT

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

The Credit Agreement includes certain affirmative covenants related to conducting our business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any liens or security interests on our assets. The Credit Agreement also contains events of default, including failure to make payments under the Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Note or any related document, defaults under other loans, extension of credit or security agreement and any change in our ownership of twenty five percent (25%) or more of our common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable. As of March 31, 2026, the balance due to Citibank under the Credit Agreement was $0. The Company is currently in compliance with all covenants related to the Credit Agreement.

In May 2026, Citibank extended the maturity date of the Credit Agreement to February 20, 2028.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Revenue and Receivable - Pimax Innovation Co. Limited

In February 2026, the Company recorded approximately $11,000 worth of gaming revenues with Pimax Innovation Co. Limited, an affiliate of a significant minority shareholder of the Company. As of March 31, 2026, the Company had a receivable balance of approximately $6,000, which was recorded in accounts receivable, net on the accompanying condensed consolidated balance sheet.

Other Related Party Transactions – Driven Lifestyle Group LLC

The Company had other related party payables outstanding as of March 31, 2026 and December 31, 2025. Specifically, the Company owed approximately $3,000 to its related parties as a related party payable as of March 31, 2026 and December 31, 2025. During each of the three months ended March 31, 2026 and 2025, approximately $0.0 million and $0.1 million was paid to related parties in settlement of related party payables, respectively.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Backoffice Services Agreement

The Company previously entered into a Backoffice Services Agreement with Driven Lifestyle for rent, development and other services to support the Company’s business functions, which was amended periodically to reduce scope, and ultimately terminated on December 31, 2025.

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $0 and $37,500, respectively, in fees in connection with the Revised Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

On April 22, 2026, the Company entered into a Share Repurchase Agreement with Driven Lifestyle. See Note 12 – Subsequent Events for additional information.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of March 31, 2026, the Company had 5,078,450 shares of Class A common stock and 700,000 shares of Class B common stock outstanding. Holders of Class A and Class B common stock are entitled to one vote and ten votes, respectively, for each share held on all matters submitted to a vote of stockholders.

On April 23, 2026, all shares of Class B common stock outstanding were canceled. See Note 12 – Subsequent Events for additional information.

Warrants

The Company had the following warrants outstanding as of March 31, 2026 and December 31, 2025:

	Offering Date	Warrants Issued	Warrant Strike Price	Warrant Term (in years)
Registered direct offering 1	February 1, 2023	10,981	$26.75	5.0
Registered direct offering 2	February 2, 2023	8,662	$29.38	5.0
Registered direct offering 3	February 3, 2023	13,931	$21.74	5.0
Series A	July 26, 2024	460,830	$2.17	5.5 (a)
Series B	July 26, 2024	460,830	$2.17	1.5 (a)
Placement Agent	July 26, 2024	27,650	$2.17	(a)

(a)	The warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of March 31, 2026, the warrants had not been approved by stockholders. On April 22, 2026, the warrants were approved by stockholders. As a result of the action taken by the Company’s stockholders at the Annual Meeting the Series A Warrants will expire on October 23, 2031, and the Series B Warrants expire on October 25, 2027.

Motorsport Games Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026 and December 31, 2025, the February 2023 warrants were assessed to have a fair value of approximately $27,000 and $9,000, respectively, and deemed to be liability-classified awards, which were recorded within warrants and stock option liability on the condensed consolidated balance sheets.

Based on the continued vote against approval to permit holders to exercise the warrants, the Series A, Series B and Placement Agent Warrants are deemed to be liability-classified awards with an immaterial balance as of March 31, 2026. On April 23, 2026, the Series A, Series B and Placement Agent Warrants were approved by stockholders. See Note 12 – Subsequent Events for additional information.

Common Stock and Pre Funded Warrant

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in the Private Placement of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A common stock, par value $0.0001 and (ii) the Pre-Funded Warrant to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share (“the Pre-Funded Warrant”). The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. The Company received net proceeds of approximately $2.35 million from the Private Placement, after deducting offering expenses paid by the Company. As of March 31, 2026, the Pre-Funded Warrant has not been exercised.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. As of March 31, 2026, there were no shares of Class A common stock available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company did not issue stock options under its MSGM 2021 Stock Plan during the three months ended March 31, 2026. As of March 31, 2026, there were 96,828 options outstanding under the MSGM 2021 Stock Plan with a weighted average exercise price of $61.76. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule, as well as those made to the Company’s current and former directors that vest on the one-year anniversary of award issuance. Stock options that are assessed to be liability-classified are recorded as warrants and stock option liability on the accompanying condensed consolidated balance sheets. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

Non-Employee Director Compensation Awards

Pursuant to the non-employee director compensation policy adopted by the Board of Directors at the time of the Company’s initial public offering, each non-employee director is entitled to receive an annual stock option award equal to the number of shares of Class A common stock obtained by dividing $75,000 by the closing trading price of the Class A common stock on the date of grant, vesting one year from the date of grant. All such option awards immediately vest upon a change of control of the Company.

The Company did not issue the annual non-employee director stock option awards otherwise contemplated by the policy from December 1, 2023 to March 31, 2026, in each case because the number of shares available for issuance under the MSGM 2021 Stock Plan was insufficient to fund such grants and stockholder approval to increase the number of shares available for issuance under the MSGM 2021 Stock Plan had not been obtained.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On August 29, 2025, the Board of Directors unanimously acknowledged and approved that the Company shall remain legally obligated to issue any prior equity compensation owed to each non-employee director under the policy and not granted, or to settle such obligations in cash or other consideration acceptable to the director, in each case upon a change of control of the Company (as defined in the MSGM 2021 Stock Plan) or if a director ceases to serve on the Board of Directors for any reason other than for cause (as defined in the MSGM 2021 Stock Plan). Because the obligations may be settled in cash, the Company has accounted for these obligations as liability-classified share-based compensation in accordance with ASC 718-30. The fair value of each award is remeasured at each reporting date through settlement using a Black-Scholes option-pricing model with assumptions as of the applicable reporting date, and the cumulative compensation cost recognized at each reporting date equals the proportion of the requisite service period rendered through that date multiplied by the remeasured fair value of the award. The cumulative liability is presented within warrants and stock option liability on the condensed consolidated balance sheets, and changes in the cumulative liability between reporting dates are recognized in general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the cumulative liability for the non-employee director compensation obligations described above was $1,164,386 and $789,352, respectively.

On April 23, 2026, the Company’s stockholders approved an amendment to the MSGM 2021 Stock Plan to increase the number of shares of Class A common stock available for issuance under the plan from 100,000 to 600,000. See Note 12 – Subsequent Events.

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

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility for liability-classified stock options (which, as of March 31, 2026, comprise the non-employee director compensation obligations described above):

As of March 31, 2026
Risk-free interest rate	3.92%
Expected volatility	90 - 160%
Weighted-average volatility	114%
Expected term	4 - 5.3 years
Expected dividends	None
Weighted-average grant date fair value per share	$3.58

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility for liability-classified stock options (which, as of December 31, 2025, comprise the non-employee director compensation obligations described above):

As of December 31, 2025
Risk-free interest rate	3.73%
Expected volatility	90 - 160%
Weighted-average volatility	115%
Expected term	4 - 5.48 years
Expected dividends	None
Weighted-average grant date fair value per share	$2.73

Fair Value Hierarchy

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
As of March 31, 2026:
Stock option liability	$-	$-	$1,164,386	$1,164,386
Warrants liability	$-	$-	$27,135	$27,135

As of December 31, 2025:
Stock option liability	$-	$-	$789,352	$789,352
Warrants liability	$-	$-	$8,836	$8,836

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2026	2025
General and Administrative	$375,031	$-
Sales and Marketing	-	-
Development	-	-
Stock-based compensation expense	$375,031	$-

Stock-based compensation expense for the three months ended March 31, 2026 of $375,031 represents the change in the cumulative liability for the non-employee director compensation obligations described above between December 31, 2025 ($789,352) and March 31, 2026 ($1,164,386). The change reflects (i) additional service rendered during the period under the requisite service periods of the underlying awards and (ii) the effect of remeasuring the fair value of the awards at March 31, 2026 using updated Black-Scholes assumptions as of that date.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026, total unrecognized share-based compensation expense related to the non-employee director compensation obligations described above was $174,703, which is expected to be recognized over a weighted-average period of approximately 0.7 years. There was no unrecognized share-based compensation expense related to other awards outstanding under the MSGM 2021 Stock Plan as of March 31, 2026.

Shares of Class B common stock have no economic rights under the Company’s Certificate of Incorporation and are excluded from the calculation of basic and diluted net income per share. Basic net income per Class A common share is computed by dividing net income attributable to Motorsport Games Inc. by the weighted average number of shares of Class A common stock outstanding during each period. Diluted net income per Class A common share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of Class A common stock. The Company analyzes the potential dilutive impact of options and warrants under the treasury stock method.

For the three months ended March 31, 2026 and 2025, the Company calculated basic and diluted net income per Class A common share as follows:

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Motorsport Games Inc.	$315,827	$1,041,058

Denominator:
Weighted average Class A common shares outstanding – basic (1)	5,456,286	3,183,558

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	26,172	-
Weighted average dilutive potential common shares	26,172	-

Weighted average Class A common shares outstanding - diluted	5,482,458	3,183,558

Net income per Class A common share - basic	$0.06	$0.33
Net income per Class A common share - diluted	$0.06	$0.33

(1)	Includes 377,836 and 0 in prefunded warrants for the three months ended March 31, 2026 and 2025, respectively.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive.

	For the Three Months Ended
	March 31,
	2026	2025
Stock options (1)	19,578	96,828
Warrants (2)	33,574	33,574
	53,152	130,402

(1)	Represents all outstanding stock options as of March 31, 2025. The weighted average exercise price for anti-dilutive options was $295.65 for the three months ended March 31, 2026.
(2)	Represents all outstanding warrants as of March 31, 2026 and 2025, excluding the pre-funded warrants. The exercise price for the warrants range from $21.74 to $29.38.

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As of March 31, 2026, the Outstanding Warrants had not been approved by stockholders.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9,175,000 USD as of March 31, 2026) as needed for development of the video game products, which has been fully funded as of March 31, 2026. The Company is obligated to pay ACO an annual royalty payment of €250,000 beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

Epic License Agreement

On August 11, 2020, the Company entered into a licensing agreement with Epic Games International (“Epic”) for worldwide licensing rights to Epic’s proprietary computer program known as the Unreal Engine 4. Pursuant to the agreement, upon payment of the initial license fee described below, the Company was granted a nonexclusive, non-transferable and terminable license to develop, market and sublicense (under limited circumstances and subject to conditions of the agreement) certain products using the Unreal Engine 4 for its games.

The Company will pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the three months ended March 31, 2026 and 2025, Epic earned royalties of approximately $5,000 and $4,000, respectively, under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period, which ended on August 11, 2025.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended March 31,
Customer	2026	2025
Customer A	52.9%	74.9%
Customer B	20.4%	10.6%
Customer C	10.4%	* %
Total	83.7%	85.5%

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	March 31, 2026	December 31, 2025
Customer A	40.7%	46.9%
Customer B	35.7%	29.5%
Customer C	12.1%	11.8%
Customer D	10.2%	10.2%
Total	98.7%	98.4%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended March 31,
Supplier	2026	2025
Supplier G	17.2%	*	%

*	Less than 10%.

A reduction in sales from or loss of these customers or supplier, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services sold by the Company. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2026 and 2025 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2026 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

Segment operating profit is determined based upon internal performance measures used by the CODM. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating income/ loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Gaming	$4,031,289	$1,758,453
Esports	-	-
Total Revenues	$4,031,289	$1,758,453

Cost of Revenues:
Gaming	$494,125	$446,941
Esports	23,012	18,445
Total Cost of Revenues	$517,137	$465,386

Gross Profit (Loss):
Gaming	$3,537,164	$1,311,512
Esports	(23,012)	(18,445)
Total Gross Profit	$3,514,152	$1,293,067

Sales and Marketing Expenses:
Gaming	$210,319	$97,701
Esports	-	-
Total Sales and Marketing Expenses	$210,319	$97,701

Development Expenses:
Gaming	$514,337	$601,953
Esports	-	-
Total Development Expenses	$514,337	$601,953

General and Administrative Expenses:
Gaming	$1,698,631	$1,163,226
Esports	-	5,256
Total General and Administrative Expenses	$1,698,631	$1,168,482

Impairment of Intangible Assets:
Gaming	$27,928	$-
Esports	-	-
Total Impairment of Intangible Assets	$27,928	$-

Depreciation and Amortization:
Gaming	$4,213	$11,951
Esports	2,303	6,175
Total Depreciation and Amortization	$6,516	$18,126

Income (Loss) From Operations
Gaming	$1,081,735	$(71,719)
Esports	(25,314)	(21,476)
Total Income (Loss) From Operations	$1,056,421	$(93,195)

	March 31, 2026	December 31, 2025
Total Assets:
Gaming	$12,372,640	$10,424,054
Esports	1,507,401	1,544,012
Total Assets	$13,880,041	$11,968,066

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

On April 22, 2026, the Company entered into a Share Repurchase Agreement (the “Agreement”) with Driven Lifestyle, pursuant to which the Company purchased 904,395 shares of the Company’s Class A Common Stock held by Driven Lifestyle. The Agreement provides for the Shares to be purchased at a price of $4.11, which was equal to the average closing price of the Class A Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding the signing of the Agreement. Pursuant to this Agreement, all shares of the Company’s Class B Common were cancelled.

Pursuant to the Agreement, Driven Lifestyle approved certain amendments to the Company’s Charter as follows:

●	The Company reserves the right to amend, alter, change or repeal any provision contained in the Certificate of Incorporation in the manner now or hereafter prescribed in the Certificate of Incorporation, and by the laws of the State of Delaware, and all rights conferred upon stockholders in the Certificate of Incorporation, as so amended, are granted subject to this reservation, which consent shall be reasonably satisfactory to the Company.

●	The Bylaws may be altered, amended or repealed, or new bylaws adopted, by the Board of Directors or a simple majority of all of the then outstanding shares of the capital stock of the Company entitled to vote generally in the election of directors, which consent shall be reasonably satisfactory to the Company; and

●	Any action required or permitted to be taken by the stockholders of the Company must be effected at a duly called annual or special meeting of stockholders of the Company and may not be effected by any consent in writing by such stockholders, which consent shall be reasonably satisfactory to the Company.

The Bylaws were amended as follows:

●	The Bylaws may be altered, amended or repealed, or new bylaws adopted, by the Board of Directors or a simple majority of all of the then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors, which consent shall be reasonably satisfactory to the Company; and

●	The Bylaws will be amended to provide that any action required or permitted to be taken by the Company’s stockholders must be effected at a duly called annual or special meeting of stockholders of the Company and may not be effected by any consent in writing by such stockholders.

At the Company’s 2026 Annual Meeting of Stockholders held on April 23, 2026 (the “Annual Meeting”), the Company’s stockholders approved, among other matters, the following:

●	The issuance of shares of Class A common stock upon the exercise of the Series A Warrants, Series B Warrants and Placement Agent Warrants issued in connection with the Company’s July 26, 2024 registered direct offering. As a result of such stockholder approval, the foregoing warrants became exercisable on April 23, 2026.

●	An amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2021 Equity Incentive Plan to increase the number of shares of Class A common stock available for issuance under the plan from 100,000 shares to 600,000 shares.

In May 2026, Citibank extended the maturity date of the Credit Agreement to February 20, 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report. Unless the context requires otherwise, references to the “Company,” “Motorsport Games,” “we,” “us” and “our” refer to Motorsport Games Inc., a Delaware corporation.

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

On February 20, 2024, we released Le Mans Ultimate on PC in early access. Le Mans Ultimate is the official game of the WEC and 24 Hours of Le Mans, and is the first officially licensed and dedicated 24 Hours of Le Mans video game release in over twenty years. On July 22, 2025, we released Le Mans Ultimate Version 1.0. This milestone marked the completion of the title’s Early Access phase and ushered in a new era of continued development and expansion for the official game of the FIA World Endurance Championship and the 24 Hours of Le Mans.

Recent Events

Share Repurchase

On April 22, 2026, we entered into a Share Repurchase Agreement (the “Repurchase Agreement”) with Driven Lifestyle Group LLC, a Florida limited liability company (“Driven Lifestyle”), pursuant to which we purchased 904,395 shares of our Class A common stock held by Driven Lifestyle (the “Class A Shares”). The Repurchase Agreement provided for the Shares to be purchased at a price of $4.11, which was equal to the average closing price of the Class A Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding the signing of the Repurchase Agreement. Pursuant to Section 1 of Article V of our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), upon the repurchase of the Class A Shares, all shares of our Class B common stock held by Driven Lifestyle were cancelled.

Pursuant to the Repurchase Agreement Driven Lifestyle executed an irrevocable written consent (the “Stockholder Consent”) in its capacity as the holder of at least two thirds of the voting power of our Class A common stock and Class B common stock, voting together as a single class, approving a Certificate of Amendment (the “Charter Amendment”) to the Certificate of Incorporation and Amendment No. 2 (the “Bylaws Amendment”) to our Bylaws, as amended (the “Bylaws”). The Charter Amendment provided as follows:

●	Section A of Article IX of the Certificate of Incorporation would be amended to provide that we reserve the right to amend, alter, change or repeal any provision contained in the Certificate of Incorporation in the manner then or thereafter prescribed in the Certificate of Incorporation, and by the laws of the State of Delaware, and all rights conferred upon stockholders in the Certificate of Incorporation, as so amended, be granted subject to this reservation;

●	Section B of Article IX of the Certificate of Incorporation would be amended to provide that the Bylaws may be altered, amended or repealed, or new bylaws adopted, by the Board of Directors or a simple majority of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors; and

●	Section C of Article VII of the Certificate of Incorporation would be amended to provide that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing by such stockholders.

The Bylaws Amendment provided as follows:

●	Section 6.07 of the Bylaws would be amended to provide that the Bylaws may be altered, amended or repealed, or new bylaws adopted, by the Board of Directors or a simple majority of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors; and

●	Section 2.07 of the Bylaws would be amended to provide that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing by such stockholders.

Pursuant to the Repurchase Agreement, we filed a preliminary information statement on Schedule 14C with the SEC relating to the approval of the Charter Amendment and the Bylaws Amendment on April 23, 2026, and we filed a definitive information statement relating to such matters on May 4, 2026. Under Rule 14c-2 under the Exchange Act, the approval of the Charter Amendment and the Bylaws Amendment may not take effect before a date which is 20 calendar days after a Definitive Information Statement is first provided to stockholders.

Prior to the closing of the transactions contemplated in the Repurchase Agreement, Driven Lifestyle controlled more than a majority of our issued and outstanding voting shares. After such closing, Driven Lifestyle held 6.10% of the total voting power of our outstanding common stock by virtue of beneficially owning 254,453 shares, or 6.10%, of our Class A common stock and zero shares of our Class B common stock. After such closing, Sharp Arrow Global Tech Ventures L.P., which was previously our second-largest stockholder, held 32.15% of the total voting power of our outstanding common stock by virtue of beneficially owning 1,463,637 shares (including 377,836 shares underlying a pre-funded warrant currently exercisable), or 32.15%, of our Class A common stock.

2026 Annual Meeting

At our 2026 Annual Meeting of Stockholders (the “Annual Meeting “), held on April 23, 2026, our stockholders approved an Amendment (the “Plan Amendment”) to our Amended and Restated 2021 Equity Incentive Plan (the “Plan”) to increase the number of shares of Class A common stock that we will have authority to grant under the plan from 100,000 to 600,000. A description of the Plan is set forth in our definitive proxy statement for the 2026 Annual Meeting, as filed with the SEC on March 16, 2026 (the “Proxy Statement”), in the section entitled “Proposal No. 2—The Incentive Plan Increase Proposal,” which is incorporated herein by reference. The description is qualified in its entirety by reference to the full text of the Plan Amendment, a copy of which is included as an exhibit to this Report.

Also at the Annual Meeting our stockholders approved the exercise of the Series A Warrants, the Series B Warrants, and the Placement Agent Warrants (each as defined below) issued on July 29, 2024 to purchase up to an aggregate of 949,310 shares of Class A common stock. As a result of such approval, the Series A Warrants will expire on October 23, 2031, and the Series B Warrants expire on October 25, 2027. In addition, the holders of the Series A Warrants and the Series B Warrants agreed that the repurchase of shares from Driven Lifestyle pursuant to the Repurchase Agreement would not constitute a “Fundamental Transaction” under the Warrants.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 3	December 10, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 4	February 25, 2025, available on PC
Le Mans Ultimate – 2024 DLC Pack 5	June 10, 2025, available on PC
Le Mans Ultimate – Version 1.0 Release	July 22, 2025, available on PC
Le Mans Ultimate – ELMS Pack 1 and Version 1.1 Release	September 23, 2025, available on PC
Le Mans Ultimate – ELMS Pack 2 and Version 1.2 Release	December 9, 2025, available on PC
Le Mans Ultimate – ELMS Pack 3 and Version 1.3 Release	March 31, 2026, available on PC

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience.

Concentration of Sales

Revenues associated with our Le Mans Ultimate franchise accounted for approximately 76% and 82% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. We aim to explore ways to capitalize on new trends and diversify our product mix.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the three months ended March 31, 2026 and 2025, substantially all of our revenue from sales of video games for PCs was through digital channels, respectively. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

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

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, which consists primarily of revenue from our annualized video game racing franchise for PC, as well as our RaceControl subscription service. We historically have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business, including through subscriptions. We plan to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases, RaceControl subscription offerings and extra content.

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

Components of Our Results of Operations

Revenues

We derive substantially all of our revenue from sales of our games and related extra content that can be played by customers on a PC platform. Starting in 2019, we began generating sponsorship revenues from our production of live and virtual esports events; however, during 2025 and 2024 we did not generate any revenue for esports events as we did not organize any such events. In early 2022, we also began offering software development services for racing simulators and in December 2024, we started offering a subscription service via RaceControl, our matchmaking and online racing platform.

Our product and service offerings included within the Gaming segment primarily include PCs with both online and offline functionality, which generally include:

●	the initial game delivered digitally at the time of sale, which also typically provides access to offline core game content;
●	updates to previously released games on a when-and-if-available basis, such as software patches or updates, and/or additional content to be delivered in the future, both paid and free; and
●	outsourced code and content development services.

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

Results of Operations

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.

Revenues

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues:
Gaming	$4,031,289	$1,758,453	$2,272,836	129.3%
Esports	-	-	-	-%
Total Revenues	$4,031,289	$1,758,453	$2,272,836	129.3%

Consolidated revenues were $4.0 million and $1.8 million for 2026 and 2025, respectively, an increase of $2.3 million, or 129.3%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $1.6 million increase in sales of Le Mans Ultimate, which was mainly driven by a $1.9 million increase in downloadable content revenues offset by a $0.3 million decrease in base game sales, as well as a $0.7 million increase in RaceControl subscriptions, compared to 2025.

We did not organize a Le Mans Virtual Series (“LMVS”) event in 2026 or 2025, resulting in no earned sponsorship or events revenue in 2026 and 2025 in our Esports segment.

Cost of Revenues

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Cost of revenues:
Gaming	$494,125	$446,941	$47,184	10.6%
Esports	23,012	18,445	4,567	24.8%
Total Cost of Revenues	$517,137	$465,386	$51,751	11.1%

Consolidated cost of revenues was $0.5 million for 2026 and 2025, respectively, which primarily consists of amortization and royalty expenses in both periods.

Gross Profit

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Gross Profit (Loss)
Gaming	$3,537,164	$1,311,512	$2,225,652	169.7%
Esports	(23,012)	(18,445)	(4,567)	24.8%
Total Gross Profit (Loss)	$3,514,152	$1,293,067	$2,221,085	171.8%

	For the Three Months Ended March 31,
	2026	2025

Gaming - Gross Profit Margin	87.7%	74.6%
Esports - Gross Profit Margin	NM	NM
Total Gross Profit Margin	87.2%	73.5%

NM = not meaningful

Consolidated gross profit was $3.5 million and $1.3 million for 2026 and 2025, respectively, an increase of $2.2 million, or 171.8%, when compared to the prior period. Gross profit margin was 87.2% in 2026, compared to 73.5% in 2025. The increase in our Gaming segment gross profit of $2.2 million, and an increase in gross profit margin, was primarily due to higher revenues and a reduction in amortization, compared to the prior period.

As explained above, we did not organize a LMVS event in 2026 or 2025.

Operating Expenses

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Operating Expenses:
Sales and marketing	$210,319	$97,701	$112,618	115.3%
Development	514,337	601,953	(87,616)	(14.6)%
General and administrative	1,698,631	1,168,482	530,149	45.4%
Impairment of intangible assets	27,928	-	27,928	-
Depreciation and amortization	6,516	18,126	(11,610)	(64.1)%
Total Operating Expenses	$2,457,731	$1,886,262	$571,469	30.3%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.2 million and $0.1 million for 2026 and 2025, respectively, representing a $0.1 million, or 115.3%, increase when compared to the prior period. The increase in sales and marketing expenses was primarily driven by a $0.1 million increase in payroll and employee-related expenses when compared to the prior period.

Development

Development expenses were $0.5 million and $0.6 million for 2026 and 2025, respectively, representing a $0.1 million, or 14.6%, decrease when compared to the prior period. The reduction in development expenses was primarily driven by a $0.1 million decrease in external development costs when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $1.7 million and $1.2 million for 2026 and 2025, respectively, an increase of $0.5 million, or 45.4%, when compared to the prior period. The increase in G&A expenses was primarily driven by a $0.4 million increase in stock-based compensation and a $0.1 million increase in payroll, compared to the prior period.

Impairment of Intangible Assets

Impairment of intangible assets of $28,000 in 2026 relates to the impairment of a domain name no longer used.

Depreciation and Amortization

Depreciation and amortization expenses for 2026 and 2025 presented no significant changes to the depreciation of capital assets.

Other Operating Income

Other operating income of $0.5 million in 2025 represents the amount to be reimbursed to us for legal fees pursuant to the Innovate Settlement Agreement entered on March 27, 2025.

Interest Expense

Interest expense was approximately $3,000 and $13,000 for 2026 and 2025, respectively.

Other Income (Expense), net

Other expense, net was $0.1 million for 2026, compared to other income, net of $1.1 million for 2025, a decrease of $1.2 million compared to the prior period. Other expense, net of $0.1 million for 2026 was primarily comprised of foreign currency losses arising from remeasuring transactions denominated in a currency other than U.S. Dollars. Other income, net of $1.1 million for 2025 was primarily comprised of $0.9 million in foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. Dollars and a $0.2 million gain from the Settlement Agreement entered into with Luminis on February 20, 2025.

Other Comprehensive (Loss) Income

Other comprehensive gain was less than $0.1 million for 2026, compared to other comprehensive loss of $0.8 million for 2025. The $0.9 million decrease in other comprehensive loss was primarily due to activity in our U.K. and Netherlands subsidiaries, and represents unrealized foreign currency translation adjustments.

Net Income (Loss) Attributable to Non-Controlling Interest

Net income (loss) attributable to non-controlling interest was approximately $0.6 million and ($18,000) for 2026 and 2025, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture. Under the terms of this joint venture, we agreed to fund up to €8,000,000 (approximately $9,175,000 as of March 31, 2026) as needed for development of video game products, which was fully funded as of March 31, 2026. We have recouped our investment and are now allocating the distribution of profits to the joint venture licensor, pursuant to the terms of the Le Mans Esports Series Ltd joint venture agreement.

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

We measure our liquidity in a number of ways, including the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$5,859,299	$4,993,390
Working capital	$5,155,526	$4,221,682

For the three months ended March 31, 2026, we generated net income of $1.0 million and positive cash flows from operations of approximately $1.6 million. As of March 31, 2026, we had an accumulated deficit of $84.5 million and cash and cash equivalents of $5.9 million, which decreased to $3.8 million as of April 2026, due to the Company’s repurchase of its shares from Driven Lifestyle Group LLC on April 22, 2026, partially offset by a $1.2 million drawdown from the Credit Agreement (as defined below) with Citibank (as defined below) and cash inflows from operations. In May 2026, Citibank extended the maturity date of the Citibank Promissory Note (as defined below) to February 20, 2028. We expect that our cash on hand and cash to be generated from operations will fund our operations for at least one year from the date the consolidated financial statements are issued. Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products and maintain existing titles, and certain capital expenditures.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $1.6 million and $0.4 million, respectively. Net cash provided by operating activities for the three months ended March 31, 2026 was primarily a result of cash from net income of $1.0 million, adjusted for net non-cash adjustments of $0.6 million and $0.1 million of cash from changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2025 was primarily a result of cash from net income of $1.0 million, reduced by net non-cash adjustments of $0.9 million and supplemented by $0.3 million of cash from changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was approximately $0.7 million and $0, respectively. The net cash used in investing activities during the three months ended March 31, 2026 primarily relates to capitalization of internally-developed software. Development expenses in 2025 were charged to expense because technological feasibility was not reached. Once technological feasibility was reached, relevant development costs were capitalized and amortized to cost of revenue over the estimated lives of the products.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively. Cash flows used in financing activities for the three months ended March 31, 2026 was due to payment on notes payable. Cash flows used in financing activities for the three months ended March 31, 2025 were due to payment on notes payable and repayment of purchase commitment liabilities, respectively.

CitiBank Line of Credit

On February 20, 2026, we entered into a business loan agreement (the “Credit Agreement”) with Citibank, N.A. (“Citibank”), pursuant to which Citibank provided us with a revolving line of credit of up to $3.0 million at an interest rate equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.250%, subject to increase upon an event of default. The Adjusted Term SOFR has a floor of 0.75%. The revolving line of credit is evidenced by a promissory note (the “Citibank Promissory Note”) that we issued to Citibank in the principal amount of up to $3.0 million. The Citibank Promissory Note has a stated maturity date of February 20, 2027. We also entered into a commercial security agreement pursuant to which we granted Citibank a lien on substantially all of our assets. The Credit Agreement includes certain affirmative covenants related to conducting our business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any liens or security interests on our assets. The Credit Agreement also contains events of default, including failure to make payments under the Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Note or any related document, defaults under other loans, extension of credit or security agreement and any change in our ownership of twenty five percent (25%) or more of our common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable. As of March 31, 2026, the balance due to Citibank under the Credit Agreement was $0. As of March 31, 2026, the Company was in compliance with all covenants related to the Credit Agreement. In May 2026, Citibank extended the maturity date of the Citibank Promissory Note to February 20, 2028.

Other Financing Activity

On July 29, 2024, we completed a registered direct offering and a concurrent private placement (the “July 2024 Offerings”) with certain investors, which raised approximately $1.0 million in gross proceeds (the “$1.0 million RDO”) before deducting $0.1 million in placement agent’s fees and other offering expenses. In connection with the $1.0 million RDO, we issued Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock. The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants will become exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”). The Series A Warrants will expire five and one-half years following the Stockholder Approval Date and the Series B Warrants will expire 18 months following the Stockholder Approval Date. H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the July 2024 Offerings, and we issued to its designees warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation. As of the date of the filing of this Quarterly Report on Form 10-Q for March 31, 2026, the exercise of the Purchase Warrants and Placement Agent Warrants had not been approved by stockholders.

The Purchase Warrants and Placement Agent Warrants became exercisable on April 23, 2026, following their approval by stockholders at our 2026 Annual Meeting. The Series A Warrants will expire on October 23, 2031, and the Series B Warrants expire on October 25, 2027.

On April 11, 2025, we entered into securities purchase agreements (the “April Purchase Agreements”) with several institutional and accredited investors for the issuance and sale in a private placement (the “April Private Placement”) of the following securities for gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of our Class A common stock and (ii) a pre-funded warrant (the “April Pre-Funded Warrant”) to purchase up to 377,836 shares of our Class A common stock at an exercise price of $0.0001 per share. The purchase price for one share of Class A common stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. We received net proceeds of approximately $2.35 million from the April Private Placement, after deducting offering expenses paid by us. The April Pre-Funded Warrant became exercisable commencing on May 29, 2025, and will not expire until exercised in full. The April Purchase Agreements provide that the purchasers had the right to participate in certain subsequent financings in an amount equal to 100% of the amount of the subsequent financing (or 80% in the case of a public offering or an offering of securities registered under a shelf registration statement on Form S-3) on the same terms, conditions and price provided for in the subsequent financing (the “Right of First Refusal”). The Right of First Refusal was effective commencing on May 29, 2025, until the first anniversary of the closing date of the April Private Placement.

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

Capital Expenditures

The nature of our operations does not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of March 31, 2026.

Material Cash Requirements

Except as described below, there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Form 10-K.

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

Critical Accounting Policies and Estimates

There have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Form 10-K.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, a measure used by management to assess the Company’s operating performance, is defined as EBITDA, which is net income plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) gain from sale of gaming licenses; (iii) impairment of intangible assets; (iv) loss contingency expenses; and (v) stock-based compensation expenses.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for the respective periods presented:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income	$951,573	$1,022,613
Interest expense, net	3,205	13,010
Depreciation and amortization (1)	176,049	252,057
EBITDA	1,130,827	1,287,680
Gain from settlement of purchase commitment liabilities	-	(175,460)
Gain from Settlement Agreement	-	(500,000)
Impairment of intangible assets	27,928	-
Stock-based compensation	375,031	-
Adjusted EBITDA	$1,533,786	$612,220

(1)	Includes $169,533 and $233,931 of amortization expenses included in cost of revenues for the three months ended March 31, 2026 and 2025, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2025 Form 10-K, and that continued to exist as of March 31, 2026.

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

Steps taken to remediate the remaining material weaknesses include actions related to designing and maintaining effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities, and minimum documentation requirements for significant accounting positions and management estimates, including consideration of underlying assumptions and judgments, where applicable, that are used in the financial statement preparation and reporting process. In addition, we have engaged qualified risk advisory consultants, with experience in evaluating internal controls over financial reporting, to further assist with our remediation efforts by independently assessing our monitoring procedures and controls, verifying segregation of duties are appropriately considered, and through performing tests of internal controls, verifying reviews over certain complex accounting analyses and significant accounting positions are performed by an independent reviewer, with an appropriate level of accounting knowledge, training, and experience.

We continue to evaluate the design and operating effectiveness of internal controls across various business processes and accordingly, our management plans to continue its efforts to remediate the identified material weaknesses and remains committed to improving our internal control processes, activities and resolving identified deficiencies.

If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations. We plan to make continued progress in the coming months on the remediation plans described in our 2025 Form 10-K, under Part II, Item 9A, “Controls and Procedures.”

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2025 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, we identified certain material weaknesses in our internal control over financial reporting that continue to exist. The material weaknesses identified relate to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses in our internal control over financial) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2025 Form 10-K, and that continued to exist as of March 31, 2026

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and the share price of our Class A common stock may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. See Part II, Item 9A – “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 4 of this Quarterly Report on Form 10-Q for further information on material weaknesses and our remediation plans.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our Le Mans Ultimate franchise, which now accounts for the majority of our revenue. For the three months ended March 31, 2026 and 2025, revenues associated with our Le Mans Ultimate franchise accounted for approximately 76% and 82% of our total revenue, respectively. For the three months ended March 31, 2026 and 2025, our top three customers accounted for 84% and 86% of our revenues, respectively. No other distribution channel accounted for 10% or more of our revenues in those periods. Our top four customers accounted for approximately 99% and 98% of our accounts receivable as of March 31, 2026 and December 31, 2025, respectively. No other distribution channel accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these distribution channels would have a material adverse effect on our results of operations and financial condition.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in our board of directors or management including, but not limited to:

●	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

●	creating a classified board of directors;

●	prohibiting cumulative voting in the election of directors;

●	permitting our board of directors to issue preferred stock without stockholder approval; and

●	prohibiting our stockholders from acting by written consent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended March 31, 2026. On April 22, 2026, we repurchased 904,395 shares of Class A common stock at a price of $4.11 per share. Such repurchase was not part of a publicly announced repurchase plan or program. For further information, see the section titled “Recent Events” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Citibank Line of Credit Extension

On May 12, 2026, Citibank extended the maturity date of the Citibank Promissory Note by one year to February 20, 2028. For further information on the Credit Agreement with Citibank and the Citibank Promissory Note, see the section titled “Liquidity and Capital Resources—Citibank Line of Credit” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.1.3	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, of Motorsport Games Inc.	8-K	001-39868	3.1	4/23/26

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

3.2.3	Form of Amendment No. 2 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	4/23/26

10.1	Business Loan Agreement, dated February 20, 2026, by and between Motorsport Games Inc. and Citibank, N.A.	8-K	001-39868	10.1	2/25/26

10.2	Promissory Note, dated February 20, 2026, by and between Motorsport Games Inc. and Citibank, N.A.	8-K	001-39868	10.2	2/25/26

10.3	Statement of Terms and Conditions of Employment, dated March 27, 2026, by and between Motorsport Games Ltd. And Stephen Hood	8-K	001-39868	10.1	4/2/26

10.4	Executive Employment Agreement, dated March 27, 2026, by and between Motorsport Games Inc. and Stanley Beckley		001-39868	10.2	4/2/26

10.5	Share Repurchase Agreement, dated April 22, 2026, by and between Motorsport Games Inc. and Driven Lifestyle Group LLC		001-39868	10.1	4/23/26

10.6	Amendment to the Amended and Restated Motorsport Games Inc. 2021 Equity Incentive Plan		001-39868	10.2	4/23/26

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Financial Officer
(Principal Financial and Accounting Officer)

