Form 10-Q
period 2026-06-30
Motorsport Games Inc.
filed 2026-08-14
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Not Applicable

Former Name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSGM	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Preferred Stock Purchase Rights	N/A	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of August 14, 2026, the registrant had 4,588,802 shares of Class A common stock and no shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended June 30, 2026

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

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in obtaining additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to a pandemic, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), tariffs, export controls, political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; and/or (E) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, due to less than anticipated customer acceptance of our new game titles, us experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

iii

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of increases in energy and gas prices, a higher interest rate environment, tax increases impacting consumer discretionary spending and or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending, or adverse developments relating to the ongoing war between Russia and Ukraine and conflicts in the Middle East;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

(xvi)	difficulties, delays, less than expected results or our inability to successfully implement any strategic alternative or potential option for our business, including, but not limited to, the sale or licensing of certain of our assets, which could result in, among other things, less than expected financial benefits from such actions; and

(xvii)	difficulties and/or unanticipated developments adversely impacting our ability to maintain compliance with the Nasdaq’s listing requirements, such as our inability to implement equity financing transactions.

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

iv

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,946,341	$4,993,390
Accounts receivable, net	1,740,557	2,243,619
Prepaid expenses and other current assets	705,738	350,487
Total Current Assets	6,392,636	7,587,496
Property and equipment, net	47,693	32,853
Operating lease right of use assets	5,746	22,710
Deferred tax asset	492,934	492,934
Other non-current assets	111,432	60,530
Intangible assets, net	4,271,982	3,771,543
Total Assets	$11,322,423	$11,968,066

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$663,367	$918,280
Accrued expenses and other current liabilities	1,509,427	1,293,206
Deferred revenue	1,043,035	1,133,382
Due to related parties	3,523	3,371
Note payable	234,643	-
Operating lease liabilities	-	17,575
Total Current Liabilities	3,453,995	3,365,814
Deferred tax liability	222,833	222,833
Line of credit	1,200,000	-
Noncurrent liabilities	1,201,995	798,188
Total Liabilities	6,078,823	4,386,835

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 shares; 5,078,450 shares issued and 4,174,055 shares outstanding as of June 30, 2026; 5,078,450 shares issued and outstanding as of December 31, 2025	504	504
Class B common stock, $0.0001 par value; authorized 7,000,000 shares; 0 and 700,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	70
Additional paid-in capital	95,691,601	95,691,531
Treasury stock, at cost; 904,395 and 0 shares as of June 30, 2026 and December 31, 2025, respectively	(3,717,063)	-
Accumulated deficit	(84,622,513)	(85,339,803)
Accumulated other comprehensive loss	(3,467,937)	(3,576,620)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	3,884,592	6,775,682
Non-controlling interest	1,359,008	805,549
Total Stockholders’ Equity	5,243,600	7,581,231
Total Liabilities and Stockholders’ Equity	$11,322,423	$11,968,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues [1]	$3,539,962	$2,591,840	$7,571,251	$4,350,293
Cost of revenues	644,428	454,887	1,161,565	920,273
Gross profit	2,895,534	2,136,953	6,409,686	3,430,020

Operating expenses:
Sales and marketing	191,350	126,307	401,669	224,008
Development	737,228	270,343	1,251,565	872,296
General and administrative [2]	1,321,381	865,040	3,020,012	2,033,522
Impairment of intangible assets	-	-	27,928	-
Depreciation and amortization	7,311	11,697	13,827	29,823
Total operating expenses	2,257,270	1,273,387	4,715,001	3,159,649
Other operating income	-	1,104,497	-	1,604,497
Income from operations	638,264	1,968,063	1,694,685	1,874,868
Interest expense, net	(15,891)	(4,740)	(19,096)	(17,750)
Other (expense) income, net	(379,174)	2,274,849	(480,817)	3,403,667
Net income	243,199	4,238,172	1,194,772	5,260,785
Less: Net (loss) income attributable to non-controlling interest	(158,264)	(20,228)	477,482	(38,673)
Net income attributable to Motorsport Games Inc.	$401,463	$4,258,400	$717,290	$5,299,458

Net income attributable to Class A common stock per share:
Basic	$0.08	$0.82	$0.14	$1.26
Diluted	$0.08	$0.82	$0.13	$1.26

Weighted-average shares of Class A common stock outstanding:
Basic [3]	4,760,598	5,206,536	5,106,520	4,195,047
Diluted	5,255,013	5,206,536	5,570,953	4,195,047

[1]	Includes related party revenues of $11,000 and $0 for the six months ended June 30, 2026 and 2025, respectively. No related party revenue was recorded for the three months ended June 30, 2026 or 2025.

[2]	Includes related party expenses of $0 and $37,500 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $75,000 for the six months ended June 30, 2026 and 2025, respectively.

[3]	Includes weighted average pre-funded warrant shares. See Note 8 - Share-Based Compensation for more information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$243,199	$4,238,172	$1,194,772	$5,260,785
Other comprehensive income (loss):
Foreign currency translation adjustments	160,640	(2,338,360)	184,660	(3,170,090)
Comprehensive income	403,839	1,899,812	1,379,432	2,090,695
Comprehensive (loss) income attributable to non-controlling interests	(146,821)	(16,984)	553,459	21,721
Comprehensive income attributable to Motorsport Games Inc.	$550,660	$1,916,796	$825,973	$2,068,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

										Total - Stockholders’
	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity

Balance - January 1, 2026	5,078,450	$504	700,000	$70	-	$-	$95,691,531	$(85,339,803)	$(3,576,620)	$6,775,682	$805,549	$7,581,231
Other comprehensive (loss) income	-	-	-	-	-	-	-	-	(40,514)	(40,514)	64,534	24,020
Net income	-	-	-	-	-	-	-	315,827	-	315,827	635,746	951,573
Balance - March 31, 2026	5,078,450	504	700,000	70	-	-	95,691,531	(85,023,976)	(3,617,134)	7,050,995	1,505,829	8,556,824
Repurchase of Class A shares	-	-	-	-	904,395	(3,717,063)	-	-	-	(3,717,063)	-	(3,717,063)
Cancellation of Class B shares upon repurchase of Class A shares	-	-	(700,000)	(70)	-	-	70	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	149,197	149,197	11,443	160,640
Net income (loss)	-	-	-	-	-	-	-	401,463	-	401,463	(158,264)	243,199
Balance - June 30, 2026	5,078,450	$504	-	$-	904,395	$(3,717,063)	$95,691,601	$(84,622,513)	$(3,467,937)	$3,884,592	$1,359,008	$5,243,600

	For the Three and Six Months Ended June 30, 2025
								Total
								Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2025	3,183,558	$315	700,000	$70	$93,438,177	$(92,267,870)	$(674,434)	$496,258	$729,744	$1,226,002
Other comprehensive income (loss)	-	-	-	-	-	-	(888,880)	(888,880)	57,150	(831,730)
Net income (loss)	-	-	-	-	-	1,041,058	-	1,041,058	(18,445)	1,022,613
Balance – March 31, 2025	3,183,558	315	700,000	70	93,438,177	(91,226,812)	(1,563,314)	648,436	768,449	1,416,885
Issuance of common stock	1,894,892	189	-	-	2,253,354	-	-	2,253,543	-	2,253,543
Other comprehensive income (loss)	-	-	-	-	-	-	(2,341,604)	(2,341,604)	3,244	(2,338,360)
Net income (loss)	-	-	-	-	-	4,258,400	-	4,258,400	(20,228)	4,238,172
Balance – June 30, 2025	5,078,450	$504	700,000	$70	$95,691,531	$(86,968,412)	$(3,904,918)	$4,818,775	$751,465	$5,570,240

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,194,772	$5,260,785
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from settlement of purchase commitment liabilities	-	(175,460)
Loss (gain) on foreign currency exchange rates	173,666	(3,302,878)
Depreciation and amortization	413,099	505,992
Purchase commitment and license liability interest accretion	-	7,262
Non-cash lease expense	16,867	14,150
Stock-based compensation	412,675	-
Impairment of intangible assets	27,928	-
Changes in assets and liabilities:
Accounts receivable	486,812	(130,050)
Operating lease liabilities	(17,313)	(14,732)
Prepaid expenses and other assets	31,737	23,175
Accounts payable	(244,499)	(1,946,819)
Due to related parties	-	(15,040)
Deferred revenue	(63,521)	116,674
Accrued expenses and other liabilities	339,170	265,288
Net cash provided by operating activities	$2,771,393	$608,347

Cash flows from investing activities:
Investment in internally-developed software	(1,010,149)	(370,000)
Purchase of property and equipment	(29,325)	-
Net cash used in investing activities	$(1,039,474)	$(370,000)

Cash flows from financing activities:
Proceeds from line of credit	1,200,000	-
Payments on notes payable	(208,308)	(333,600)
Repurchase of stock	(3,717,063)	-
Repayments of purchase commitment liabilities	-	(600,000)
Equity issuance costs	-	(96,268)
Proceeds from issuance of common stock and pre-funded warrant, net	-	2,349,811
Net cash (used in) provided by financing activities	$(2,725,371)	$1,319,943

Effect of exchange rate changes on cash and cash equivalents	(53,597)	(52,151)

Net (decrease) increase in cash and cash equivalents	(1,047,049)	1,506,139

Total cash and cash equivalents at beginning of the period	$4,993,390	$859,271

Total cash and cash equivalents at the end of the period	$3,946,341	$2,365,410

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,536	$10,697
Income taxes	$13,453	$-
Non-cash Investing and Financing Activities:
Issuance of note payable for payment of prepaid expenses	$391,072	$412,080
Cancellation of Class B shares	$70	$-

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

Liquidity

The Company had net income of $1.2 million and generated cash flows from operations of $2.8 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $84.6 million, working capital of $2.9 million, and cash and cash equivalents of $3.9 million.

The Company expects that its cash on hand, cash to be generated from operations and availability on its line of credit will fund its operations for at least one year from the date the condensed consolidated financial statements are issued.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2025 and 2024 and for the years then ended which are included in the 2025 Form 10-K.

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

Revisions and Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these condensed consolidated financial statements. Deferred revenue is now separately presented from accrued expenses and other current liabilities on the accompanying condensed consolidated statements of cash flows. In addition, the Company has revised the statement of cash flow for the six months ended June 30, 2025 to revise the presentation of net cash used in financing activities to include payment on notes payable that was previously included in cash flows from operating activities. As a result, net cash provided by operating activities increased by $0.3 million and net cash provided by financing activities decreased by $0.3 million during the six months ended June 30, 2025. These reclassifications had no effect on the prior period’s results of operations.

Warrant Classification and Correction of Immaterial Error

During the quarter ended June 30, 2026, the Company completed and documented its evaluation of the settlement provisions contained in its outstanding warrants, including the provisions applicable upon a fundamental transaction, and concluded that all of the Company’s outstanding warrants are equity-classified instruments under ASC 815-40.

In connection with that evaluation, the Company determined that the February 2023 warrants, which had been presented as liabilities and remeasured at fair value through earnings since issuance, should have been classified within equity from issuance, and that their prior presentation was an error. The Company evaluated the error under SEC Staff Accounting Bulletin Nos. 99 and 108 and concluded that it was not material to any previously issued annual or interim financial statements. The Company corrected the error through an adjustment to increase the additional paid-in capital by $477,902 and increase the accumulated deficit by the same amount on the December 31, 2025 condensed consolidated balance sheet, representing the issuance-date fair value of the warrants and the approximate amount of the cumulative net remeasurement gains recognized in prior periods. This adjustment has also been reflected in the opening line of the statements of changes in stockholders’ equity as of January 1, 2026 and 2025. Such correction had no impact on net equity. The warrant liability was removed from the condensed consolidated balance sheet as of June 30, 2026 through a nominal adjustment to earnings. As a result, the February 2023 warrants are no longer remeasured and are permanently reflected in stockholders’ equity.

The Series A, Series B and Placement Agent warrants issued in July 2024 are equity-classified instruments recorded within additional paid-in capital and are not remeasured. The description of these warrants as liability-classified in the Company’s Form 10-Q for the quarter ended March 31, 2026 was an error in disclosure that had no effect on any recognized amount in any period and is corrected by this report. On April 23, 2026, stockholders approved the exercisability of these warrants; the warrants became exercisable on that date, and the shares issuable upon exercise are included in the computation of diluted earnings per share from that date to the extent dilutive.

Fair Value Measurements / Stock Options and Warrants

The Company has recorded certain board of director compensation arrangements, which may be paid in the future in cash or equity instruments, within noncurrent liabilities. Such liabilities are measured at estimated fair value on a recurring basis, with subsequent changes in fair value recognized in earnings.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 – Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 – Derivatives and Hedging (“ASC 815”). The Company’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding. The Company has evaluated the settlement provisions contained in its outstanding warrants, including the provisions applicable upon a fundamental transaction, and concluded that all of the Company’s outstanding warrants are equity-classified. See Note 7 – Stockholders’ Equity for additional information.

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

On January 1, 2026, the Company prospectively adopted ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduced a practical expedient to simplify how entities estimate credit losses on short-term receivables and contract assets under the Current Expected Credit Losses model. The adoption of ASU 2025-05 did not have a material impact on the condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning with the year ending December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is currently evaluating the timing, method and impact of its adoption of ASU 2024-03.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for the Company’s interim and annual 2028 reporting periods, with early adoption permitted. The Company is currently evaluating the timing, method and impact of its adoption of ASU 2025-06.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the audited consolidated financial statements for the year ended December 31, 2025, as included in the 2025 Form 10-K, other than as described above.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – INTANGIBLE ASSETS

Licensing Agreements

In March 2019, the Company entered into an agreement to facilitate the Le Mans Esports Series as part of a joint venture with Automobile Club de l’Ouest (“ACO”), the organizer of the 24 Hours of Le Mans endurance race. Through the Company’s ownership interest in this joint venture, which was increased to 51% from 45% in January 2021, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the FIA World Endurance Championship (the “WEC”), which the 24 Hours of Le Mans race is a part of, for a ten-year period, and is automatically renewable for an additional ten years. The Company consolidates its interest in the joint venture with the ACO. In addition, through this joint venture with ACO, the Company has the right to create and organize esports leagues and events for the Le Mans Esports Series. The Company acquired a video gaming license (the “Le Mans Gaming License”) and an esports license related to its ownership interest in this joint venture with the ACO.

Intangible Assets

The following is a summary of intangible assets as of June 30, 2026:

	Licensing Agreements (Finite)	Software (Finite)	Trade Names (Indefinite)	Accumulated Amortization	Total
Balance as of January 1, 2026	$1,663,507	$7,449,032	$219,516	$(5,560,512)	$3,771,543
Amortization expense	-	-	-	(399,271)	(399,271)
Additions	-	1,010,149	-	-	1,010,149
Impairment (1)	-	-	(27,928)	-	(27,928)
Foreign currency translation adjustments	(48,451)	(187,542)	83	153,399	(82,511)
Balance as of June 30, 2026	$1,615,056	$8,271,639	$191,671	$(5,806,384)	$4,271,982

Weighted average remaining amortization period at June 30, 2026	14.7	3.4

(1)	The impairment relates to a web domain no longer used.

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software (Finite)	Accumulated Amortization
Balance as of January 1, 2026	$415,879	$5,144,633	$5,560,512
Amortization expense	41,264	358,007	399,271
Foreign currency translation adjustment	(11,129)	(142,270)	(153,399)
Balance as of June 30, 2026	$446,014	$5,360,370	$5,806,384

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2026 (remaining period)	$408,659
2027	938,525
2028	927,404
2029	512,319
2030	388,074
Thereafter	905,330
$4,080,311

The Company has updated the useful life estimate for its software technology prospectively effective January 1, 2026, which will be amortized over a period of five years to account for its continued use. The effect of this change was a reduction in amortization expense of approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2026, respectively, and is expected to reduce amortization expense for 2026 by approximately $0.6 million.

Amortization expense related to intangible assets was approximately $0.2 million for each of the three months ended June 30, 2026 and 2025, and approximately $0.4 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued royalties	$499,399	$366,677
Accrued professional fees	80,518	60,421
Accrued development costs	100,324	93,145
Accrued taxes	164,139	122,633
Accrued payroll	616,045	570,123
Accrued other	49,002	80,207
Total	$1,509,427	$1,293,206

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

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.3 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $1.0 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 5 – LINE OF CREDIT

On February 20, 2026, the Company entered into a business loan agreement (the “Credit Agreement”) with Citibank, N.A. (“Citibank”), pursuant to which Citibank provided the Company with a revolving line of credit of up to $3.0 million at an interest rate equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.25%, subject to increase upon an event of default. The Adjusted Term SOFR has a floor of 0.75%. The revolving line of credit is evidenced by a promissory note (the “Citibank Promissory Note”) that the Company issued to Citibank in the principal amount of up to $3.0 million. The Citibank Promissory Note has a stated maturity date of February 20, 2027. The Company also entered into a commercial security agreement pursuant to which Citibank was granted a lien on substantially all of the Company’s assets.

The Credit Agreement includes certain affirmative covenants related to conducting the Company’s business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any other liens or security interests on the Company’s assets. The Credit Agreement also contains events of default, including failure to make payments under the Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Note or any related document, defaults under other loans, extension of credit or security agreement and any change in the ownership of twenty five percent (25%) or more of the Company’s common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable. In May 2026, Citibank extended the maturity date of the Credit Agreement to February 20, 2028. The Company incurred approximately $13,000 in interest charges under the Credit Agreement during the three and six months ended June 30, 2026. The Share Repurchase Agreement entered into with Driven Lifestyle on April 22, 2026 did not result in a default under the Credit Agreement.

As of June 30, 2026, the balance due to Citibank under the Credit Agreement was $1.2 million and there was $1.8 million of available capacity. The Company is currently in compliance with all covenants related to the Credit Agreement.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Revenue and Receivable - Pimax Innovation Co. Limited

In February 2026, the Company recorded approximately $11,000 worth of gaming revenues from Pimax Innovation Co. Limited, an affiliate of a significant minority shareholder of the Company. As of June 30, 2026, there was no balance due from Pimax Innovation Co. Limited.

Other Related Party Transactions – Driven Lifestyle Group LLC

The Company had other related party payables outstanding as of June 30, 2026 and December 31, 2025. Specifically, the Company owed approximately $4,000 and $3,000 to its related parties as a related party payable as of June 30, 2026 and December 31, 2025. During the three months ended June 30, 2026 and 2025, approximately $0 and $37,500, respectively, was paid to related parties in settlement of related party payables. During the six months ended June 30, 2026 and 2025, approximately $0 and $0.1 million was paid to related parties in settlement of related party payables, respectively.

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

For the six months ended June 30, 2026 and 2025, the Company incurred $0 and $75,000, respectively, in fees in connection with the Backoffice Services Agreement. For the three months ended June 30, 2026 and 2025, the Company incurred $0 and $37,500, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

On April 22, 2026, the Company entered into a Share Repurchase Agreement (the “Agreement”) with Driven Lifestyle, pursuant to which the Company purchased 904,395 shares of the Company’s Class A Common Stock held by Driven Lifestyle. The Agreement provided for such shares to be purchased at a price of $4.11, which was equal to the average closing price of the Class A Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding the signing of the Agreement. Pursuant to this Agreement, all shares of the Company’s Class B Common Stock were cancelled.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of June 30, 2026, the Company had 4,174,055 shares of Class A common stock and no shares of Class B common stock outstanding. On April 22, 2026, pursuant to the Agreement with Driven Lifestyle, all shares of Class B common stock outstanding were cancelled.

Warrants

The Company had the following warrants outstanding as of June 30, 2026, all of which are equity-classified:

	Offering Date	Warrants Issued	Warrant Strike Price	Warrant Term (in years)
Registered direct offering 1	February 1, 2023	10,981	$26.75	5.0	(a)
Registered direct offering 2	February 2, 2023	8,662	$29.38	5.0	(a)
Registered direct offering 3	February 3, 2023	13,931	$21.74	5.0	(a)
Series A	July 26, 2024	460,830	$2.17	5.5	(b)
Series B	July 26, 2024	460,830	$2.17	1.5	(b)
Placement Agent	July 26, 2024	27,650	$2.71	5.0	(b)

(a)	Together, the “February 2023 Warrants”.
(b)	The warrants became exercisable on April 23, 2026, which represents the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As a result of the action taken by the Company’s stockholders at the Annual Meeting, the Series A Warrants will expire on October 23, 2031, the Series B Warrants will expire on October 25, 2027 and the Placement Agent Warrants will expire on July 26, 2029.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock and Pre Funded Warrant

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in a private placement of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A Common Stock, par value $0.0001 and (ii) the Pre-Funded Warrant to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share (the “Pre-Funded Warrant”). The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. The Company received net proceeds of approximately $2.35 million from the private placement, after deducting offering expenses paid by the Company. As of June 30, 2026, the Pre-Funded Warrant has not been exercised.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. On April 23, 2026, the Company’s stockholders approved an amendment to the MSGM 2021 Stock Plan to increase the number of shares of Class A common stock available for issuance from 100,000 to 600,000. As of June 30, 2026, there were 500,000 shares of Class A common stock available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

The Company did not issue stock options under its MSGM 2021 Stock Plan during the six months ended June 30, 2026. As of June 30, 2026, there were 96,828 options outstanding under the MSGM 2021 Stock Plan with a weighted average exercise price of $61.76. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

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

On August 29, 2025, the Board of Directors unanimously acknowledged and approved that the Company shall remain legally obligated to issue any prior equity compensation owed to each non-employee director under the policy and not granted, or to settle such obligations in cash or other consideration acceptable to the director, in each case upon a change of control of the Company (as defined in the MSGM 2021 Stock Plan) or if a director ceases to serve on the Board of Directors for any reason other than for cause (as defined in the MSGM 2021 Stock Plan). Because the obligations may be settled in cash, the Company has classified these obligations as liabilities. The fair value of each award is remeasured at each reporting date through settlement using a Black-Scholes option-pricing model with assumptions as of the applicable reporting date, and the cumulative compensation cost recognized at each reporting date equals the proportion of the requisite service period rendered through that date multiplied by the remeasured fair value of the award. The cumulative liability is presented within noncurrent liabilities on the condensed consolidated balance sheets, and changes in the cumulative liability between reporting dates are recognized in general and administrative expense in the condensed consolidated statements of operations.

Through March 31, 2026, the Company had not granted the annual non-employee director stock option awards contemplated by the above policy because there were not enough authorized shares in the MSGM 2021 Stock Plan. On April 23, 2026, the Company’s stockholders approved an amendment to the MSGM 2021 Stock Plan to increase the number of shares of Class A common stock available for issuance from 100,000 to 600,000. However, as of June 30, 2026, the Compensation Committee of the Board of Directors had not approved the issuance of the stock option awards to the Board of Directors. As a result, the Company concluded that no grant of these stock option awards had occurred as of June 30, 2026 and, therefore, the cash obligation remained within noncurrent liabilities on the condensed consolidated balance sheet. As of June 30, 2026 and December 31, 2025, the cumulative liability for the non-employee director compensation obligations described above was $1,201,995 and $789,320, respectively.

On July 30, 2026, the Company granted an aggregate of 273,934 restricted stock units to the Board of Directors, in partial satisfaction of the equity compensation previously owed to each non-employee director under the policy described above. Each restricted stock unit represents a contingent right to receive one share of Class A Common Stock and vests on the earlier of January 1, 2027, or the occurrence of a change of control, as defined, subject to the director’s continued service through the applicable vesting date.

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

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected price volatility used in determining the fair value of the non-employee director liability-classified awards as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Risk-free interest rate	4.19%	3.73%
Expected volatility	90 - 160%	90 - 160%
Weighted-average volatility	112%	115%
Expected term	4 - 5.3 years	4 - 5.48 years
Expected dividends	None	None
Weighted-average grant date fair value per share	$3.58	$2.73

Fair Value Hierarchy

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
As of June 30, 2026:
Non-employee director compensation awards	$-	$-	$1,201,995	$1,201,995

As of December 31, 2025:
Non-employee director compensation awards	$-	$-	$789,320	$789,320

A reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Balance at January 1, 2026	$789,320
Non-cash director compensation (see Stock-Based Compensation below)	412,675
Balance at June 30, 2026	$1,201,995

Stock-Based Compensation

The following table summarizes stock-based compensation expense resulting from awards included in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and Administrative	$37,644	$-	$412,675	$-
Sales and Marketing	-	-	-	-
Development	-	-	-	-
Stock-based compensation expense	$37,644	$-	$412,675	$-

Stock-based compensation expense for the three and six months ended June 30, 2026 of $37,644 and $412,675, respectively, represents the change in the cumulative liability for the non-employee director compensation obligations described above between December 31, 2025 ($789,320) and June 30, 2026 ($1,201,995). The change reflects (i) additional service rendered during the period under the requisite service periods of the underlying awards and (ii) the effect of remeasuring the fair value of the awards at June 30, 2026 using updated Black-Scholes assumptions as of that date.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2026, total unrecognized share-based compensation expense related to the non-employee director compensation obligations described above was $119,600, which is expected to be recognized over a weighted-average period of approximately 0.5 years. There was no unrecognized share-based compensation expense related to other awards outstanding under the MSGM 2021 Stock Plan as of June 30, 2026.

Net Income Per Common Share

Shares of Class B common stock have no economic rights under the Company’s Certificate of Incorporation and are excluded from the calculation of basic and diluted net income per share. All Class B shares were cancelled during the three months ended June 30, 2026. Basic net income per Class A common share is computed by dividing net income attributable to Motorsport Games Inc. by the weighted average number of shares of Class A common stock outstanding during each period. Diluted net income per Class A common share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of Class A common stock. The Company analyses the potential dilutive impact of options and warrants under the treasury stock method.

For the three and six months ended June 30, 2026 and 2025, respectively, the Company calculated basic and diluted net income per Class A common share as follows:

	For the Three Months Ended June 30,
	2026	2025
Numerator:
Net income attributable to Motorsport Games Inc.	$401,463	$4,258,400

Denominator:
Weighted average Class A common shares outstanding – basic (1)	4,760,598	5,206,536

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	31,668	-
Assumed exercise of warrants, treasury stock method	462,747	-
Weighted average dilutive potential common shares	494,415	-

Weighted average Class A common shares outstanding - diluted	5,255,013	5,206,536

Net income per Class A common share - basic	$0.08	$0.82
Net income per Class A common share - diluted	$0.08	$0.82

	For the Six Months Ended June 30,
	2026	2025
Numerator:
Net income attributable to Motorsport Games Inc.	$717,290	$5,299,458

Denominator:
Weighted average Class A common shares outstanding – basic (1)	5,106,520	4,195,047

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	29,100	-
Assumed exercise of warrants, treasury stock method	435,333	-
Weighted average dilutive potential common shares	464,433	-

Weighted average Class A common shares outstanding - diluted	5,570,953	4,195,047

Net income per Class A common share - basic	$0.14	$1.26
Net income per Class A common share - diluted	$0.13	$1.26

(1)	Includes the weighted average number of 377,836 shares issuable upon the exercise of pre-funded warrants issued on April 11, 2025.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock options (1)	40,626	96,828	40,626	96,828
Warrants (2)	33,574	33,574	33,574	33,574
	74,200	130,402	74,200	130,402

(1)	Represents stock options excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. The weighted average exercise price for anti-dilutive options was $30.89 for each of the three and six months ended June 30, 2026, respectively.

(2)	Represents warrants excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive and excludes pre-funded warrants which are included in basic weighted average shares outstanding. The exercise price for the anti-dilutive warrants range from $21.74 to $29.38.

In connection with a securities purchase agreement entered into on July 26, 2024, the Company issued warrants to investors and H.C. Wainwright & Co., LLC to purchase up to an aggregate of 949,310 shares of Class A common stock (“the Outstanding Warrants”). These warrants became exercisable on April 23, 2026, which represents the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. Litigation or other legal proceedings, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in the Company’s favor, is likely to divert significant resources from the Company’s core business, including distracting its management personnel from their normal responsibilities.

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

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9,120,000 as of June 30, 2026) as needed for development of the video game products, which has been fully funded as of June 30, 2026. The Company is obligated to pay ACO an annual royalty payment of €250,000 beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License. See Note 3 – Intangible Assets for additional information.

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

The Company is required to pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the six months ended June 30, 2026 and 2025, the Company incurred royalties of approximately $8,000 and $7,000, respectively, and during the three months ended June 30, 2026 and 2025, earned royalties of approximately $3,000 in both periods, under the agreement. Pursuant to the terms of the agreement, the Company has the right to actively develop new or existing authorized products during a 5-year period, which ended on August 11, 2025.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
Customer D	54.6%	58.2%	53.7%	65.5%
Customer H	18.1%	23.2%	19.3%	18.1%
Customer I	10.6%	* %	10.3%	* %
Total	83.3%	81.4%	83.3%	83.6%

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	June 30, 2026	December 31, 2025
Customer D	50.1%	46.9%
Customer H	24.0%	29.5%
Customer I	* %	11.8%
Customer J	13.7%	10.2%
Total	87.8%	98.4%

Supplier Concentrations

The following table sets forth information as to the supplier that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
Supplier	2026	2025		2026		2025
Supplier G	14.9%	*	%	*	%	*	%

*	Less than 10%.

A reduction in sales from or loss of these customers or this supplier, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services sold by the Company. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2026 and 2025 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “Esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2026 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, all revenues are earned from external customers.

Segment operating profit is determined based upon internal performance measures used by the CODM. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including revenues, gross profit, Adjusted EBITDA, and operating income/loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Gaming	$3,503,685	$2,591,840	$7,534,974	$4,350,293
Esports	36,277	-	36,277	-
Total Revenues	$3,539,962	$2,591,840	$7,571,251	$4,350,293

Cost of Revenues:
Gaming	$602,289	$454,887	$1,096,414	$920,273
Esports	42,139	-	65,151	-
Total Cost of Revenues	$644,428	$454,887	$1,161,565	$920,273

Gross Profit (Loss):
Gaming	$2,901,396	$2,136,953	$6,438,560	$3,430,020
Esports	(5,862)	-	(28,874)	-
Total Gross Profit	$2,895,534	$2,136,953	$6,409,686	$3,430,020

Sales and Marketing Expenses:
Gaming	$190,017	$126,307	$400,336	$224,008
Esports	1,333	-	1,333	-
Total Sales and Marketing Expenses	$191,350	$126,307	$401,669	$224,008

Development Expenses:
Gaming	$636,056	$270,343	$1,150,393	$872,296
Esports	101,172	-	101,172	-
Total Development Expenses	$737,228	$270,343	$1,251,565	$872,296

General and Administrative Expenses:
Gaming	$1,316,277	$852,282	$3,014,908	$2,015,508
Esports	5,104	12,758	5,104	18,014
Total General and Administrative Expenses	$1,321,381	$865,040	$3,020,012	$2,033,522

Impairment of Intangible Assets:
Gaming	$-	$-	$27,928	$-
Esports	-	-	-	-
Total Impairment of Intangible Assets	$-	$-	$27,928	$-

Depreciation and Amortization:
Gaming	$5,087	$5,359	$9,301	$17,310
Esports	2,224	6,338	4,526	12,513
Total Depreciation and Amortization	$7,311	$11,697	$13,827	$29,823

Other Operating Income (Expense):
Gaming	$-	$1,106,703	$-	$1,616,748
Esports	-	(2,206)	-	(12,251)
Total Other Operating Income	$-	$1,104,497	$-	$1,604,497

Income (Loss) From Operations:
Gaming	$753,958	$1,989,365	$1,835,694	$1,917,646
Esports	(115,694)	(21,302)	(141,009)	(42,778)
Total Income From Operations	$638,264	$1,968,063	$1,694,685	$1,874,868

	June 30, 2026	December 31, 2025
Total Assets:
Gaming	$9,954,938	$10,424,054
Esports	1,367,485	1,544,012
Total Assets	$11,322,423	$11,968,066

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

On July 22, 2026, the Board of Directors of the Company approved and adopted a preferred stock rights agreement and authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Class A Common Stock, par value $0.0001 per share (the “Common Stock”), of the Company to stockholders of record as of the close of business on August 3, 2026 (the “Record Date”). The complete terms of the Rights are set forth in a Preferred Stock Rights Agreement (the “Rights Agreement”), dated as of July 22, 2026, by and between the Company and ClearTrust, LLC, a Florida limited liability company, as rights agent. In general terms, subject to certain exceptions, the Rights Agreement imposes significant dilution upon any person or group (other than the Company and certain other Exempt Persons, as such term is defined in the Rights Agreement), that is or becomes the beneficial owner of twelve and a half percent (12.5%) or more of the Common Stock following the first public announcement by the Company of the adoption of the Rights Agreement. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain derivative arrangements. The significant dilution caused by the exercise of the Rights makes an unsolicited acquisition of the Company prohibitively expensive without approval from the Company’s Board of Directors.

On July 30, 2026, the Company granted an aggregate of 273,934 restricted stock units to the Board of Directors, in partial satisfaction of the equity compensation previously owed to each non-employee director. See Note 8 – Stock Based Compensation for more information.

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

On February 20, 2024, we released Le Mans Ultimate on PC in early access. Le Mans Ultimate is the official game of the WEC and 24 Hours of Le Mans, and is the first officially licensed and dedicated 24 Hours of Le Mans video game release in over twenty years. On July 22, 2025, we released Le Mans Ultimate Version 1.0. This milestone marked the completion of the title’s Early Access phase and ushered in a new era of continued development and expansion for the official game of the FIA World Endurance Championship and the 24 Hours of Le Mans. We have sold more than half a million units of our Le Mans Ultimate base game alongside more than 1.2 million individual pieces of DLC. Additionally, we achieved an all-time peak of more than 8,800 concurrent players in March 2026 following the release of Le Mans Ultimate Version 1.3 and recorded our highest-ever month for average daily active users in April 2026.

Recent Events

Share Repurchase

On April 22, 2026, we entered into a Share Repurchase Agreement (the “Repurchase Agreement”) with Driven Lifestyle Group LLC, a Florida limited liability company (“Driven Lifestyle”), pursuant to which we repurchased 904,395 shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), held by Driven Lifestyle. The Repurchase Agreement provided for such shares to be purchased at a price of $4.11, which was equal to the average closing price of the Class A Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding the signing of the Repurchase Agreement. Pursuant to Section 1 of Article V of our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), upon the repurchase of such shares of Class A Common Stock from Driven Lifestyle, all shares of our Class B common stock held by Driven Lifestyle were cancelled.

Pursuant to the Repurchase Agreement Driven Lifestyle executed an irrevocable written consent (the “Stockholder Consent”) in its capacity as the holder of at least two-thirds of the voting power of our Class A common stock and Class B common stock, voting together as a single class, approving a Certificate of Amendment (the “Charter Amendment”) to the Certificate of Incorporation and Amendment No. 2 (the “Bylaws Amendment”) to our Bylaws, as amended (the “Bylaws”). We subsequently filed with the Securities and Exchange Commission a Definitive Information Statement on Schedule 14C relating to the approval of the Charter Amendment and the Bylaws Amendment. On May 22, 2026, we filed the Charter Amendment, effective as of May 24, 2026, with the Delaware Secretary of State, and on May 24, 2026, the Bylaws Amendment was deemed effective. The Charter Amendment provided as follows:

●	Section A of Article IX of the Certificate of Incorporation was amended to provide that we reserve the right to amend, alter, change or repeal any provision contained in the Certificate of Incorporation in the manner then or thereafter prescribed in the Certificate of Incorporation, and by the laws of the State of Delaware, and all rights conferred upon stockholders in the Certificate of Incorporation, as so amended, are granted subject to this reservation;

●	Section B of Article IX of the Certificate of Incorporation was amended to provide that the Bylaws may be altered, amended or repealed, or new bylaws adopted, by the Board of Directors or a simple majority of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors; and

●	Section C of Article VII of the Certificate of Incorporation was amended to provide that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing by such stockholders.

The Bylaws Amendment provided as follows:

●	Section 6.07 of the Bylaws was amended to provide that the Bylaws may be altered, amended or repealed, or new bylaws adopted, by the Board of Directors or a simple majority of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors; and

●	Section 2.07 of the Bylaws was amended to provide that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing by such stockholders.

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

Also at the Annual Meeting our stockholders approved the exercise of the Series A Warrants, the Series B Warrants, and the Placement Agent Warrants issued on July 29, 2024 to purchase up to an aggregate of 949,310 shares of Class A common stock. As a result of such approval, the Series A Warrants will expire on October 23, 2031, the Series B Warrants will expire on October 25, 2027 and the Placement Agent Warrants will expire on July 26, 2029. In addition, the holders of the Series A Warrants and the Series B Warrants agreed that the repurchase of shares from Driven Lifestyle pursuant to the Repurchase Agreement would not constitute a “Fundamental Transaction” under the Warrants.

Rights Agreement

On July 22, 2026, our Board of Directors approved and adopted a preferred stock rights agreement and authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Class A Common Stock to stockholders of record as of the close of business on August 3, 2026 (the “Record Date”). The complete terms of the Rights are set forth in a Preferred Stock Rights Agreement (the “Rights Agreement”), dated as of July 22, 2026, with ClearTrust, LLC, a Florida limited liability company, as rights agent. In general terms, subject to certain exceptions, the Rights Agreement imposes significant dilution upon any person or group (other than us and certain other Exempt Persons (as defined in the Rights Agreement)), that becomes the beneficial owner of twelve and a half percent (12.5%) or more of the Class A Common Stock following our first public announcement of the adoption of the Rights Agreement. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain derivative arrangements.

In connection with the adoption of the Rights Agreement, on July 22, 2026, our Board of Directors adopted a Certificate of Designations of Series A Participating Preferred Stock (the “Certificate of Designations”) setting forth the rights, powers, and preferences of the Series A Preferred Stock. The Certificate of Designations was filed with the Secretary of State of the State of Delaware on July 23, 2026. A copy of the Certificate of Designations is attached as an exhibit to this Report and is incorporated herein by reference.

Amended and Restated Bylaws

On July 22, 2026, our Board of Directors determined to amend our Bylaws by adopting certain Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective as of such date. The Amended and Restated Bylaws modified provisions of the Bylaws including, but not limited to:

●	Conduct of Meetings: The Amended and Restated Bylaws provide that our Board of Directors or the presiding officer of any stockholders meeting has broad authority, to the maximum extent permitted by applicable law, to establish the rules, regulations, and procedures necessary or desirable for the proper conduct of a stockholders’ meetings.

●	Adjournment, Postponements and Cancellations of Stockholders’ Meetings: The Amended and Restated Bylaws provide that if a quorum is not present or represented at any stockholders’ meeting, a majority of the voting power of our stockholders present in person or represented by proxy at the meeting or the individual acting as chairman of the meeting may adjourn the meeting, without notice other than announcement at the meeting, until a quorum shall be present or represented. The Amended and Restated Bylaws also provide that the individual acting as chairman of the meeting may also, from time to time, for any or no reason, adjourn, recess, postpone, or cancel any meeting of stockholders.

●	Business Conducted or Considered at Meetings of Stockholders: The Amended and Restated Bylaws provide that, for nominations and proposals of other business to have been properly brought before an annual meeting such nominations and proposals of other business must be: (i) specified in a notice of meeting given by or at the direction of our Board of Directors, (ii) otherwise properly brought before the meeting by or at the direction of our Board of Directors, or (iii) otherwise properly requested by an eligible stockholder who complies with the advance notice and procedural requirements set forth in the Amended and Restated Bylaws. To be properly brought before a special meeting, proposals of business must be specified in the notice of meeting given by or at the direction of our Board of Directors or brought before the meeting at the direction of our Board of Directors.

●	Advance Notice Requirements: The Amended and Restated Bylaws enhance the procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act at stockholders’ meetings).

●	Special Meetings of Stockholders: The Amended and Restated Bylaws provide that, to the extent that our Board of Directors calls a special meeting of stockholders for the purpose of electing directors, the advance notice disclosure and other requirements contained in the Amended and Restated Bylaws applicable to proposing nominees for election to our Board of Directors at annual meetings of stockholders shall also apply to stockholders seeking to propose director nominations at such a special meeting.

●	Special Meetings of Directors: The Amended and Restated Bylaws provide that notice of any special meeting of our Board of Directors shall be sent to each director either (a) by reputable overnight delivery service to his or her residence or usual place of business in circumstances to which such service guarantees next day delivery, not later than on the day that is the second business day immediately preceding the day of such meeting, or (b) by electronic mail or other electronic means, not later than twenty-four (24) hours before the time of such meeting, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

●	Miscellaneous: The Amended and Restated Bylaws also incorporate various other “clean-up” changes, including, but not limited to, grammatical and other typographical corrections, formatting changes, revisions to headings, titles, and captions, and providing capitalized definitions for certain terms.

The foregoing summary is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 3	December 10, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 4	February 25, 2025, available on PC
Le Mans Ultimate – 2024 DLC Pack 5	June 10, 2025, available on PC
Le Mans Ultimate – Version 1.0 Release	July 22, 2025, available on PC
Le Mans Ultimate – ELMS Pack 1 and Version 1.1 Release	September 23, 2025, available on PC
Le Mans Ultimate – ELMS Pack 2 and Version 1.2 Release	December 9, 2025, available on PC
Le Mans Ultimate – ELMS Pack 3 and Version 1.3 Release	March 31, 2026, available on PC
Le Mans Ultimate – American Pack 1 and Version 1.4	July 28, 2026, available on PC

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience.

Concentration of Sales

Revenues associated with our Le Mans Ultimate franchise accounted for approximately 75% and 76% of our total revenue for the three months ended June 30, 2026 and 2025, respectively, and for approximately 76% and 78% of our total revenue for the six months ended June 30, 2026 and 2025, respectively. We aim to explore ways to capitalize on new trends and diversify our product mix.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the three and six months ended June 30, 2026 and 2025, substantially all of our revenue from sales of video games for PCs was through digital channels, respectively. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We generate esports revenues from organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we did not organize the Le Mans Virtual Series for the 2023/24, 2024/25 or 2025/26 seasons, we currently plan on organizing the 2026/27 Le Mans Virtual Series to commence this year. We also intend to continue exploring opportunities to expand our esports segment outside of Le Mans. During the three months ended June 30, 2026, we generated esports revenues from facilitating esports events on behalf of others.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, which consists primarily of revenue from our annualized video game racing franchise for PC, as well as our RaceControl subscription service. We historically have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business, including through subscriptions. We plan to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases, RaceControl subscription offerings and extra content. As of June 30, 2026, we had more than 40,500 paid RaceControl subscribers. RaceControl revenues were approximately $1.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

Components of Our Results of Operations

Revenues

We derive substantially all our revenue from sales of our games and related extra content that can be played by customers on a PC platform. We also generate sponsorship revenues from our production of live and virtual esports events. We also offer software development services for racing simulators and offer a subscription service via RaceControl, our matchmaking and online racing platform.

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

Results of Operations

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.

Revenues

	For the Three Months Ended June 30,		Change
	2026	2025	$	%
Revenues:
Gaming	$3,503,685	$2,591,840	$911,845	35.2%
Esports	36,277	-	36,277	-%
Total Revenues	$3,539,962	$2,591,840	$948,122	36.6%

Consolidated revenues were $3.5 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.9 million, or 36.6%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $0.6 million increase in sales of Le Mans Ultimate, as well as a $0.4 million increase in RaceControl subscriptions, offset by a $0.1 million decrease in sales of our rFactor 2 title compared to 2025.

Esports revenues during the three months ended June 30, 2026 were approximately $36,000 and are the result of facilitating Esports events for partners using our Le Mans Ultimate title.

Cost of Revenues

	For the Three Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenues:
Gaming	$602,289	$454,887	$147,402	32.4%
Esports	42,139	-	42,139	-%
Total Cost of Revenues	$644,428	$454,887	$189,541	41.7%

Consolidated cost of revenues was $0.6 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.1 million, or 41.7%, when compared to the same period in the prior year.

The increase in Gaming segment cost of revenues was mainly driven by increases in web hosting costs of approximately $0.1 million, when compared to the same period in the prior year.

Cost of revenues for the Esports segment during the three months ended June 30, 2026 of approximately $42,000 was related to expenses incurred facilitating Esports events for partners using our Le Mans Ultimate title.

Gross Profit

	For the Three Months Ended June 30,		Change
	2026	2025	$	%
Gross Profit (Loss):
Gaming	$2,901,396	$2,136,953	$764,443	35.8%
Esports	(5,862)	-	(5,862)	-%
Total Gross Profit	$2,895,534	$2,136,953	$758,581	35.5%

	For the Three Months Ended June 30,
	2026	2025

Gaming - Gross Profit Margin	82.8%	82.4%
Esports - Gross Profit Margin	(16.2)%	NM
Total Gross Profit Margin	81.8%	82.4%

NM = not meaningful

Consolidated gross profit was $2.9 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.8 million, or 35.5%, when compared to the prior period. Gross profit margin was 81.8% in 2026, compared to 82.4% in 2025. The increase in our Gaming segment gross profit of $0.8 million, and increase in gross profit margin, was primarily due to higher revenues, offset by increases in web hosting, development and license fees, compared to the same period in the prior year.

Gross loss for the Esports segment during the three months ended June 30, 2026 of approximately $6,000 was related to revenues earned facilitating Esports events for partners using our Le Mans Ultimate title, and we will continue to pursue Esports partnerships in the second half of 2026.

Operating Expenses

	For the Three Months Ended June 30,		Change
	2026	2025	$	%
Operating Expenses:
Sales and marketing	$191,350	$126,307	$65,043	51.5%
Development	737,228	270,343	466,885	172.7%
General and administrative	1,321,381	865,040	456,341	52.8%
Depreciation and amortization	7,311	11,697	(4,386)	(37.5)%
Total Operating Expenses	$2,257,270	$1,273,387	$983,883	77.3%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, representing a $0.1 million, or 51.5%, increase when compared to the prior period. The increase in sales and marketing expenses was primarily driven by a $0.1 million increase in payroll and employee-related expenses when compared to the prior period.

Development

Development expenses were $0.7 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, representing a $0.4 million, or 172.7%, increase when compared to the prior period. The increase in development expenses was primarily driven by a $0.3 million increase in payroll and employee-related expenses and $0.1 million increase in web hosting costs, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $1.3 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.4 million, or 52.8%, when compared to the prior period. The increase in G&A expenses was primarily driven by a $0.3 million increase in payroll and employee-related expenses and $0.1 million increase in legal and professional fees, compared to the prior period.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2026 and 2025 reflect no significant changes to the depreciation of capital assets.

Other Operating Income

Other operating income of $1.1 million for the three months ended June 30, 2025, primarily includes $0.8 million from the Wesco Insurance Company settlement and $0.3 million related to discounts negotiated on a few outstanding vendor invoices.

Interest Expense

Interest expense was approximately $16,000 and $5,000 for the three months ended June 30, 2026 and 2025, respectively. Interest expense in 2026 primarily relates to charges incurred as part of the business loan agreement with Citibank, N.A.

Other (Expense) Income, net

Other expense, net was $0.4 million for the three months ended June 30, 2026, compared to other income, net of $2.3 million for the three months ended June 30, 2025, a decrease of $2.7 million compared to the prior period. Other (expense) income, net of $(0.4) million and $2.3 million for 2026 and 2025, respectively, were primarily comprised of foreign currency (losses) gains arising from remeasuring transactions denominated in a currency other than U.S. Dollars.

Other Comprehensive Income (Loss)

Other comprehensive income was $0.2 million for the three months ended June 30, 2026, compared to other comprehensive loss of $2.3 million for the three months ended June 30, 2025. The $2.5 million increase in other comprehensive income was primarily due to activity in our U.K. and Netherlands subsidiaries and represents foreign currency translation adjustments.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was approximately $0.2 million and $20,000 for the three months ended June 30, 2026 and 2025, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture. Under the terms of this joint venture, we agreed to fund up to €8,000,000 (approximately $9,120,000 as of June 30, 2026) as needed for development of video game products, which was fully funded as of June 30, 2026.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.

Revenues

	For the Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues:
Gaming	$7,534,974	$4,350,293	$3,184,681	73.2%
Esports	36,277	-	36,277	-%
Total Revenues	$7,571,251	$4,350,293	$3,220,958	74.0%

Consolidated revenues were $7.6 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $3.2 million, or 74.0%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $2.2 million increase in sales of Le Mans Ultimate, particularly from downloadable content revenues which increased by the same amount, as well as a $1.1 million increase in RaceControl subscriptions, offset by a $0.1 million decrease in sales of our rFactor 2 game title, compared to 2025.

Esports revenues during the six months ended June 30, 2026 were approximately $36,000 and are the result of facilitating Esports events for partners using our Le Mans Ultimate title.

Cost of Revenues

	For the Six Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenues:
Gaming	$1,096,414	$920,273	$176,141	19.1%
Esports	65,151	-	65,151	-%
Total Cost of Revenues	$1,161,565	$920,273	$241,292	26.2%

Consolidated cost of revenues was $1.2 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $0.3 million, or 26.2%, when compared to the same period in the prior year.

The increase in Gaming segment cost of revenues was mainly driven by a $0.1 million increase in direct development costs, web hosting costs and license fees, respectively, offset by a $0.1 million decrease in amortization, when compared to the same period in the prior year.

Esports cost of revenues during the six months ended June 30, 2026 of $0.1 million was related to expenses incurred facilitating Esports events for partners using our Le Mans Ultimate title.

Gross Profit

	For the Six Months Ended June 30,		Change
	2026	2025	$	%
Gross Profit (Loss):
Gaming	$6,438,560	$3,430,020	$3,008,540	87.7%
Esports	(28,874)	-	(28,874)	-%
Total Gross Profit	$6,409,686	$3,430,020	$2,979,666	86.9%

	For the Six Months Ended June 30,
	2026	2025

Gaming - Gross Profit Margin	85.4%	78.8%
Esports - Gross Profit Margin	(79.6)%	NM
Total Gross Profit Margin	84.7%	78.8%

NM = not meaningful

Consolidated gross profit was $6.4 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $3.0 million, or 86.9%, when compared to the prior period. Gross profit margin was 84.7% in 2026, compared to 78.8% in 2025. The increase in our Gaming segment gross profit of $3.0 million, and increase in gross profit margin, was primarily due to higher revenues and decreases in amortization, offset by increases in web hosting, development and license fees, compared to the prior period.

Gross loss for the Esports segment during the six months ended June 30, 2026 of approximately $29,000 was related to revenues earned facilitating Esports events for partners using our Le Mans Ultimate title.

Operating Expenses

	For the Six Months Ended June 30,		Change
	2026	2025	$	%
Operating Expenses:
Sales and marketing	$401,669	$224,008	$177,661	79.3%
Development	1,251,565	872,296	379,269	43.5%
General and administrative	3,020,012	2,033,522	986,490	48.5%
Impairment of intangible assets	27,928	-	27,928	-%
Depreciation and amortization	13,827	29,823	(15,996)	(53.6)%
Total Operating Expenses	$4,715,001	$3,159,649	$1,555,352	49.3%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.4 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, representing a $0.2 million, or 79.3%, increase when compared to the prior period. The increase in sales and marketing expenses was primarily driven by a $0.2 million increase in payroll and employee-related expenses when compared to the prior period.

Development

Development expenses were $1.3 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, representing a $0.4 million, or 43.5% increase when compared to the prior period. The increase in development expenses was primarily driven by a $0.2 million increase in payroll and employee-related expenses and web hosting costs, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $3.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.0 million, or 48.5%, when compared to the prior period. The increase in G&A expenses was primarily driven by a $0.4 million increase in stock-based compensation and payroll expenses, respectively, and a $0.2 million increase in legal and professional fees, compared to the prior period.

Impairment of Intangible Assets

Impairment of intangible assets of $28,000 during the six months ended June 30, 2026 relates to the impairment of a domain name no longer used.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2026 and 2025 reflect no significant changes to the depreciation of capital assets.

Other Operating Income

Other operating income of $1.6 million for the six months ended June 30, 2025 primarily includes $0.8 million from the Wesco Insurance Company settlement, $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. (now known as Innovate 2) and $0.3 million related to discounts negotiated on a few outstanding vendor invoices.

Interest Expense

Interest expense was approximately $19,000 and $18,000 for the six months ended June 30, 2026 and 2025, respectively. Interest expense during the six months ended June 30, 2026 primarily relates to charges incurred as part of the business loan agreement with Citibank, N.A. Interest expense in 2025 is mainly from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other (Expense) Income, net

Other expense, net was $0.5 million for the six months ended June 30, 2026, compared to other income, net of $3.4 million for 2025, a decrease of $3.9 million compared to the prior period. Other expense, net of $0.5 million in 2026 is primarily comprised of foreign currency losses arising from remeasuring transactions denominated in a currency other than U.S. Dollars. Other income, net of $3.4 million for the six months ended June 30, 2025 was primarily comprised of $3.2 million in foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. Dollars and a $0.2 million gain from the Settlement Agreement entered into with Luminis on February 20, 2025.

Other Comprehensive Income (Loss)

Other comprehensive income was $0.2 million for the six months ended June 30, 2026, compared to other comprehensive loss of $3.2 million for 2025. The $3.4 million increase in other comprehensive income was primarily due to activity in our U.K. and Netherlands subsidiaries, and represents foreign currency translation adjustments.

Net Income (Loss) Attributable to Non-Controlling Interest

Net income (loss) attributable to non-controlling interest was approximately $0.5 million and ($39,000) for the six months ended June 30, 2026 and 2025, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture. Under the terms of this joint venture, we agreed to fund up to €8,000,000 (approximately $9,120,000 as of June 30, 2026) as needed for development of video game products, which was fully funded as of June 30, 2026. We have recouped our investment and are now allocating the distribution of profits and losses to the joint venture licensor, pursuant to the terms of the Le Mans Esports Series Ltd joint venture agreement.

Liquidity and Capital Resources

Liquidity

Since our IPO in 2021, we have financed our operations primarily through cash generated from operations, advances from lines of credit, and sales of our equity securities. We have entered into a line of credit with Citibank N.A. that will provide us with up to $3 million provided we meet the requirements for use of the line of credit. As of June 30, 2026, we had $1.8 million available under the line of credit with Citibank N.A.

We measure our liquidity in a number of ways, including the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,946,341	$4,993,390
Working capital	$2,938,641	$4,221,682

For the six months ended June 30, 2026, we generated net income of $1.2 million and positive cash flows from operations of approximately $2.8 million. As of June 30, 2026, we had an accumulated deficit of $84.6 million and cash and cash equivalents of $3.9 million. We expect that our cash on hand, cash to be generated from operations and availability on our line of credit will fund our operations for at least one year from the date the consolidated financial statements are issued. Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products and maintain existing titles, and certain capital expenditures.

Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. There can be no assurance that we will be able to raise funds by selling additional securities, which sales, if successful, could dilute the ownership interest of our existing shareholders. The issuance of debt, such as our line of credit with Citibank, N.A. can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to further reduce overhead costs and our cash obligations in the short term, as needed. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $2.8 million and $0.6 million, respectively. Net cash provided by operating activities for the six months ended June 30, 2026 was primarily a result of cash from net income of $1.2 million, adjusted for net non-cash adjustments of $1.0 million and $0.6 million of cash from changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2025 was primarily a result of cash used to generate net income of $5.3 million, adjusted for net non-cash adjustments of $2.9 million and $1.7 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was approximately $1.0 million and $0.4 million, respectively, primarily related to capitalization of internally-developed software.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $2.7 million, resulting from $3.7 million of cash used for the repurchase of stock, and $0.2 million of payments on notes payable, partially offset by $1.2 million in proceeds from a Citibank Line of Credit drawdown. Net cash flows provided by financing activities during the six months ended June 30, 2025 of $1.3 million were primarily attributable to $2.3 million raised in connection with shares sold in a private placement offering in April 2025, partially offset by a $0.6 million payment for purchase commitments, $0.1 million of equity issuance costs, and $0.3 million in payments on notes payable.

Citibank Line of Credit

On February 20, 2026, we entered into a business loan agreement (the “Original Credit Agreement”) with Citibank, N.A. (“Citibank”), and on June 15, 2026 we entered into an Amendment to the Business Loan Agreement (as amended the “Credit Agreement”). Pursuant to the Credit Agreement, Citibank provided us with a revolving line of credit of up to $3.0 million at an interest rate equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.250%, subject to increase upon an event of default. The Adjusted Term SOFR has a floor of 0.75%. The revolving line of credit is evidenced by a Promissory Note that we issued to Citibank on February 20, 2026, which we amended on June 15, 2026 (as amended, the “Citibank Promissory Note”), in the principal amount of up to $3.0 million. The Citibank Promissory Note has a stated maturity date of February 20, 2028. We also entered into a commercial security agreement pursuant to which we granted Citibank a lien on substantially all of our assets. The Credit Agreement includes certain affirmative covenants related to conducting our business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any liens or security interests on our assets. The Credit Agreement also contains events of default, including failure to make payments under the Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Note or any related document, defaults under other loans, extension of credit or security agreement and any change in our ownership of twenty five percent (25%) or more of our common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable. As of June 30, 2026, the balance due to Citibank under the Credit Agreement was $1.2 million and there was $1.8 million of available capacity. As of June 30, 2026, we were in compliance with all covenants related to the Credit Agreement.

Other Financing Activity

On July 29, 2024, we completed a registered direct offering and a concurrent private placement (the “July 2024 Offerings”) with certain investors, which raised approximately $1.0 million in gross proceeds (the “$1.0 million RDO”) before deducting $0.1 million in placement agent’s fees and other offering expenses. In connection with the $1.0 million RDO, we issued Series A warrants (the “Series A Warrants”) to purchase up to 460,830 shares of Class A common stock and Series B warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Purchase Warrants”) to purchase up to 460,830 shares of Class A common stock. The Series A Warrants and the Series B Warrants both have an exercise price of $2.17 per share. The shares of Class A common stock issuable upon the exercise of the Purchase Warrants are collectively referred to as the “Warrant Shares.” The Purchase Warrants became exercisable on the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the Purchase Warrants (the “Stockholder Approval Date”), which approval was obtained on April 23, 2026. The Series A Warrants will expire on October 23, 2031 and the Series B Warrants will expire on October 25, 2027.

H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the July 2024 Offerings, and we issued to its designees warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation. The Placement Agent Warrants will expire on July 26, 2029.

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

Capital Expenditures

The nature of our operations does not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of June 30, 2026.

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

Critical Accounting Policies and Estimates

There have been no material changes to the items disclosed as critical accounting policies and estimates under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Form 10-K.

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

Non-GAAP Financial Measures

Adjusted EBITDA and Non-GAAP Adjusted Diluted Net Income Per Share

Adjusted EBITDA, a measure used by management to assess the Company’s operating performance, is defined as EBITDA, which is net income plus interest expense, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) gain from sale of gaming licenses; (iii) impairment of intangible assets; (iv) loss contingency expenses; (v) loss (gain) on foreign exchange rates; and (vi) stock-based compensation expenses.

Non-GAAP Adjusted diluted net income per share, another measure used by management to assess the Company’s operating performance, is defined as diluted net income per share plus depreciation and amortization, adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) gain from sale of gaming licenses; (iii) impairment of intangible assets; (iv) loss contingency expenses; (v) loss (gain) on foreign exchange rates; and (vi) stock-based compensation expenses.

Adjusted EBITDA and Non-GAAP Adjusted diluted net income per share (the “Non-GAAP Measures”) are not financial measures defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Reconciliations of these Non-GAAP Measures to net income and diluted net income per share, their most directly comparable financial measures, calculated and presented in accordance with U.S. GAAP, are presented in the tables below. We use the Non-GAAP Measures to manage our business and evaluate our financial performance, as Adjusted EBITDA and Non-GAAP Adjusted diluted net income per share eliminate items that affect comparability between periods that we believe are not representative of our core ongoing operating business. Additionally, we believe that using the Non-GAAP Measures is useful to our investors because it enhances investors’ understanding and assessment of our normalized operating performance and facilitates comparisons to prior periods and our competitors’ results (who may define Adjusted EBITDA and Non-GAAP Adjusted diluted net income per share differently).

The Non-GAAP Measures are not recognized terms under U.S. GAAP and do not purport to be an alternative to revenue, income/loss from operations, net income, or cash flows from operations or as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. Additionally, the Non-GAAP Measures are not intended to be measures of free cash flows available for our discretionary use, as they do not consider certain cash requirements, such as interest payments, tax payments, working capital requirements and debt service requirements. The Non-GAAP Measure have limitations as an analytical tool, and investors should not consider them in isolation or as a substitute for our results as reported under U.S. GAAP. Management compensates for the limitations of using the Non-GAAP Measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than would be presented by using only measures in accordance with U.S. GAAP. Because not all companies use identical calculations, the Non-GAAP Measures may not be comparable to other similarly titled measures of other companies.

The tables below provide reconciliations between net income and adjusted EBITDA, and diluted net income per share and Non-GAAP Adjusted diluted net income per share:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net income	$243,199	$4,238,172
Interest expense, net	15,891	4,740
Depreciation and amortization (1)	237,050	253,935
EBITDA	496,140	4,496,847
Gain from Wesco Settlement Agreement	-	(800,000)
Loss (gain) on foreign exchange rates	225,675	(2,328,115)
Stock-based compensation	37,644	-
Adjusted EBITDA	$759,459	$1,368,732

(1)	Includes $229,739 and $242,238 of amortization expenses included in cost of revenues for the three months ended June 30, 2026 and 2025, respectively.

Reconciliation between GAAP and Non-GAAP Adjusted diluted net income per share:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Diluted net income per share	$0.08	$0.82
Depreciation and amortization	0.05	0.05
Gain from Wesco Settlement Agreement	-	(0.17)
Loss (gain) on foreign exchange rates	0.05	(0.45)
Stock-based compensation	0.01	-
Non-GAAP Adjusted diluted net income per share	$0.19	$0.25

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income	$1,194,772	$5,260,785
Interest expense, net	19,096	17,750
Depreciation and amortization (1)	413,099	505,992
EBITDA	1,626,967	5,784,527
Gain from settlement of purchase commitment liabilities	-	(175,460)
Gain from HC2 Holdings 2 Inc. Settlement Agreement	-	(500,000)
Gain from Wesco Settlement Agreement	-	(800,000)
Impairment of intangible assets	27,928	-
Loss (gain) on foreign exchange rates	173,666	(3,302,878)
Stock-based compensation	412,675	-
Adjusted EBITDA	$2,241,236	$1,006,189

(1)	Includes $399,271 and $476,169 of amortization expenses included in cost of revenues for the six months ended June 30, 2026 and 2025, respectively.

Reconciliation between GAAP and Non-GAAP Adjusted diluted net income per share:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Diluted net income per share	$0.13	$1.26
Depreciation and amortization	0.08	0.12
Gain from settlement of purchase commitment liabilities	-	(0.04)
Gain from HC2 Holdings 2 Inc. Settlement Agreement	-	(0.12)
Gain from Wesco Settlement Agreement	-	(0.19)
Impairment of intangible assets	0.01	-
Loss (gain) on foreign exchange rates	0.03	(0.79)
Stock-based compensation	0.08	-
Non-GAAP Adjusted diluted net income per share	$0.33	$0.24

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

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting and Compliance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting and Compliance Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2025 Form 10-K, and that continued to exist as of June 30, 2026.

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

Steps taken to remediate the remaining material weaknesses include actions related to designing and maintaining effective monitoring procedures and controls to evaluate and monitor the effectiveness of our individual control activities, and minimum documentation requirements for significant accounting positions and management estimates, including consideration of underlying assumptions and judgments, where applicable, that are used in the financial statement preparation and reporting process. In addition, we have engaged qualified risk advisory consultants and technical accounting personnel, with experience in evaluating internal controls over financial reporting, along with hiring additional accounting staff, to further assist with our remediation efforts by independently assessing our monitoring procedures and controls, verifying segregation of duties are appropriately considered, and through performing tests of internal controls, verifying reviews over certain complex accounting analyses and significant accounting positions are performed by an independent reviewer, with an appropriate level of accounting knowledge, training, and experience.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report. In light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 9 – Commitments and Contingencies – Litigation in our condensed consolidated financial statements in this Report for additional information.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, we identified certain material weaknesses in our internal control over financial reporting that continue to exist. The material weaknesses identified relate to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting and Compliance Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures” of the 2025 Form 10-K, and that continue to exist as of June 30, 2026.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our Le Mans Ultimate franchise, which now accounts for the majority of our revenue. For the three months ended June 30, 2026 and 2025, revenues associated with our Le Mans Ultimate franchise accounted for approximately 75% and 76% of our total revenue, respectively. For the three months ended June 30, 2026, our top three customers accounted for 83% of our revenues. For the three months ended June 30, 2025, our top two customers accounted for 81% of our revenues. For the six months ended June 30, 2026 and 2025, revenues associated with our Le Mans Ultimate franchise accounted for approximately 76% and 78% of our total revenue, respectively. For the six months ended June 30, 2026 our top three customers accounted for 83% of our revenues, and for the six months ended June 30, 2025 our top two customers accounted for 84% of our revenues. No other customer accounted for 10% or more of our revenues in those periods. Our top three customers accounted for approximately 88% of our accounts receivable as of June 30, 2026 and our top four customers accounted for approximately 98% of our accounts receivable as of December 31, 2025. No other customer accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these customers would have a material adverse effect on our results of operations and financial condition.

Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises, or the loss of any franchise, especially our main customers, could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business. In the future, we expect this trend to continue with a relatively limited number of franchises producing a disproportionately high percentage of our revenues and profits.

Certain provisions in our Certificate of Incorporation, our Amended and Restated Bylaws and Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management and limit the market price of our Class A common stock.

Provisions in our Certificate of Incorporation and Amended and Restated Bylaws may have the effect of delaying or preventing changes in our board of directors or management including, but not limited to:

●	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting (other than proposals to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act at stockholders’ meetings), including proposed nominations of persons for election to our board of directors;

●	requiring that stockholders who wish to bring stockholder proposals, including proposed nominations, before an annual meeting comply with the advance notice and procedural requirements set forth in the Amended and Restated Bylaws;

●	authorizing an individual acting as chairman of a meeting of our stockholders to, for any or no reason, adjourn, recess, postpone, or cancel any such meeting;

●	creating a classified board of directors of two staggered classes;

●	prohibiting cumulative voting in the election of directors;

●	providing our board of directors with the exclusive ability to fill director vacancies;

●	prohibiting our stockholders from calling special meetings of stockholders; and

●	prohibiting our stockholders from acting by written consent.

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

Our stockholder rights plan, along with certain provisions of our Certificate of Incorporation and Amended and Restated Bylaws and Delaware law could discourage, delay, or prevent a change in control that stockholders may consider favorable, which could adversely affect the trading price of our Class A Common Stock.

On July 22, 2026, our Board of Directors approved and adopted the Rights Agreement and authorized and declared a dividend distribution of one Right for each outstanding share of the Class A Common Stock to stockholders of record as of the close of business on August 3, 2026. The complete terms of the Rights are set forth in the Rights Agreement, dated as of July 22, 2026, with ClearTrust, LLC, a Florida limited liability company, as rights agent. In general terms, subject to certain exceptions, the Rights Agreement imposes significant dilution upon any person or group (other than us and certain other Exempt Persons (as defined in the Rights Agreement)), that becomes the beneficial owner of twelve and a half percent (12.5%) or more of the Class A Common Stock following our first public announcement of the adoption of the Rights Agreement. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain derivative arrangements. The significant dilution caused by the exercise of the rights makes an unsolicited acquisition of the company prohibitively expensive without approval from our Board of Directors. In connection with the Rights Agreement, on July 22, 2026 our Board also designated a new series of participating preferred stock. In addition, the Amended and Restated Bylaws adopted on July 22, 2026, among other things, enhance our advance notice procedures and disclosure requirements for stockholder nominations and proposals. We are also subject to provisions of Delaware law that may have anti-takeover effects.

These provisions, alone or in combination, could make it more difficult, or discourage, a merger, tender offer, or assumption of control by a substantial holder of our securities, or for our stockholders to change the composition of our Board, even in a transaction that some or all of our stockholders might consider to be in their best interests or in which our stockholders might receive a premium over the then-current market price of our Class A Common Stock. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our Class A Common Stock and could adversely affect the market price of our common stock and the ability of our stockholders to realize a premium for their shares.

As a result, third parties may be deterred from pursuing a merger, tender offer, or takeover attempt that stockholders might otherwise deem to be in their best financial interest.

Our Board of Directors has the authority to issue “blank check” preferred stock, which could dilute the voting power and economic rights of holders of our Class A Common Stock and delay or prevent a change in control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof—including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and sinking fund terms—without any further vote or action by the holders of our Class A Common Stock.

The issuance of shares of preferred stock could adversely affect the holders of our Class A Common Stock in several ways, including:

●	Dilution of Voting Power and Ownership: If preferred shares are issued with super-voting rights or are convertible into a large block of Class A common stock, the voting power of existing holders of our Class A Common Stock will be diluted.

●	Economic Subordination: Shares of preferred stock typically carry dividend preferences and liquidation preferences over common stock. In the event of a liquidation, dissolution, or winding up of the Company, preferred stockholders would be entitled to receive their contractual distributions before any distribution is made to holders of our Class A Common Stock.

●	Anti-Takeover Effect: The authority to issue preferred stock without stockholder approval can be used as an anti-takeover defense (such as issuing a new series of preferred stock to a friendly investor or issuing preferred stock pursuant to the Rights Agreement). This could delay, deter, or prevent a merger, tender offer, or change in control that stockholders might otherwise consider to be in their best interests, including transactions that might offer a premium over the prevailing market price of our Class A Common Stock.

As of the date of this filing, our Board of Directors has no immediate plans or commitments to issue any shares of preferred stock other than pursuant to the Rights Agreement. However, we cannot assure you that our Board of Directors will not issue preferred stock in the future.

Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price

While we strive to maintain constructive communications with our stockholders, we may, from time to time, be subject to demands from activist stockholders. Any activist campaign against the Company that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist stockholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, including diverting their attention from the operation of our business and the execution of our strategic plans, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties as to our future direction, including as a result of possible changes to the composition of our board, may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers, employees, and/or business partners and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may adversely affect our relationships with vendors, customers, business partners, and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

The following table sets forth information regarding repurchases of the Company’s Class A Common Stock during the quarter ended June 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2026	904,395	(1)	$4.11	-	-
May 1–31, 2026	-		-	-	-
June 1–30, 2026	-		-	-	-
Total	904,395		$4.11	-	-

(1)	On April 22, 2026, we repurchased 904,395 shares of Class A common stock at a price of $4.11 per share. Such repurchase was not part of a publicly announced repurchase plan or program. For further information, see the section titled “Recent Events” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Indemnification Agreements

On August 12, 2026, the Board approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into between the Company and our directors and executive officers for the purpose of providing our directors and executive officers with, among other things, contractual rights to indemnification and expense advancement and reimbursement, to the fullest extent permitted by applicable law.

The Indemnification Agreement clarifies and supplements the indemnification coverage provided in our Certificate of Incorporation and Amended and Restated Bylaws. Among other things, the Indemnification Agreement requires us to indemnify our directors and executive officers to the fullest extent permitted by applicable law against all direct and indirect losses, liabilities, damages, expenses, judgments, awards, penalties (whether civil, criminal, or other), fines, reasonable fees and expenses of attorneys, and amounts paid in settlement actually and reasonably incurred by any such person in connection with any threatened, asserted, pending, or completed action, suit, claim, counterclaim, cross-claim, investigation (including any internal investigation), inquiry, hearing, mediation, arbitration, other alternative dispute mechanism, or other proceeding, whether civil, criminal, administrative, regulatory, arbitrative, legislative, investigative, or otherwise, and whether formal or informal, and any appeal of any kind therefrom, arising out of their service to us or to any other entity to which they provide services at our request.

Subject to certain limited exceptions, the Indemnification Agreement also provides for the mandatory advancement of expenses (including attorneys’ fees) incurred by a director or executive officer in defending any such proceeding in advance of its final disposition, upon receipt of an undertaking by or on behalf of the indemnified party to repay such advanced amounts if it is ultimately determined by a final judicial decision from which there is no further right of appeal that such person is not entitled to indemnification by us for such amounts pursuant to the Indemnification Agreement or under applicable law.

The Indemnification Agreement also establishes procedures for applying for indemnification, determines the allocation of the burden of proof, sets forth presumption standards in favor of the indemnified party, and clarifies that our obligations under the Indemnification Agreement are primary to any rights of recovery an indemnified party may have from secondary sources.

The Indemnification Agreement provides that the indemnification rights provided thereunder are not exclusive of any other rights that an indemnified person may have under any statute, provision of our Certificate of Incorporation or Amended and Restated Bylaws, any agreement, or vote of stockholders or disinterested directors, or otherwise.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, a copy of which is filed as Exhibit 10.7 to this Report and is incorporated herein by reference.

RSU Award Agreement

Also on August 12, 2026, the Board approved a new form of award agreements (the “RSU Agreement”) to be used for the grant of restricted stock units (“RSUs”) to directors and executive officers under our Amended and Restated 2021 Equity Incentive Plan (the “Plan”). The RSU Agreement was adopted in order to facilitate our grant of RSU awards with a variety of terms and vesting criteria as permitted by the Plan. The RSU Agreement provides that, notwithstanding any contrary provision of the RSU Agreement or the Plan, an employment agreement, a change of control agreement, or other written document, upon a termination of employment or service, all RSUs which have not vested prior to or in connection with such termination shall thereupon automatically be forfeited, terminated and cancelled as of the applicable termination date without payment of any consideration by us. The RSU Agreement additionally provides that any RSUs or Shares delivered in settlement thereof are subject to potential forfeiture or recovery to the fullest extent called for by applicable law, any applicable listing standard, or any current or future clawback policy that may be adopted by us. The foregoing description of the RSU Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of RSU Agreement, a copy of which is filed as Exhibit 10.8 to this Report and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.1.3	Certificate of Amendment to the Certificate of Incorporation, as amended, of Motorsport Games Inc.	8-K	001-39868	3.1	5/26/26

3.1.4	Certificate of Designations of Series A Participating Preferred Stock of Motorsport Games Inc. dated July 22, 2026.	8-K	001-39868	3.1	7/23/26

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

3.2.3	Amendment No. 2 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	5/26/26

3.2.4	Amended and Restated Bylaws of Motorsport Games Inc., as adopted on July 22, 2026	8-K	001-39868	3.1	7/23/26

4.1	Preferred Stock Rights Agreement, dated as of July 22, 2026, by and between Motorsport Games Inc. and ClearTrust, LLC, as Rights Agent	8-K	001-39868	4.1	7/23/26

10.1	Share Repurchase Agreement, dated April 22, 2026, by and between Motorsport Games Inc. and Driven Lifestyle Group LLC	8-K	001-39868	10.1	4/23/26

10.2	Amendment to the Amended and Restated Motorsport Games Inc. 2021 Equity Incentive Plan	8-K	001-39868	10.2	4/23/26

10.3	Amendment to Business Loan Agreement, dated June 15, 2026, by and between Motorsport Games Inc. and Citibank, N.A.	8-K	001-39868	10.2	6/18/26

10.4	Amendment to Promissory Note, dated June 15, 2026, in favor of Citibank, N.A.	8-K	001-39868	10.4	6/18/26

10.5	Statement of Terms and Conditions of Employment, dated June 17, 2026, by and between Motorsport Games Ltd and Peter Hansen-Chambers	8-K	001-39868	10.1	6/18/26

10.6	First Amendment to Executive Employment Agreement, dated June 18, 2026, by and between Motorsport Games Inc. and Stanley Beckley	8-K	001-39868	10.2	6/18/26

10.7	Form of Director and Officer Indemnification Agreement					X

10.8	Form of Restricted Stock Unit Award Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Hansen-Chambers
Peter Hansen-Chambers
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Accounting and Compliance Officer
(Principal Accounting Officer)

