Form 10-Q
period 2026-09-30
Motorsport Games Inc.
filed 2026-11-12
CIK 1821175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, the registrant had 4,588,802 shares of Class A common stock and no shares of Class B common stock outstanding.

Motorsport Games Inc.

Form 10-Q

For the Quarter Ended September 30, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Motorsport Games Inc. (the “Company,” “Motorsport Games,” “we,” “us” or “our”) contains certain statements, which are not historical facts and are “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are subject to certain risks, trends and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. We use words, such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. For example, forward-looking statements include, but are not limited to, statements we make relating to:

●	our intended corporate purpose to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and most innovative experiences for racers, gamers and fans of all ages;

●	new or planned products or offerings, including the anticipated timing of any new product or offering launches, such as our current plans to facilitate esports series this year, as well as the possibility of further adjustments to our product roadmap due to the continuing impact of our liquidity position;

●	our plans to strive to become a leader in organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers;

●	our intention to continue exploring opportunities to expand the recurring portion of our Esports segment outside of Le Mans;

●	our belief that connecting virtual racing gamers and esports fans on a digital entertainment and social platform represents the greatest opportunity to enhance the way that people learn, watch, play, and experience racing video games and racing esports;

●	our beliefs regarding the growing importance and business viability of esports, especially within the racing and motorsport genres;

●	our belief that our esports business has the potential to generate incremental revenues through the further sale of media rights to our esports events and competitions, as well as, among other things, merchandising, if the esports audience pattern continues to grow;

●	our plans to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content;

●	our expectation that we will continue to derive significant revenues from sales of our products to a very limited number of distribution partners;

●	our intention to continue to look for opportunities to expand the recurring portion of our business, including through the planned introduction of new annualized sports franchise games, such as with Le Mans;

●	our intended use of proceeds from the sales of our equity securities;

●	our statements and assumptions relating to the impairment of assets;

●	our plans and intentions with respect to our remediation efforts to address the material weaknesses in our internal control over financial reporting;

●	our belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows, except as otherwise disclosed in this Report, and that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; our beliefs regarding the merit of any plaintiff’s allegations and the impact of any claims and litigation that we are subject to; and our plans and intentions with respect to defending our position in any legal proceeding;

●	our intention to not declare dividends in the foreseeable future;

●	our ability to utilize net operating loss carryforwards;

●	our expectations regarding the future impact of implementing management strategies, adopting new accounting standards, potential acquisitions and industry trends;

●	our plans and intentions to maintain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including our plan to implement equity financing transactions; and

●	our expectations that our current development operations will not have significant exposure to changes in circumstances arising from the Ukraine-Russia and Middle East conflicts.

ii

The forward-looking statements contained in this Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions that are difficult to predict. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. Important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in “Risk Factors” in Part II, Item 1A of this Report, as updated in our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition to factors that may be described in our filings with the SEC, including this Report, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

(i)	difficulties and/or delays in accessing available liquidity, and other unanticipated difficulties in obtaining additional capital to meet our financial obligations, including, without limitation, difficulties in securing funding that is on commercially acceptable terms to us or at all, such as our inability to complete in whole or in part any potential debt and/or equity financing transactions or similar transactions, any inability to achieve cost reductions, including, without limitation, those which we expect to achieve through any cost reduction and restructuring initiatives, as well as any inability to consummate additional strategic alternatives for our business, including, but not limited to, the sale or licensing of our assets, and/or less than expected benefits resulting from any such strategic alternative; difficulties, delays or our inability to efficiently manage our cash and working capital; higher than expected operating expenses; adverse impacts to our liquidity position resulting from the higher interest rate and higher inflationary environment; lower than expected operating revenues, cash on hand and/or funds available from anticipated borrowings or funds expected to be generated from cost reductions resulting from the implementation of cost control initiatives, such as through any cost reduction and restructuring initiatives; and/or less than anticipated cash generated by our operations; and/or adverse effects on our liquidity resulting from changes in economic conditions (such as continued volatility in the financial markets, whether attributable to a pandemic, the ongoing wars between Russia and Ukraine and between Israel and Hamas or otherwise; significantly higher rates of inflation, significantly higher interest rates and higher labor costs; the impact of higher energy prices on consumer purchasing behavior, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies), tariffs, export controls, political conditions (such as military actions and terrorist activities) and pandemics and natural disasters; and/or the unavailability of funds from (A) delaying the implementation of or revising certain aspects of our business strategy; (B) reducing or delaying the development and launch of new products and events; (C) reducing or delaying capital spending, product development spending and marketing and promotional spending; (D) selling assets or operations; and/or (E) reducing other discretionary spending;

(ii)	difficulties, delays or less than expected results in achieving our growth plans, objectives and expectations, such as due to a slower than anticipated economic recovery and/or our inability, in whole or in part, to continue to execute our business strategies and plans, due to less than anticipated customer acceptance of our new game titles, us experiencing difficulties or the inability to launch our games as planned, less than anticipated performance of the games impacting customer acceptance and sales and/or greater than anticipated costs and expenses to develop and launch our games, including, without limitation, higher than expected labor costs;

iii

(iii)	difficulties, delays in or unanticipated events that may impact the timing and scope of new product launches, due to difficulties and/or delays related to our transition from using development staff in Russia to using development staff in other countries and/or difficulties and/or delays arising out of any pandemic;

(iv)	less than expected benefits from implementing our management strategies and/or adverse economic, market and geopolitical conditions that negatively impact industry trends, such as significant changes in the labor markets, an extended or higher than expected inflationary environment (such as the impact on consumer discretionary spending as a result of increases in energy and gas prices, a higher interest rate environment, tax increases impacting consumer discretionary spending and/ or quantitative easing that results in higher interest rates that negatively impact consumers’ discretionary spending), or adverse developments relating to the ongoing war between Russia and Ukraine and conflicts in the Middle East;

(v)	difficulties and/or delays adversely impacting our ability (or inability) to maintain existing, and to secure additional, licenses and other agreements with various racing series;

(vi)	difficulties and/or delays adversely impacting our ability to successfully manage and integrate any joint ventures, acquisitions of businesses, solutions or technologies;

(vii)	unanticipated operating costs, transaction costs and actual or contingent liabilities;

(viii)	difficulties and/or delays adversely impacting our ability to attract and retain qualified employees and key personnel;

(ix)	adverse effects of increased competition;

(x)	changes in consumer behavior, including as a result of general economic factors, such as increased inflation, recessionary factors, higher energy prices and higher interest rates;

(xi)	difficulties and/or delays adversely impacting our ability to protect our intellectual property;

(xii)	local, industry and general business and economic conditions;

(xiii)	unanticipated adverse effects on our business, prospects, results of operations, financial condition, cash flows and/or liquidity as a result of unexpected developments with respect to our legal proceedings;

(xiv)	difficulties, delays or our inability to successfully complete any cost reduction and restructuring initiatives, which could reduce the benefits realized from such activities;

(xv)	higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments as a result of, among other things, legal requirements in applicable foreign jurisdictions; and/or less than anticipated annualized cost reductions from our plans and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected costs to achieve the expected cost reductions;

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

iv

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,378,937	$4,993,390
Accounts receivable, net	1,668,332	2,243,619
Prepaid expenses and other current assets	756,769	350,487
Total Current Assets	7,804,038	7,587,496
Property and equipment, net	54,514	32,853
Operating lease right of use assets	256,753	22,710
Deferred tax asset	492,934	492,934
Other non-current assets	95,774	60,530
Intangible assets, net	4,740,163	3,771,543
Total Assets	$13,444,176	$11,968,066

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$364,541	$918,280
Accrued expenses and other current liabilities	1,444,180	1,293,206
Deferred revenue	1,558,079	1,133,382
Due to related parties	3,566	3,371
Note payable	196,400	-
Operating lease liabilities – current portion	45,563	17,575
Total Current Liabilities	3,612,329	3,365,814
Operating lease liabilities, non-current	196,703	-
Deferred tax liability	269,188	222,833
Line of credit	1,200,000	-
Other non-current liabilities	-	798,188
Total Liabilities	5,278,220	4,386,835

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; none issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; authorized 100,000,000 shares; 5,493,197 shares issued and 4,588,802 shares outstanding as of September 30, 2026; 5,078,450 shares issued and outstanding as of December 31, 2025	545	504
Class B common stock, $0.0001 par value; authorized 7,000,000 shares; 0 and 700,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	70
Additional paid-in capital	97,902,924	95,691,531
Treasury stock, at cost; 904,395 and 0 shares as of September 30, 2026 and December 31, 2025, respectively	(3,717,063)	-
Accumulated deficit	(84,294,125)	(85,339,803)
Accumulated other comprehensive loss	(3,301,146)	(3,576,620)
Total Stockholders’ Equity Attributable to Motorsport Games Inc.	6,591,135	6,775,682
Non-controlling interest	1,574,821	805,549
Total Stockholders’ Equity	8,165,956	7,581,231
Total Liabilities and Stockholders’ Equity	$13,444,176	$11,968,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues [1]	$3,775,429	$3,100,018	$11,346,680	$7,450,311
Cost of revenues	451,429	597,817	1,612,994	1,518,090
Gross profit	3,324,000	2,502,201	9,733,686	5,932,221

Operating expenses:
Sales and marketing	237,005	136,024	638,674	360,032
Development	112,589	418,912	1,364,154	1,291,208
General and administrative [2]	1,749,092	1,142,867	4,769,104	3,176,389
Impairment of intangible assets	-	-	27,928	-
Depreciation and amortization	7,520	9,450	21,347	39,273
Total operating expenses	2,106,206	1,707,253	6,821,207	4,866,902
Other operating income	-	4,000	-	1,608,497
Income from operations	1,217,794	798,948	2,912,479	2,673,816
Interest expense, net	(23,922)	(1,434)	(43,018)	(19,184)
Other (expense) income, net	(63,875)	(28,977)	(544,692)	3,374,690
Income before provision for income taxes	1,129,997	768,537	2,324,769	6,029,322
Provision for income taxes	451,870	-	451,870	-
Net income	678,127	768,537	1,872,899	6,029,322
Less: Net income (loss) attributable to non-controlling interest	349,739	(20,759)	827,221	(59,432)
Net income attributable to Motorsport Games Inc.	$328,388	$789,296	$1,045,678	$6,088,754

Net income attributable to Class A common stock per share:
Basic	$0.07	$0.14	$0.21	$1.32
Diluted	$0.06	$0.14	$0.19	$1.32

Weighted-average shares of Class A common stock outstanding:
Basic [3]	4,841,894	5,456,286	5,017,342	4,615,460
Diluted	5,365,317	5,456,286	5,367,166	4,615,460

[1]	Includes related party revenues of $0 and $18,500 for the three months ended September 30, 2026 and 2025, respectively. Includes related party revenues of $11,000 and $43,500 for the nine months ended September 30, 2026 and 2025, respectively.

[2]	Includes related party expenses of $0 and $10,500 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $85,500 for the nine months ended September 30, 2026 and 2025, respectively.

[3]	Includes weighted average pre-funded warrant shares. See Note 7 – Stockholders’ Equity for more information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$678,127	$768,537	$1,872,899	$6,029,322
Other comprehensive income (loss):
Foreign currency translation adjustments	32,865	456,058	217,525	(2,714,032)
Comprehensive income	710,992	1,224,595	2,090,424	3,315,290
Comprehensive income attributable to non-controlling interests	215,813	190,040	769,272	211,761
Comprehensive income attributable to Motorsport Games Inc.	$495,179	$1,034,555	$1,321,152	$3,103,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2026

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total - Stockholders’ Equity Attributable to Motorsport	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Games Inc.	Interest	Equity

Balance - January 1, 2026	5,078,450	$504	700,000	$70	-	$-	$95,691,531	$(85,339,803)	$(3,576,620)	$6,775,682	$805,549	$7,581,231
Other comprehensive (loss) income	-	-	-	-	-	-	-	-	(40,514)	(40,514)	64,534	24,020
Net income	-	-	-	-	-	-	-	315,827	-	315,827	635,746	951,573
Balance - March 31, 2026	5,078,450	504	700,000	70	-	-	95,691,531	(85,023,976)	(3,617,134)	7,050,995	1,505,829	8,556,824
Repurchase of Class A shares	-	-	-	-	904,395	(3,717,063)	-	-	-	(3,717,063)	-	(3,717,063)
Cancellation of Class B shares upon repurchase of Class A shares	-	-	(700,000)	(70)	-	-	70	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	149,197	149,197	11,443	160,640
Net income (loss)	-	-	-	-	-	-	-	401,463	-	401,463	(158,264)	243,199
Balance - June 30, 2026	5,078,450	$504	-	-	904,395	(3,717,063)	95,691,601	(84,622,513)	(3,467,937)	3,884,592	1,359,008	5,243,600
Stock-based compensation	-	-	-	-	-	-	426,188	-	-	426,188	-	426,188
Replacement of director compensation obligations with grant of restricted stock units	-	-	-	-	-	-	885,175	-	-	885,175	-	885,175
Issuance of Class A common stock upon exercise of warrants	414,747	41	-	-	-	-	899,960	-	-	900,001	-	900,001
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	166,791	166,791	(133,926)	32,865
Net income	-	-	-	-	-	-	-	328,388	-	328,388	349,739	678,127
Balance – September 30, 2026	5,493,197	$545	-	$-	904,395	$(3,717,063)	$97,902,924	$(84,294,125)	$(3,301,146)	$6,591,135	$1,574,821	$8,165,956

	For the Three and Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Motorsport	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Games Inc.	Interest	Equity
Balance – January 1, 2025	3,183,558	$315	700,000	$70	$93,438,177	$(92,267,870)	$(674,434)	$496,258	$729,744	$1,226,002
Other comprehensive income (loss)	-	-	-	-	-	-	(888,880)	(888,880)	57,150	(831,730)
Net income (loss)	-	-	-	-	-	1,041,058	-	1,041,058	(18,445)	1,022,613
Balance – March 31, 2025	3,183,558	$315	700,000	$70	$93,438,177	$(91,226,812)	$(1,563,314)	$648,436	$768,449	$1,416,885
Issuance of common stock and pre-funded warrant, net	1,894,892	189	-	-	2,253,354	-	-	2,253,543	-	2,253,543
Other comprehensive income (loss)	-	-	-	-	-	-	(2,341,604)	(2,341,604)	3,244	(2,338,360)
Net income (loss)	-	-	-	-	-	4,258,400	-	4,258,400	(20,228)	4,238,172
Balance – June 30, 2025	5,078,450	504	700,000	70	$95,691,531	(86,968,412)	(3,904,918)	4,818,775	751,465	5,570,240
Other comprehensive income	-	-	-	-	-	-	245,259	245,259	210,799	456,058
Net income (loss)	-	-	-	-	-	789,296	-	789,296	(20,759)	768,537
Balance – September 30, 2025	5,078,450	$504	700,000	$70	$95,691,531	$(86,179,116)	$(3,659,659)	$5,853,330	$941,505	$6,794,835

MOTORSPORT GAMES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,872,899	$6,029,322
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from settlement of purchase commitment liabilities	-	(175,460)
Loss (gain) on foreign currency exchange rates	364,664	(3,334,533)
Depreciation and amortization	605,727	795,387
Purchase commitment and license liability interest accretion	-	7,262
Non-cash operating lease expense	24,399	22,195
Stock-based compensation	522,552	-
Impairment of intangible assets	27,928	-
Deferred income taxes	46,543	-
Changes in assets and liabilities:
Accounts receivable	565,323	79,092
Operating lease liabilities	(33,597)	(23,122)
Prepaid expenses and other assets	56,217	268,880
Accounts payable	(546,948)	(2,042,979)
Due to related parties	-	(13,310)
Deferred revenue	460,751	721,372
Accrued expenses and other liabilities	84,304	482,184
Net cash provided by operating activities	$4,050,762	$2,816,290

Cash flows from investing activities:
Investment in internally-developed software	(1,668,510)	(673,021)
Purchase of property and equipment	(43,573)	(3,865)
Net cash used in investing activities	$(1,712,083)	$(676,886)

Cash flows from financing activities:
Proceeds from line of credit	1,200,000	-
Proceeds from exercise of warrants	900,001	-
Payments on notes payable	(306,429)	(484,183)
Repurchase of stock	(3,717,063)	-
Repayments of purchase commitment liabilities	-	(750,000)
Equity issuance costs	-	(96,268)
Proceeds from issuance of common stock and pre-funded warrant from private placement offering, net	-	2,349,811
Net cash (used in) provided by financing activities	$(1,923,491)	$1,019,360

Effect of exchange rate changes on cash and cash equivalents	(29,641)	110,655

Net increase in cash and cash equivalents	385,547	3,269,419

Total cash and cash equivalents at beginning of the period	$4,993,390	$859,271

Total cash and cash equivalents at the end of the period	$5,378,937	$4,128,690

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$43,875	$12,131
Income taxes	$452,187	$-
Non-cash Investing and Financing Activities:
Issuance of note payable for payment of prepaid expenses	$450,338	$412,080
Replacement of director compensation obligations with grant of restricted stock units	$885,175	$-
ROU asset obtained in exchange for lease liability	$260,385	$-
Cancellation of Class B shares	$70	$-

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

Liquidity

The Company had net income of $1.9 million and generated cash flows from operations of $4.1 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had an accumulated deficit of $84.3 million, working capital of $4.2 million, and cash and cash equivalents of $5.4 million.

The Company expects that its cash on hand, cash to be generated from operations and availability on its line of credit will fund its operations for at least one year from the date the condensed consolidated financial statements are issued.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related disclosures as of December 31, 2025 and 2024 and for the years then ended which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2026.

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

Revisions and Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the presentation of these condensed consolidated financial statements. Deferred revenue is now separately presented from accrued expenses and other current liabilities on the accompanying condensed consolidated statements of cash flows. In addition, the Company has revised the statement of cash flows for the nine months ended September 30, 2025 to revise the presentation of net cash provided by financing activities to include payments on notes payable that was previously included in cash flows from operating activities. As a result, net cash provided by operating activities increased by $0.5 million and net cash provided by financing activities decreased by $0.5 million during the nine months ended September 30, 2025. These reclassifications had no effect on the prior period’s results of operations.

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

Provision for Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2026 was approximately 40.0% and 19.4%, respectively. Provision for income taxes primarily relates to corporate tax expenses incurred by Studio397 B.V, a wholly owned subsidiary of the Company, which mainly generated profit from foreign currency gains.

Net Income Per Common Share

Shares of Class B common stock have no economic rights under the Company’s Certificate of Incorporation and are excluded from the calculation of basic and diluted net income per share. All Class B shares were cancelled on April 22, 2026. Basic net income per Class A common share is computed by dividing net income attributable to Motorsport Games Inc. by the weighted average number of shares of Class A common stock outstanding during each period. Diluted net income per Class A common share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, warrants, unvested restricted stock units and performance stock units (“PSUs”), which would result in the issuance of incremental shares of Class A common stock. The Company analyzes the potential dilutive impact of options, warrants, unvested restricted stock units and PSUs under the treasury stock method; PSUs, which are contingently issuable, are included only to the extent the shares would be issuable if the end of the reporting period were the end of the performance period.

The Company calculated basic and diluted net income per Class A common share as follows for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026	2025
Numerator:
Net income attributable to Motorsport Games Inc.	$328,388	$789,296

Denominator:
Weighted average Class A common shares outstanding – basic (1)	4,841,894	5,456,286

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	32,867	-
Unvested restricted stock units, treasury stock method	145,981	-
Assumed exercise of warrants, treasury stock method	344,575	-
Weighted average dilutive potential common shares	523,423	-

Weighted average Class A common shares outstanding - diluted	5,365,317	5,456,286

Net income per Class A common share - basic	$0.07	$0.14
Net income per Class A common share - diluted	$0.06	$0.14

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	For the Nine Months Ended September 30,
	2026	2025
Numerator:
Net income attributable to Motorsport Games Inc.	$1,045,678	$6,088,754

Denominator:
Weighted average Class A common shares outstanding – basic (1)	5,017,342	4,615,460

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	30,260	-
Unvested restricted stock units, treasury stock method	49,195	-
Assumed exercise of warrants, treasury stock method	270,369	-
Weighted average dilutive potential common shares	349,824	-

Weighted average Class A common shares outstanding - diluted	5,367,166	4,615,460

Net income per Class A common share - basic	$0.21	$1.32
Net income per Class A common share - diluted	$0.19	$1.32

(1)	Includes the weighted average number of 377,836 shares issuable upon the exercise of pre-funded warrants issued on April 11, 2025. For the three and nine months ended September 30, 2026, also includes a weighted average of 28,532 and 9,615 shares, respectively, underlying 41,666 restricted stock units that vested on July 30, 2026 for which shares of Class A common stock had not been issued as of September 30, 2026.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025 (3)	2026	2025 (3)
Stock options (1)	40,626	117,876	40,626	117,876
Warrants (2)	33,574	33,574	33,574	33,574
Restricted Stock Units	8,333	-	8,333	-
Total	82,533	151,450	82,533	151,450

(1)	Represents stock options excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

(2)	Represents warrants excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive and excludes pre-funded warrants which are included in basic weighted average shares outstanding.

(3)	The number of stock options outstanding as of September 30, 2025 was previously reported as 96,828, but has been revised to 117,876 to correct the prior-period treatment of 21,394 shares of restricted Class A common stock granted outside of the MSGM 2021 Stock Plan in June 2023 as option forfeitures.

Contingently issuable PSUs are excluded from the calculation of basic and diluted weighted average shares outstanding, because the market condition had not yet been met as of September 30, 2026.

Recently Issued Accounting Standards

As an emerging growth company (“EGC”), the Company may, under the Jumpstart Our Business Startups Act (“JOBS Act”) delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company will no longer be considered an EGC as of December 31, 2026. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

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

Intangible Assets

The following is a summary of intangible assets as of September 30, 2026:

	Licensing Agreements (Finite)	Software (Finite)	Trade Names (Indefinite)	Accumulated Amortization	Total
Balance as of January 1, 2026	$1,663,507	$7,449,032	$219,516	$(5,560,512)	$3,771,543
Amortization expense	-	-	-	(584,380)	(584,380)
Additions	-	1,668,510	-	-	1,668,510
Impairment (1)	-	-	(27,928)	-	(27,928)
Foreign currency translation adjustments	(53,963)	(205,054)	985	170,450	(87,582)
Balance as of September 30, 2026	$1,609,544	$8,912,488	$192,573	$(5,974,442)	$4,740,163

Weighted average remaining amortization period at September 30, 2026	14.5	3.2

(1)	The impairment relates to a web domain no longer used.

Accumulated amortization of intangible assets consists of the following:

	Licensing Agreements (Finite)	Software (Finite)	Accumulated Amortization
Balance as of January 1, 2026	$415,879	$5,144,633	$5,560,512
Amortization expense	61,660	522,720	584,380
Foreign currency translation adjustment	(12,928)	(157,522)	(170,450)
Balance as of September 30, 2026	$464,611	$5,509,831	$5,974,442

Estimated aggregate amortization expense of intangible assets for the next five years and thereafter is as follows:

For the Years Ending December 31,	Total
2026 (remaining period)	$203,705
2027	1,085,358
2028	1,179,212
2029	761,589
2030	493,048
Thereafter	824,678
$4,547,590

The Company has updated the useful life estimate for its software technology prospectively effective January 1, 2026, which is being amortized over a period of five years to account for its continued use. The effect of this change was a reduction in amortization expense of approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2026, respectively, and is expected to reduce amortization expense for 2026 by approximately $0.7 million.

Amortization expense related to intangible assets was approximately $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $0.6 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued royalties	$285,227	$366,677
Accrued professional fees	68,765	60,421
Accrued development costs	143,226	93,145
Accrued taxes	177,942	122,633
Accrued payroll	760,384	570,123
Accrued other	8,636	80,207
Total	$1,444,180	$1,293,206

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

Revenue recognized in the period from amounts included in contract liability at the beginning of the period was approximately $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $1.1 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 5 – LINE OF CREDIT

On February 20, 2026, the Company entered into a business loan agreement with Citibank, N.A. (“Citibank”), and on June 15, 2026 the Company entered into an Amendment to the Business Loan Agreement (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, Citibank provided the Company with a revolving line of credit of up to $3.0 million at an interest rate equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.25%, subject to increase upon an event of default. The Adjusted Term SOFR has a floor of 0.75%. The revolving line of credit is evidenced by a promissory note that the Company issued to Citibank on February 20, 2026, which the Company amended on June 15, 2026 (as amended, the “Citibank Promissory Note”), in the principal amount of up to $3.0 million. The Citibank Promissory Note has a stated maturity date of February 20, 2028. The Company also entered into a commercial security agreement pursuant to which Citibank was granted a lien on substantially all of the Company’s assets.

The Credit Agreement includes certain affirmative covenants related to conducting the Company’s business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any other liens or security interests on the Company’s assets. The Credit Agreement also contains events of default, including failure to make payments under the Citibank Promissory Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Citibank Promissory Note or any related document, defaults under other loans, extension of credit or security agreement and any change in the ownership of twenty-five percent (25%) or more of the Company’s common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable. The Company incurred approximately $18,000 and $32,000 in interest charges under the Credit Agreement during the three and nine months ended September 30, 2026, respectively. The Share Repurchase Agreement entered into with Driven Lifestyle Group LLC (“Driven Lifestyle”) on April 22, 2026, did not result in a default under the Credit Agreement. See Note 6 – Related Party Transactions.

As of September 30, 2026, the balance due to Citibank under the Credit Agreement was $1.2 million and there was $1.8 million of available capacity. The Company is currently in compliance with all covenants related to the Credit Agreement.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Revenue and Receivable - Pimax Innovation Co. Limited

In February 2026, the Company recorded approximately $11,000 worth of gaming revenues from Pimax Innovation Co. Limited, an affiliate of a significant minority shareholder of the Company. As of September 30, 2026, there was no balance due from Pimax Innovation Co. Limited.

Other Related Party Transactions – Driven Lifestyle Group LLC

The Company had other related party payables outstanding as of September 30, 2026 and December 31, 2025. Specifically, the Company owed approximately $4,000 and $3,000 to Driven Lifestyle as a related party payable as of September 30, 2026 and December 31, 2025, respectively. During the three months ended September 30, 2026 and 2025, approximately $0 was paid to Driven Lifestyle in settlement of related party payables. During the nine months ended September 30, 2026 and 2025, approximately $0 and $0.1 million was paid to Driven Lifestyle in settlement of related party payables, respectively.

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

For the nine months ended September 30, 2026 and 2025, the Company incurred $0 and $85,500, respectively, in fees in connection with the Backoffice Services Agreement. For the three months ended September 30, 2026 and 2025, the Company incurred $0 and $10,500, respectively, in fees in connection with the Backoffice Services Agreement, which is presented in general and administrative expenses within the condensed consolidated statements of operations.

Share Repurchase Agreement

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Class A and B Common Stock

As of September 30, 2026, the Company had 4,588,802 shares of Class A common stock and no shares of Class B common stock outstanding. On April 22, 2026, pursuant to the Agreement with Driven Lifestyle, all shares of Class B common stock outstanding were cancelled.

Preferred Stock

On July 22, 2026, the Board of Directors adopted a preferred stock rights agreement (the “Rights Agreement”) with ClearTrust, LLC, as rights agent. In connection with the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (each, a “Right”) for each outstanding share of Class A common stock to stockholders of record as of the close of business on August 3, 2026. The Rights are exercisable only after a person or group, other than the Company and certain exempt persons, becomes the beneficial owner of 12.5% or more of the Class A common stock. Beneficial ownership, as defined in the Rights Agreement, includes certain derivative arrangements. The significant dilution caused by the exercise of the Rights makes an unsolicited acquisition of the Company prohibitively expensive without approval from the Company’s Board of Directors. Each Right entitles its registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.0001 per share, of the Company at a purchase price of $25.00 per Right, subject to adjustment. The Rights will attach to any shares of common stock that become outstanding after the Record Date and prior to the earlier of the Distribution Time (as defined in the Rights Agreement), the Redemption Date (as defined in the Rights Agreement), the Final Expiration Time (as defined in the Rights Agreement), and in certain other circumstances described in the Rights Agreement.

On July 22, 2026, the Board adopted a Certificate of Designations of Series A Participating Preferred Stock, which sets forth the rights, powers and preferences of that series. The Certificate of Designations was filed with the Delaware Secretary of State on July 23, 2026. The Series A Preferred Stock have a par value of $0.0001 per share, and there are 50,000 shares constituting the Series A Preferred Stock, with none issued and outstanding as of September 30, 2026. A copy of the Certificate of Designations is attached as an exhibit to the Company’s Form 8-K filed on July 23, 2026, and is incorporated herein by reference.

Warrants

The Company had the following warrants outstanding as of September 30, 2026 (excluding pre-funded warrants described below), all of which are equity-classified:

	Offering Date	Warrants Outstanding	Warrant Strike Price	Remaining Term (in years)
Registered direct offering 1	February 1, 2023	10,981	$26.75	1.3
Registered direct offering 2	February 2, 2023	8,662	$29.38	1.3
Registered direct offering 3	February 3, 2023	13,931	$21.74	1.3
Series A	July 26, 2024	460,830	$2.17	5.1	(a)
Series B	July 26, 2024	46,083	$2.17	1.1	(a)
Placement Agent	July 26, 2024	27,650	$2.71	2.8	(a)

(a)	The warrants became exercisable on April 23, 2026, which represents the effective date of the stockholder approval for the issuance of the shares of Class A common stock issuable upon exercise of the warrants. As a result of the action taken by the Company’s stockholders at the Company’s 2026 Annual Meeting, the Series A Warrants will expire on October 23, 2031, the Series B Warrants will expire on October 25, 2027 and the Placement Agent Warrants will expire on July 26, 2029.

On August 4, 2026, Series B Warrants to purchase 414,747 shares of Class A Common Stock that were previously outstanding as of June 30, 2026 were exercised. The Company received proceeds of $900,001 from the exercise of these warrants on August 4, 2026.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock and Pre-Funded Warrant

On April 11, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in a private placement of the following securities for aggregate gross proceeds of approximately $2.5 million: (i) 1,894,892 shares of the Company’s Class A Common Stock, par value $0.0001 and (ii) the Pre-Funded Warrant to purchase up to 377,836 shares of Class A Common Stock at an exercise price of $0.0001 per share (the “Pre-Funded Warrant”). The purchase price for one share of Class A Common Stock was $1.10 and the purchase price for one pre-funded warrant was $1.0999 per share. The Company received net proceeds of approximately $2.35 million from the private placement, after deducting offering expenses paid by the Company. As of September 30, 2026, the Pre-Funded Warrant has not been exercised.

NOTE 8 – SHARE-BASED COMPENSATION

On January 12, 2021, in connection with its initial public offering, Motorsport Games established the Motorsport Games Inc. 2021 Equity Incentive Plan (the “MSGM 2021 Stock Plan”). The MSGM 2021 Stock Plan provides for the grant of options, stock appreciation rights, restricted stock awards, performance share awards and restricted stock unit awards, and initially authorized 100,000 shares of Class A common stock to be available for issuance. On April 23, 2026, the Company’s stockholders approved an amendment to the MSGM 2021 Stock Plan to increase the number of shares of Class A common stock available for issuance from 100,000 to 600,000. As of September 30, 2026, there were 63,566 shares of Class A common stock available for issuance under the MSGM 2021 Stock Plan. Shares issued in connection with awards made under the MSGM 2021 Stock Plan are generally issued as new issuances of Class A common stock.

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

On August 29, 2025, the Board of Directors unanimously acknowledged and approved that the Company would remain legally obligated to issue any prior equity compensation owed to each non-employee director under the policy and not granted, or to settle such obligations in cash or other consideration acceptable to the director, in each case upon a change of control of the Company (as defined in the MSGM 2021 Stock Plan) or if a director ceases to serve on the Board of Directors for any reason other than for cause (as defined in the MSGM 2021 Stock Plan). Because the obligations could be settled in cash, the Company classified these obligations as liabilities through July 30, 2026. The fair value of each award was remeasured at each reporting date and on July 30, 2026 using a Black-Scholes option-pricing model with assumptions as of the applicable measurement date, and the cumulative compensation cost recognized at each measurement date equaled the proportion of the requisite service period rendered through that date multiplied by the remeasured fair value of the award. The cumulative liability was presented within other non-current liabilities on the condensed consolidated balance sheets, and changes in the cumulative liability between reporting dates were recognized in general and administrative expense in the condensed consolidated statements of operations.

Prior to April 23, 2026, the Company had not granted the annual non-employee director stock option awards contemplated by the above policy because there were not enough authorized shares in the MSGM 2021 Stock Plan. On April 23, 2026, the Company’s stockholders approved an amendment to the MSGM 2021 Stock Plan to increase the number of shares of Class A common stock available for issuance from 100,000 to 600,000. On July 30, 2026, the Company granted restricted stock units to the non-employee directors in satisfaction of all prior obligations related to annual non-employee director stock option awards. As of September 30, 2026 and December 31, 2025, the cumulative liability for the non-employee director compensation obligations described above was $0 and $789,320, respectively.

On July 30, 2026, the Company granted an aggregate of 273,934 restricted stock units to the Board of Directors, in satisfaction of the equity compensation previously owed to each non-employee director under the policy described above. Each restricted stock unit represents a contingent right to receive one share of Class A Common Stock and vests on January 1, 2027 (or, for one director, 50% on January 1, 2027 and 50% on July 1, 2027), or earlier upon the occurrence of a change of control, as defined, subject to the director’s continued service through the applicable vesting date. Prior to the grant date, the director compensation liability was remeasured to its fair value of $1,406,213, and upon grant of the new restricted stock units, the fair value related to the cumulative requisite service period through July 30, 2026 of $885,175 was recorded in additional paid-in capital, the liability was eliminated and compensation expense was reduced by $521,038 for the three months ended September 30, 2026.

The restricted stock units are equity-classified and the replacement award was measured at its grant-date fair value of $1,246,400, based on the $4.55 closing price of the Class A common stock on the grant date. Because the restricted stock units replaced the original awards before a grant date had occurred, the Company adjusted cumulative compensation cost to the replacement measure attributed from each original award’s service inception date (its award date under the policy) through the vesting dates of the restricted stock units, which resulted in $885,175 being recorded in additional paid-in capital on the grant date. The Company recognized $130,083 of compensation expense related to the new restricted stock unit director awards from the grant date through September 30, 2026, leaving the remaining fair value of the new restricted stock units of $231,142 as of September 30, 2026 to be recognized as compensation expense through July 1, 2027.

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Executive Officer Awards

On July 30, 2026, the Company granted 137,500 time-based restricted stock units and 25,000 PSUs to its executive officers under the MSGM 2021 Stock Plan (the “Officer Awards”). Each award represents a contingent right to receive one share of Class A common stock. Of the time-based restricted stock units, 41,666 vested on the grant date, 83,334 vest in two equal installments on January 30, 2027 and July 30, 2027, and 12,500 vest in three equal annual installments through July 30, 2029, subject to continued employment. As of September 30, 2026, the shares of Class A common stock underlying the 41,666 vested restricted stock units had not been issued; these shares are included in basic weighted average shares outstanding from the vesting date. The PSUs are earned based on the total shareholder return of the Class A common stock measured over three annual periods. Earned PSUs vest on July 30, 2029, subject to continued employment. The awards are equity-classified and are measured at grant-date fair value. The grant-date fair value of the time-based restricted stock units of $4.55 per unit was based on the closing price of the Class A common stock on the grant date, and compensation expense is recognized on a tranche-by-tranche basis over the requisite service period of each vesting tranche. Because the PSUs contain a market condition, their grant-date fair value is determined using a Monte Carlo simulation and compensation expense is recognized on a straight-line basis over the three-year requisite service period, regardless of whether the market condition is achieved. The grant-date fair value of the PSUs of $3.21 per unit was estimated using a Monte Carlo simulation with the following assumptions: grant-date share price of $4.55, expected volatility of 119.5%, risk-free interest rate of 4.30%, performance period of 3.0 years and expected dividend yield of zero. During the three and nine months ended September 30, 2026, the Company recognized $296,613 of stock compensation expense related to the Officer Awards.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Restricted stock units granted (1)	411,434	$4.55
Vested	(41,666)	$4.55
Nonvested at September 30, 2026	369,768	$4.55

(1)	Includes 273,934 in replacement director awards.

The following table summarizes PSU activity for the nine months ended September 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Performance stock units granted	25,000	$3.21
Vested	-	$-
Nonvested at September 30, 2026	25,000	$3.21

Fair Value Valuation Assumptions

The fair value of the stock options and stock appreciation rights is estimated using the Black-Scholes option pricing model. The estimation of fair value for these awards is affected by subjective and complex variables, which are typically based on historical information. Judgment is required to determine if historical trends are indicators of future outcomes.

Key assumptions of the Black-Scholes option pricing model are the risk-free interest rate, expected volatility, expected term and expected dividends. The Company determined the risk-free interest rate using U.S. Treasury yields in effect at the grant date (or, for liability-classified awards, at each measurement date) that matched the expected term of the options. Expected volatility is based on a combination of historical stock price volatility, as well as implied volatilities, of comparable publicly traded companies with operations similar to Motorsport Games over a 10-year period, consistent with the contractual term of the options. The Company calculated the expected term using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14 (“SAB Topic 14”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. The dividend yield was zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Share-based compensation expense is adjusted for forfeitures, which are accounted for as they occur.

The following table presents the weighted-average assumptions, weighted average fair value, and the range of expected price volatility used in determining the fair value of the non-employee director liability-classified awards as of July 30, 2026 (the date the awards were replaced by restricted stock units) and December 31, 2025:

	As of July 30, 2026	As of December 31, 2025
Risk-free interest rate	4.34 – 4.38%	3.73%
Expected volatility	112%	90 - 160%
Weighted-average volatility	112%	115%
Expected term	3.70 – 5.22 years	4.00 - 5.48 years
Expected dividends	None	None
Weighted-average fair value per share	$3.96	$2.73

Fair Value Hierarchy

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
As of September 30, 2026:
Non-employee director compensation awards	$-	$-	$-	$-

As of December 31, 2025:
Non-employee director compensation awards	$-	$-	$789,320	$789,320

A reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Balance at January 1, 2026	$789,320
Non-cash director compensation (see Stock-Based Compensation below)	616,893
Reversal of compensation expense as a result of replacement awards	(521,038)
Reclassification of liability to additional paid-in capital upon grant of restricted stock units	(885,175)
Balance at September 30, 2026	$-

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation expense, net, was $109,877 and $522,552 for the three and nine months ended September 30, 2026, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. There was no stock-based compensation expense for the three and nine months ended September 30, 2025. Net stock-based compensation expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Equity-classified awards	$426,188	$426,188
Liability-classified awards	(316,311)	96,364
Total	$109,877	$522,552

The net benefit from liability-classified awards for the three months ended September 30, 2026 resulted from the remeasurement of the director compensation liability upon the grant of the new restricted stock units (see Non-Employee Director Compensation Award, above).

As of September 30, 2026, total unrecognized share-based compensation expense related to restricted stock units was $565,200, which is expected to be recognized over a weighted-average period of approximately 0.6 years. As of September 30, 2026, total unrecognized share-based compensation expense related to the PSUs was $75,710, which is expected to be recognized over a period of approximately 2.8 years.

The Company did not issue stock options under its MSGM 2021 Stock Plan during the nine months ended September 30, 2026. As of September 30, 2026, there were 117,876 options outstanding under the MSGM 2021 Stock Plan with a weighted average exercise price of $12.28. There was no stock option activity during the nine months ended September 30, 2026. The number of options outstanding and the weighted average exercise price as of December 31, 2025 were previously reported as 96,828 and $61.76, respectively, and have been revised to 117,876 and $12.28, respectively, primarily to correct the prior-period treatment of 21,394 shares of restricted Class A common stock granted outside of the MSGM 2021 Stock Plan in June 2023 as option forfeitures. As of September 30, 2026, all outstanding options were exercisable and had a weighted average remaining contractual term of 6.9 years and an aggregate intrinsic value of $183,218. The majority of the options issued under the MSGM 2021 Stock Plan have time-based vesting schedules, typically vesting ratably over a three-year period. Certain stock option awards differed from this vesting schedule. All stock options issued under the MSGM 2021 Stock Plan expire 10 years from the grant date.

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

Commitments

On January 25, 2021, the Company entered into an amendment (the “Le Mans Amendment”) to the Le Mans Esports Series Ltd joint venture agreement, which resulted in an increase of the Company’s ownership interest in the Le Mans Esports Series Ltd joint venture from 45% to 51%. Additionally, through certain multi-year licensing agreements that were entered into in connection with the Le Mans Amendment, the Company secured the rights to be the exclusive video game developer and publisher for the 24 Hours of Le Mans race and the WEC, as well as the rights to create and organize esports leagues and events for the 24 Hours of Le Mans race, the WEC and the 24 Hours of Le Mans Virtual event. In exchange for certain of these license rights, the Company agreed to fund up to €8,000,000 (approximately $9,087,000 as of September 30, 2026) as needed for development of the video game products, which has been fully funded as of September 30, 2026. The Company is obligated to pay ACO an annual royalty payment of €250,000 beginning from the time of the launch of the first video game product and continuing through each anniversary thereof for the term of the license. Further, pursuant to the Le Mans Amendment, the Company has a right to priority distribution of profits to recoup the additional funding and royalty payments made by the Company under the Le Mans Gaming License, which are accounted for through the noncontrolling interest allocation. See Note 3 – Intangible Assets for additional information.

Lease

On July 8, 2026, the Company entered into an extension agreement to renew its lease for office space in the United Kingdom, effective September 3, 2026. Lease payments of £11,464 (approximately $15,224) are due quarterly (£3,821 or $5,074 per month). The lease extension expires on August 31, 2031.

A summary of the Company’s right-of-use asset and lease liability related to the lease is as follows.

For the Nine Months ended September 30, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,204

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$260,385

Weighted Average Remaining Lease Term (Years)
Operating leases	4.9

Weighted Average Discount Rate
Operating leases	7.0%

Motorsport Games Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Years Ending December 31,	Minimum Lease Payments
2026 (three months)	$15,224
2027	60,895
2028	60,895
2029	60,895
2030	60,895
2031	27,069
Total future minimum lease payments	285,873
Less: Imputed interest	(43,607)
Present value of lease liabilities	242,266
Less: current portion	(45,563)
Lease liabilities, non-current portion	$196,703

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

The Company is required to pay Epic a license fee royalty payment equal to 5% of product revenue, as defined in the licensing agreement. During the nine months ended September 30, 2026 and 2025, the Company incurred royalties of approximately $12,000 and $11,000, respectively, and during the three months ended September 30, 2026 and 2025, incurred royalties of approximately $4,000 in each period under the agreement. Pursuant to the terms of the agreement, the Company had the right to actively develop new or existing authorized products during a 5-year period, which ended on August 11, 2025.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
Customer A	69.3%	56.6%	58.9%	61.1%
Customer B	19.0%	23.1%	19.2%	20.1%
Customer C	11.5%	* %	11.0%	* %
Total	99.8%	79.7%	89.1%	81.2%

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s trade accounts receivable as of:

Customer	September 30, 2026	December 31, 2025
Customer A	50.6%	46.9%
Customer B	22.9%	29.5%
Customer C	*	11.8%
Customer D	*	10.2%
Total	73.5%	98.4%

Supplier Concentrations

The following table sets forth information as to the suppliers that accounted for 10% or more of the Company’s cost of revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2026	2025	2026	2025
Supplier A	19.5%	16.4%	16.2%	10.5%
Supplier B	15.3%	12.0%	13.1%	14.1%
Total	34.8%	28.4%	29.3%	24.6%

*	Less than 10%.

A reduction in sales from or loss of these customers or suppliers, in a significant amount, would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 11 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products and services sold by the Company. The products and services from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2026 and 2025 were (i) the development and publishing of interactive racing video games, entertainment content and services (the “Gaming segment”); and (ii) the organization and facilitation of esports tournaments, competitions and events for the Company’s licensed racing games as well as on behalf of third-party video game racing series and other video game publishers (the “Esports segment”). The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2026 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, all revenues are earned from external customers.

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

Segment information available with respect to these reportable business segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Gaming	$3,649,818	$3,100,018	$11,184,792	$7,450,311
Esports	125,611	-	161,888	-
Total Revenues	$3,775,429	$3,100,018	$11,346,680	$7,450,311

Cost of Revenues:
Gaming	$426,769	$597,817	$1,523,183	$1,518,090
Esports	24,660	-	89,811	-
Total Cost of Revenues	$451,429	$597,817	$1,612,994	$1,518,090

Gross Profit:
Gaming	$3,223,049	$2,502,201	$9,661,609	$5,932,221
Esports	100,951	-	72,077	-
Total Gross Profit	$3,324,000	$2,502,201	$9,733,686	$5,932,221

Sales and Marketing Expenses:
Gaming	$216,722	$135,422	$617,058	$359,430
Esports	20,283	602	21,616	602
Total Sales and Marketing Expenses	$237,005	$136,024	$638,674	$360,032

Development Expenses:
Gaming	$112,589	$418,912	$1,262,982	$1,291,208
Esports	-	-	101,172	-
Total Development Expenses	$112,589	$418,912	$1,364,154	$1,291,208

General and Administrative Expenses:
Gaming	$1,746,537	$1,142,867	$4,761,445	$3,158,374
Esports	2,555	-	7,659	18,015
Total General and Administrative Expenses	$1,749,092	$1,142,867	$4,769,104	$3,176,389

Impairment of Intangible Assets:
Gaming	$-	$-	$27,928	$-
Esports	-	-	-	-
Total Impairment of Intangible Assets	$-	$-	$27,928	$-

Depreciation and Amortization:
Gaming	$5,309	$3,833	$14,610	$21,143
Esports	2,211	5,617	6,737	18,130
Total Depreciation and Amortization	$7,520	$9,450	$21,347	$39,273

Other Operating Income:
Gaming	$-	$4,000	$-	$1,608,497
Esports	-	-	-	-
Total Other Operating Income	$-	$4,000	$-	$1,608,497

Income (Loss) From Operations:
Gaming	$1,141,892	$805,167	$2,977,586	$2,710,563
Esports	75,902	(6,219)	(65,107)	(36,747)
Total Income From Operations	$1,217,794	$798,948	$2,912,479	$2,673,816

	September 30, 2026	December 31, 2025
Total Assets:
Gaming	$12,095,726	$10,424,054
Esports	1,348,450	1,544,012
Total Assets	$13,444,176	$11,968,066

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. There were no subsequent events requiring recognition or disclosure up to the date that the unaudited condensed consolidated financial statements were issued.

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

About Motorsport Games

Motorsport Games is a racing game developer, publisher and esports ecosystem provider of official motorsport racing series, including the iconic 24 Hours of Le Mans endurance race (“Le Mans”) and the associated FIA World Endurance Championship (the “WEC”). Our portfolio also includes the KartKraft karting simulation game, as well as Studio 397 B.V. (“Studio397”) and its rFactor 2 realistic racing simulator technology and platform. rFactor 2 also powers F1® Arcade through a partnership with Kindred Concepts. Our purpose is to make the thrill of motorsports accessible to everyone by creating the highest quality, most sophisticated and innovative experiences for racers, gamers and fans of all ages. Our products and services target a large global motorsport audience.

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

On February 20, 2024, we released Le Mans Ultimate on PC in early access. Le Mans Ultimate is the official game of the WEC and 24 Hours of Le Mans, and is the first officially licensed and dedicated 24 Hours of Le Mans video game release in over twenty years. On July 22, 2025, we released Le Mans Ultimate Version 1.0. This milestone marked the completion of the title’s Early Access phase and ushered in a new era of continued development and expansion for the official game of the FIA World Endurance Championship and the 24 Hours of Le Mans. As of October 31, 2026, we have sold more than two million combined units of our Le Mans Ultimate base game and individual pieces of DLC. Additionally, we achieved an all-time peak of 11,941 concurrent players for Le Mans Ultimate during a 24 Hours of Le Mans Special Event, run entirely on our proprietary RaceControl platform in October 2026.

Our revenue for the three months ended September 30, 2026, was approximately $3.8 million, an increase of 21.8% compared to the three months ended September 30, 2025, and an increase of 6.7% compared to the three months ended June 30, 2026. Our revenue for the nine months ended September 30, 2026, was approximately $11.3 million, an increase of 52.3% compared to the nine months ended September 30, 2025. Our gross profit margin for the three months ended September 30, 2026, was 88.0%, compared with 80.7% for the three months ended September 30, 2025, and 85.8% for the nine months ended September 30, 2026, compared with 79.6% for the nine months ended September 30, 2025. Our income from operations for the three months ended September 30, 2026, was approximately $1.2 million, an increase of 52.4% compared to the three months ended September 30, 2025. The most recent quarter represents the sixth consecutive quarter in which we reported positive operating income. For the nine months ended September 30, 2026, our operating income was approximately $2.9 million, compared with approximately $2.7 million for the nine months ended September 30, 2025.

We have pursued recurring revenues through the development of our RaceControl platform. RaceControl subscription revenue for the nine months ended September 30, 2026, was approximately $2.0 million, compared with approximately $0.7 million for the nine months ended September 30, 2025, an increase of 186.2%. RaceControl subscription revenue represented 17.3% of our total revenue for the nine months ended September 30, 2026, compared with 9.2% for the nine months ended September 30, 2025. Based on monthly recurring revenue for October 2026 of approximately $282,000, RaceControl is on track to generate approximately $3.4 million in annual recurring revenue, compared with approximately $2.9 million based on monthly recurring revenue of approximately $245,000 for July 2026. As of September 30, 2026, RaceControl had more than 45,000 paid subscribers, an increase of approximately 157% compared with September 30, 2025.

Recent Events

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

In connection with the adoption of the Rights Agreement, on July 22, 2026, our Board of Directors adopted a Certificate of Designations of Series A Participating Preferred Stock (the “Certificate of Designations”) setting forth the rights, powers, and preferences of the Series A Participating Preferred Stock, par value $0.0001 per share. The Certificate of Designations was filed with the Secretary of State of the State of Delaware on July 23, 2026. A copy of the Certificate of Designations is attached as an exhibit to the Company’s Form 8-K filed on July 23, 2026, and is incorporated herein by reference.

Amended and Restated Bylaws

On July 22, 2026, our Board of Directors determined to amend our Bylaws by adopting certain Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective as of such date. The Amended and Restated Bylaws modified provisions of the Bylaws including, but not limited to:

●	Conduct of Meetings: The Amended and Restated Bylaws provide that our Board of Directors or the presiding officer of any stockholders meeting has broad authority, to the maximum extent permitted by applicable law, to establish the rules, regulations, and procedures necessary or desirable for the proper conduct of a stockholders’ meeting.

●	Adjournment, Postponements and Cancellations of Stockholders’ Meetings: The Amended and Restated Bylaws provide that if a quorum is not present or represented at any stockholders’ meeting, a majority of the voting power of our stockholders present in person or represented by proxy at the meeting or the individual acting as chairman of the meeting may adjourn the meeting, without notice other than announcement at the meeting, until a quorum shall be present or represented. The Amended and Restated Bylaws also provide that the individual acting as chairman of the meeting may also, from time to time, for any or no reason, adjourn or recess any meeting of stockholders, and that our Board of Directors may, for any or no reason, postpone or cancel any meeting of stockholders upon public notice given prior to the time previously scheduled for such meeting.

●	Business Conducted or Considered at Meetings of Stockholders: The Amended and Restated Bylaws provide that, for nominations and proposals of other business to have been properly brought before an annual meeting such nominations and proposals of other business must be: (i) specified in a notice of meeting given by or at the direction of our Board of Directors, (ii) otherwise properly brought before the meeting by or at the direction of our Board of Directors, or (iii) otherwise properly requested by an eligible stockholder who complies with the advance notice and procedural requirements set forth in the Amended and Restated Bylaws. To be properly brought before a special meeting, proposals of business must be specified in the notice of meeting given by or at the direction of our Board of Directors or brought before the meeting at the direction of our Board of Directors.

●	Advance Notice Requirements: The Amended and Restated Bylaws enhance the procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act at stockholders’ meetings).

●	Special Meetings of Stockholders: The Amended and Restated Bylaws provide that, to the extent that our Board of Directors calls a special meeting of stockholders for the purpose of electing directors, the advance notice disclosure and other requirements contained in the Amended and Restated Bylaws applicable to proposing nominees for election to our Board of Directors at annual meetings of stockholders shall also apply to stockholders seeking to propose director nominations at such a special meeting.

●	Special Meetings of Directors: The Amended and Restated Bylaws provide that notice of any special meeting of our Board of Directors shall be sent to each director either (a) by reputable overnight delivery service to his or her residence or usual place of business in circumstances to which such service guarantees next day delivery, not later than on the day that is the second business day immediately preceding the day of such meeting, or (b) by electronic mail or other electronic means, not later than twenty-four (24) hours before the time of such meeting, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

●	Miscellaneous: The Amended and Restated Bylaws also incorporate various other “clean-up” changes, including, but not limited to, grammatical and other typographical corrections, formatting changes, revisions to headings, titles, and captions, and providing capitalized definitions for certain terms.

The foregoing summary is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as an exhibit to the Company’s Form 8-K filed on July 23, 2026.

Equity Awards

On July 30, 2026, the Board of Directors granted an aggregate of 273,934 restricted stock units (“RSUs”) to members of the Board in satisfaction of the equity compensation previously owed to each non-employee director for the fiscal years 2024 and 2025 and through July 2026 under our non-employee director compensation policy. Each RSU represents a contingent right to receive one share of Class A Common Stock and vests on January 1, 2027 (or for one director, 50% on January 1, 2027 and 50% on July 1, 2027), or earlier upon the occurrence of a change of control, subject to each director’s continued service through the applicable vesting date.

Trends and Factors Affecting Our Business

Product Release Schedule

Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our recent product releases include:

Title	Release Date and Platform
Le Mans Ultimate	February 20, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 1	July 23, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 2	September 24, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 3	December 10, 2024, available on PC
Le Mans Ultimate – 2024 DLC Pack 4	February 25, 2025, available on PC
Le Mans Ultimate – 2024 DLC Pack 5	June 10, 2025, available on PC
Le Mans Ultimate – Version 1.0 Release	July 22, 2025, available on PC
Le Mans Ultimate – ELMS Pack 1 and Version 1.1 Release	September 23, 2025, available on PC
Le Mans Ultimate – ELMS Pack 2 and Version 1.2 Release	December 9, 2025, available on PC
Le Mans Ultimate – ELMS Pack 3 and Version 1.3 Release	March 31, 2026, available on PC
Le Mans Ultimate – U.S. Track Pack 1 and Version 1.4	July 28, 2026, available on PC
Le Mans Ultimate – U.S. Track Pack 2 and Version 1.4.2	September 22, 2026, available on PC

We continually evaluate our planned product release schedule and modify the timing of upcoming products based on developments in our business, or if we believe it will result in a better consumer experience.

Concentration of Sales

Revenues associated with our Le Mans Ultimate franchise accounted for approximately 75.1% and 75.4% of our total revenue for the three months ended September 30, 2026 and 2025, respectively, and for approximately 75.4% and 77.2% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively. We aim to explore ways to capitalize on new trends and diversify our product mix.

Digital Business

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs. All of our titles that are available through retailers as packaged goods products are also available through direct digital download. For the three and nine months ended September 30, 2026 and 2025, substantially all of our revenue from sales of video games for PCs was through digital channels. We believe this trend of increasing direct digital downloads is primarily due to benefits relating to convenience and accessibility that digital downloads provide. In addition, as part of our digital business strategy, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases and extra content.

Esports

We generate esports revenues from organizing and facilitating esports tournaments, competitions, and events for our licensed racing games as well as on behalf of third-party racing game developers and publishers. In 2023, we organized the grand finale of the Le Mans Virtual Series 2022/23, the 24 Hours of Le Mans Virtual event, which had a cumulative total of approximately 8.8 million video views with approximately 27 million minutes watched. The 24 Hours of Le Mans Virtual event had a global audience of 5 million across television (TV)/over-the-top (OTT) channels. Although we have not organized Le Mans Virtual Series during the past few seasons, we have facilitated Esports events for others during this year. We also intend to continue exploring opportunities to expand our Esports segment outside of Le Mans. During the three and nine months ended September 30, 2026, we generated esports revenues from facilitating esports events on behalf of others.

Recurring Revenue Sources

Our business model includes revenue that we deem recurring in nature, which consists primarily of revenue from our annualized video game racing franchise for PC, as well as our RaceControl subscription service. We historically have been able to forecast the revenue from this area of our business with greater relative confidence than for new games, services, and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business, including through subscriptions. We plan to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through in-game purchases, RaceControl subscription offerings and extra content. As of September 30, 2026, we had more than 45,000 paid RaceControl subscribers. RaceControl revenues were approximately $2.0 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and other costs associated with our operations including finance, human resources, information technology, public relations, legal, audit and compliance fees, facilities, and other external general and administrative services.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on fixed assets (primarily computers and office equipment), as well as amortization of certain definite lived intangible assets acquired through our various acquisitions.

Results of Operations

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Revenues

	For the Three Months Ended September 30,		Change
	2026	2025	$	%
Revenues:
Gaming	$3,649,818	$3,100,018	$549,800	17.7%
Esports	125,611	-	125,611	-%
Total Revenues	$3,775,429	$3,100,018	$675,411	21.8%

Consolidated revenues were $3.8 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.7 million, or 21.8%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $0.5 million increase in sales of Le Mans Ultimate, as well as a $0.2 million increase in RaceControl subscriptions, offset by a $0.1 million decrease in sales of our rFactor 2 title compared to the three months ended September 30, 2025.

Esports revenues during the three months ended September 30, 2026 were approximately $126,000 and are the result of facilitating esports events for partners using our Le Mans Ultimate title.

Cost of Revenues

	For the Three Months Ended September 30,		Change
	2026	2025	$	%
Cost of revenues:
Gaming	$426,769	$597,817	$(171,048)	(28.6)%
Esports	24,660	-	24,660	-%
Total Cost of Revenues	$451,429	$597,817	$(146,388)	(24.5)%

Consolidated cost of revenues was $0.5 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $0.1 million, or 24.5%, when compared to the same period in the prior year.

The decrease in Gaming segment cost of revenues was mainly driven by decreases in developed technology amortization of approximately $0.1 million when compared to the same period in the prior year.

Cost of revenues for the Esports segment during the three months ended September 30, 2026 of approximately $25,000 was related to expenses incurred facilitating esports events for partners using our Le Mans Ultimate title.

Gross Profit

	For the Three Months Ended September 30,		Change
	2026	2025	$	%
Gross Profit:
Gaming	$3,223,049	$2,502,201	$720,848	28.8%
Esports	100,951	-	100,951	-%
Total Gross Profit	$3,324,000	$2,502,201	$821,799	32.8%

	For the Three Months Ended September 30,
	2026	2025

Gaming - Gross Profit Margin	88.3%	80.7%
Esports - Gross Profit Margin	80.4%	NM
Total Gross Profit Margin	88.0%	80.7%

NM = not meaningful

Consolidated gross profit was $3.3 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.8 million, or 32.8%, when compared to the prior period. Gross profit margin was 88.0% in the three months ended September 30, 2026, compared to 80.7% in the three months ended September 30, 2025. The increase in our Gaming segment gross profit of $0.7 million, and increase in gross profit margin, was primarily due to higher revenues and decreases in developed technology amortization, compared to the same period in the prior year.

Gross profit for the Esports segment during the three months ended September 30, 2026 of approximately $101,000 was related to revenues earned facilitating esports events for partners using our Le Mans Ultimate title.

Operating Expenses

	For the Three Months Ended September 30,		Change
	2026	2025	$	%
Operating Expenses:
Sales and marketing	$237,005	$136,024	$100,981	74.2%
Development	112,589	418,912	(306,323)	(73.1)%
General and administrative	1,749,092	1,142,867	606,225	53.0%
Depreciation and amortization	7,520	9,450	(1,930)	(20.4)%
Total Operating Expenses	$2,106,206	$1,707,253	$398,953	23.4%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, representing a $0.1 million, or 74.2%, increase when compared to the prior period. The increase in sales and marketing expenses was primarily driven by a $0.1 million increase in payroll and employee-related expenses when compared to the prior period.

Development

Development expenses were $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, representing a $0.3 million, or 73.1%, decrease when compared to the prior period. The decrease in development expenses was primarily due to a $0.7 million payment received under the United Kingdom’s video games tax credit program, partially offset by a $0.2 million increase in payroll costs, and a $0.2 million increase in web hosting costs and employee-related expenses, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were approximately $1.7 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.6 million, or 53.0%, when compared to the prior period. The increase in G&A expenses was primarily driven by a $0.4 million increase in professional fees and a $0.1 million increase in stock compensation relating to the amortization of RSUs and PSUs during the period, net of a reversal of compensation expense as a result of the replacement of the directors equity compensation obligations, as well as a $0.1 million increase in filing and tax expenses when compared to the prior period.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2026 and 2025 reflect no significant changes to the depreciation of capital assets.

Other Operating Income

Other operating income for the three months ended September 30, 2026 and 2025 presented no significant changes.

Interest Expense

Interest expense was approximately $24,000 and $1,000 for the three months ended September 30, 2026 and 2025, respectively. Interest expense in the three months ended September 30, 2026 primarily relates to charges incurred as part of the business loan agreement with Citibank, N.A.

Other Expense, net

Other expense, net was $64,000 for the three months ended September 30, 2026, compared to other expense, net of $29,000 for the three months ended September 30, 2025, an increase of $35,000 compared to the prior period. Other expense, net was primarily comprised of foreign currency losses arising from remeasuring transactions denominated in a currency other than U.S. Dollars.

Provision for Income Taxes

Provision for income taxes of $0.5 million for the three months ended September 30, 2026 primarily relates to corporate tax expenses incurred by Studio397, our Dutch subsidiary, which mainly generated profit from foreign currency gains.

Other Comprehensive Income (Loss)

Other comprehensive income was approximately $33,000 for the three months ended September 30, 2026, compared to other comprehensive income of approximately $456,000 for the three months ended September 30, 2025. The decrease of approximately $423,000 was primarily due to activity in our U.K. and Netherlands subsidiaries and represents foreign currency translation adjustments.

Net Income (Loss) Attributable to Non-Controlling Interest

Net income (loss) attributable to non-controlling interest was approximately $0.3 million and ($21,000) for the three months ended September 30, 2026 and 2025, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture. Under the terms of this joint venture, we agreed to fund up to €8,000,000 (approximately $9,087,000 as of September 30, 2026) as needed for development of video game products, which was fully funded as of September 30, 2026. We have recouped our investment and are now allocating the distribution of profits and losses to the joint venture licensor, pursuant to the terms of the Le Mans Esports Series Ltd joint venture agreement.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Revenues

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenues:
Gaming	$11,184,792	$7,450,311	$3,734,481	50.1%
Esports	161,888	-	161,888	-%
Total Revenues	$11,346,680	$7,450,311	$3,896,369	52.3%

Consolidated revenues were $11.3 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $3.9 million, or 52.3%, when compared to the prior period. The increase in Gaming segment revenues was primarily due to a $2.8 million increase in sales of Le Mans Ultimate, particularly from downloadable content revenues, as well as a $1.3 million increase in RaceControl subscriptions, offset by a $0.2 million decrease in sales of our rFactor 2 and KartKraft game titles, compared to 2025.

Esports revenues during the nine months ended September 30, 2026 were approximately $162,000 and are the result of facilitating esports events for partners using our Le Mans Ultimate title.

Cost of Revenues

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
Cost of revenues:
Gaming	$1,523,183	$1,518,090	$5,093	0.3%
Esports	89,811	-	89,811	-%
Total Cost of Revenues	$1,612,994	$1,518,090	$94,904	6.3%

Consolidated cost of revenues was $1.6 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $0.1 million, or 6.3%, when compared to the same period in the prior year.

Gaming segment cost of revenues for the nine months ended September 30, 2026 and 2025 presented no significant changes.

Esports cost of revenues during the nine months ended September 30, 2026 of $0.1 million was related to expenses incurred facilitating esports events for partners using our Le Mans Ultimate title.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
Gross Profit:
Gaming	$9,661,609	$5,932,221	$3,729,388	62.9%
Esports	72,077	-	72,077	-%
Total Gross Profit	$9,733,686	$5,932,221	$3,801,465	64.1%

	For the Nine Months Ended September 30,
	2026	2025

Gaming - Gross Profit Margin	86.4%	79.6%
Esports - Gross Profit Margin	44.5%	NM
Total Gross Profit Margin	85.8%	79.6%

NM = not meaningful

Consolidated gross profit was $9.7 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $3.8 million, or 64.1%, when compared to the prior period. Gross profit margin was 85.8% in the nine months ended September 30, 2026, compared to 79.6% in the nine months ended September 30, 2025. The increase in our Gaming segment gross profit of $3.7 million, and increase in gross profit margin, was primarily due to higher revenues and decreases in amortization, partially offset by increases in web hosting and license fees, compared to the prior period.

Gross profit for the Esports segment during the nine months ended September 30, 2026 of approximately $72,000 was related to revenues earned facilitating esports events for partners using our Le Mans Ultimate title.

Operating Expenses

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
Operating Expenses:
Sales and marketing	$638,674	$360,032	$278,642	77.4%
Development	1,364,154	1,291,208	72,946	5.6%
General and administrative	4,769,104	3,176,389	1,592,715	50.1%
Impairment of intangible assets	27,928	-	27,928	-%
Depreciation and amortization	21,347	39,273	(17,926)	(45.6)%
Total Operating Expenses	$6,821,207	$4,866,902	$1,954,305	40.2%

Changes in operating expenses are explained in more detail below:

Sales and Marketing

Sales and marketing expenses were $0.6 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, representing a $0.3 million, or 77.4%, increase when compared to the prior period. The increase in sales and marketing expenses was primarily driven by a $0.2 million increase in payroll and employee-related expenses when compared to the prior period.

Development

Development expenses were $1.4 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively, representing a $0.1 million, or 5.6%, increase when compared to the prior period. The increase in development expenses was primarily driven by a $0.1 million increase in software-related costs, when compared to the prior period.

General and Administrative

General and administrative (“G&A”) expenses were $4.8 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $1.6 million, or 50.1%, when compared to the prior period. The increase in G&A expenses was primarily driven by a $0.6 million increase in professional fees, a $0.5 million increase in stock-based compensation relating to director and officer equity awards, as well as a $0.4 million increase in payroll-related expenses, and a $0.1 million increase in Board fees, compared to the prior period.

Impairment of Intangible Assets

Impairment of intangible assets of $28,000 during the nine months ended September 30, 2026 relates to the impairment of a domain name no longer used.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2026 and 2025 reflect no significant changes to the depreciation of capital assets.

Other Operating Income

Other operating income of $1.6 million for the nine months ended September 30, 2025 primarily includes $0.8 million from the Wesco Insurance Company settlement, $0.5 million from a settlement agreement with HC2 Holdings 2 Inc. (now known as Innovate 2) and $0.3 million related to discounts negotiated on a few outstanding vendor invoices.

Interest Expense

Interest expense was approximately $43,000 and $19,000 for the nine months ended September 30, 2026 and 2025, respectively. Interest expense during the nine months ended September 30, 2026 primarily relates to charges incurred as part of the business loan agreement with Citibank, N.A. Interest expense in the nine months ended September 30, 2025 is mainly from non-cash interest accretion of purchase commitment liabilities relating to the acquisition of Studio397 in April 2021.

Other (Expense) Income, net

Other expense, net was $0.5 million for the nine months ended September 30, 2026, compared to other income, net of $3.4 million for the nine months ended September 30, 2025, a decrease of $3.9 million compared to the prior period. Other expense, net of $0.5 million in the nine months ended September 30, 2026 is primarily comprised of foreign currency losses arising from remeasuring transactions denominated in a currency other than U.S. Dollars. Other income, net of $3.4 million for the nine months ended September 30, 2025 was primarily comprised of $3.2 million in foreign currency gains arising from remeasuring transactions denominated in a currency other than U.S. Dollars and a $0.2 million gain from the Settlement Agreement entered into with Luminis on February 20, 2025.

Other Comprehensive Income (Loss)

Other comprehensive income was approximately $0.2 million for the nine months ended September 30, 2026, compared to other comprehensive loss of $2.7 million for the nine months ended September 30, 2025. Other comprehensive loss in the nine months ended September 30, 2025 primarily relates to activity in our U.K. and Netherlands subsidiaries and represents foreign currency translation adjustments.

Net Income (Loss) Attributable to Non-Controlling Interest

Net income (loss) attributable to non-controlling interest was approximately $0.8 million and ($59,000) for the nine months ended September 30, 2026 and 2025, respectively, and is attributed to the Le Mans Esports Series Ltd joint venture. Under the terms of this joint venture, we agreed to fund up to €8,000,000 (approximately $9,087,000 as of September 30, 2026) as needed for development of video game products, which was fully funded as of September 30, 2026. We have recouped our investment and are now allocating the distribution of profits and losses to the joint venture licensor, pursuant to the terms of the Le Mans Esports Series Ltd joint venture agreement.

Liquidity and Capital Resources

Liquidity

Since our IPO in 2021, we have financed our operations primarily through cash generated from operations, advances from lines of credit, and sales of our equity securities. We have entered into a line of credit with Citibank, N.A. (“Citibank”) that will provide us with up to $3.0 million subject to our meeting the requirements for its use. As of September 30, 2026, we had $1.8 million available under the line of credit with Citibank.

We measure our liquidity in a number of ways, including the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$5,378,937	$4,993,390
Working capital	$4,191,709	$4,221,682

For the nine months ended September 30, 2026, we generated net income of $1.9 million and positive cash flows from operations of approximately $4.1 million, or an average of approximately $0.5 million per month, primarily due to increased profitability and the capitalization of internally-developed software. As of September 30, 2026, we had an accumulated deficit of $84.3 million and cash and cash equivalents of $5.4 million. We expect that our cash on hand, cash to be generated from operations and availability on our line of credit will fund our operations for at least one year from the date the condensed consolidated financial statements are issued. Our future liquidity and capital requirements include funds to support the planned costs to operate our business, including amounts required to fund working capital, support the development and introduction of new products and maintain existing titles, and certain capital expenditures.

Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. There can be no assurance that we will be able to raise funds by selling additional securities, which sales, if successful, could dilute the ownership interest of our existing stockholders. The issuance of debt, such as our line of credit with Citibank, can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to further reduce overhead costs and our cash obligations in the short term, as needed. In addition, we may look to divest or bring in equity partners for our various divisions and bring in near term capital.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $4.1 million and $2.8 million, respectively. Net cash provided by operating activities for the nine months ended September 30, 2026 was primarily the result of net income of $1.9 million, adjusted for net non-cash adjustments of $1.6 million and $0.6 million of cash from changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2025 was primarily the result of net income of $6.0 million, offset by net non-cash adjustments of $2.7 million and $0.5 million of cash used by changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was approximately $1.7 million and $0.7 million, respectively, primarily related to capitalization of internally-developed software.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $1.9 million, resulting from $3.7 million of cash used for the repurchase of stock, and $0.3 million of payments on notes payable, partially offset by $1.2 million in proceeds from a Citibank line of credit drawdown and $0.9 million in proceeds from the exercise of warrants. Net cash flows provided by financing activities during the nine months ended September 30, 2025 of $1.0 million were primarily attributable to $2.3 million raised in connection with shares sold in a private placement offering in April 2025, partially offset by a $0.8 million payment for purchase commitments, $0.5 million of payments on notes payable and $0.1 million of equity issuance costs.

Citibank Line of Credit

On February 20, 2026, we entered into a business loan agreement with Citibank, and on June 15, 2026 we entered into an Amendment to the Business Loan Agreement (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, Citibank provided us with a revolving line of credit of up to $3.0 million at an interest rate equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.25%, subject to increase upon an event of default. The Adjusted Term SOFR has a floor of 0.75%. The revolving line of credit is evidenced by a promissory note that we issued to Citibank on February 20, 2026, which we amended on June 15, 2026 (as amended, the “Citibank Promissory Note”), in the principal amount of up to $3.0 million. The Citibank Promissory Note has a stated maturity date of February 20, 2028. We also entered into a commercial security agreement pursuant to which we granted Citibank a lien on substantially all of our assets. The Credit Agreement includes certain affirmative covenants related to conducting our business and maintaining certain levels of cash flow and fixed charges, including a requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) in excess of 1.200 to 1.000 and a Cash Flow Leverage Ratio (as such term is defined in the Credit Agreement) not in excess of 2.500 to 1.000. The Credit Agreement also contains negative covenants including prohibitions on the creation or existence of any liens or security interests on our assets. The Credit Agreement also contains events of default, including failure to make payments under the Citibank Promissory Note or any related documents, failure to comply with covenants, obligations or conditions contained in the Citibank Promissory Note or any related document, defaults under other loans, extension of credit or security agreement and any change in our ownership of twenty-five percent (25%) or more of our common stock. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 3.00% and declaration that all outstanding amounts owed under the Citibank Promissory Note immediately become due and payable. As of September 30, 2026, the balance due to Citibank under the Credit Agreement was $1.2 million and there was $1.8 million of available capacity. As of September 30, 2026, we were in compliance with all covenants related to the Credit Agreement.

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

H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the July 2024 Offerings, and we issued to its designees warrants to purchase up to 27,650 shares of Class A common stock (the “Placement Agent Warrants”) as compensation. The Placement Agent Warrants will expire on July 26, 2029.

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

The April Purchase Agreements provided that our Board of Directors (the “Board”) would appoint an individual designated by the purchasers that purchased at least 50.1% in interest of the shares of Class A common stock and pre-funded warrants issued in the April Private Placement based on the initial subscription amounts under the April Purchase Agreements to serve as a Class II director on the Board for a term expiring at our 2026 annual meeting of stockholders. In accordance with the foregoing, Mr. Guoquan (Paul) Huang was appointed to the Board effective as of April 16, 2025, and was elected to the Board at our 2026 annual meeting of stockholders on April 23, 2026. The April Purchase Agreements further provide that the purchasers holding a 50.1% interest in the securities issued upon closing of the April Private Placement shall have the right to appoint an individual to our management team, subject to Board approval.

Capital Expenditures

The nature of our operations does not require significant expenditures on capital assets, nor do we typically enter into significant commitments to acquire capital assets. We do not have material commitments to acquire capital assets as of September 30, 2026.

Material Cash Requirements

Except as described above under “Citibank Line of Credit,” there have been no material changes in our reported material cash requirements as described under “Liquidity and Capital Resources – Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Form 10-K.

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

Recently Issued Accounting Standards

As an “emerging growth company”, we may, under the JOBS Act, delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. We will no longer be considered an EGC as of December 31, 2026. We have elected to use this extended transition period under the JOBS Act until such time as we are no longer considered to be an emerging growth company.

Our analysis of recently issued accounting standards is more fully described in our condensed consolidated financial statements included elsewhere in this Report.

Non-GAAP Financial Measures

Adjusted EBITDA and Non-GAAP Adjusted Diluted Net Income Per Share

Adjusted EBITDA, a measure used by management to assess the Company’s operating performance, is defined as EBITDA, which is net income plus interest expense, provision for income taxes, depreciation and amortization, less income tax benefit (if any), adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) gain from sale of gaming licenses; (iii) impairment of intangible assets; (iv) loss contingency expenses; (v) loss (gain) on foreign exchange rates; (vi) expenses related to the implementation of a Share Rights Plan; and (vii) stock-based compensation expenses.

Non-GAAP Adjusted diluted net income per share, another measure used by management to assess the Company’s operating performance, is defined as diluted net income per share plus depreciation and amortization, adjusted to exclude: (i) gain from settlement of license liabilities and other agreements; (ii) gain from sale of gaming licenses; (iii) impairment of intangible assets; (iv) loss contingency expenses; (v) loss (gain) on foreign exchange rates; (vi) expenses related to the implementation of a Share Rights Plan; and (vii) stock-based compensation expenses.

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

The Non-GAAP Measures are not recognized terms under U.S. GAAP and do not purport to be an alternative to revenue, income/loss from operations, net income, or cash flows from operations or as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. Additionally, the Non-GAAP Measures are not intended to be measures of free cash flows available for our discretionary use, as they do not consider certain cash requirements, such as interest payments, tax payments, working capital requirements and debt service requirements. The Non-GAAP Measures have limitations as an analytical tool, and investors should not consider them in isolation or as a substitute for our results as reported under U.S. GAAP. Management compensates for the limitations of using the Non-GAAP Measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than would be presented by using only measures in accordance with U.S. GAAP. Because not all companies use identical calculations, the Non-GAAP Measures may not be comparable to other similarly titled measures of other companies.

The tables below provide reconciliations between net income and adjusted EBITDA, and diluted net income per share and Non-GAAP Adjusted diluted net income per share:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net income	$678,127	$768,537
Interest expense, net	23,922	1,434
Provision for taxes	451,870	-
Depreciation and amortization (1)	192,629	289,396
EBITDA	1,346,548	1,059,367
Loss (gain) on foreign exchange rates	190,998	(31,655)
Expenses related to the implementation of a Share Rights Plan	158,653	-
Stock-based compensation	109,877	-
Adjusted EBITDA	$1,806,076	$1,027,712

(1)	Includes $185,109 and $279,945 of amortization expenses included in cost of revenues for the three months ended September 30, 2026 and 2025, respectively.

Reconciliation between GAAP and Non-GAAP Adjusted diluted net income per share:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Diluted net income per share	$0.06	$0.14
Depreciation and amortization	0.04	0.05
Loss (gain) on foreign exchange rates	0.04	(0.01)
Expenses related to the implementation of a Share Rights Plan	0.03	-
Stock-based compensation	0.02	-
Non-GAAP Adjusted diluted net income per share	$0.19	$0.18

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income	$1,872,899	$6,029,322
Interest expense, net	43,018	19,184
Provision for taxes	451,870	-
Depreciation and amortization (1)	605,727	795,387
EBITDA	2,973,514	6,843,893
Gain from settlement of purchase commitment liabilities	-	(175,460)
Gain from HC2 Holdings 2 Inc. Settlement Agreement	-	(500,000)
Gain from Wesco Settlement Agreement	-	(800,000)
Impairment of intangible assets	27,928	-
Loss (gain) on foreign exchange rates	364,664	(3,334,533)
Expenses related to the implementation of a Share Rights Plan	158,653	-
Stock-based compensation	522,552	-
Adjusted EBITDA	$4,047,311	$2,033,900

(1)	Includes $584,380 and $756,114 of amortization expenses included in cost of revenues for the nine months ended September 30, 2026 and 2025, respectively.

Reconciliation between GAAP and Non-GAAP Adjusted diluted net income per share:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Diluted net income per share	$0.19	$1.32
Depreciation and amortization	0.11	0.17
Gain from settlement of purchase commitment liabilities	-	(0.04)
Gain from HC2 Holdings 2 Inc. Settlement Agreement	-	(0.11)
Gain from Wesco Settlement Agreement	-	(0.17)
Impairment of intangible assets	0.01	-
Loss (gain) on foreign exchange rates	0.07	(0.72)
Expenses related to the implementation of a Share Rights Plan	0.03	-
Stock-based compensation	0.10	-
Non-GAAP Adjusted diluted net income per share	$0.51	$0.45

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

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting and Compliance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting and Compliance Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 9A, “Controls and Procedures” of the 2025 Form 10-K, and that continued to exist as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, we identified certain material weaknesses in our internal control over financial reporting that continue to exist. The material weaknesses identified relate to (i) our failure to design and maintain effective monitoring procedures and controls to evaluate the effectiveness of our individual control activities; (ii) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely; and (iii) documentation of certain complex accounting analyses and significant accounting positions that were not contemporaneously reviewed independently of the preparer. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting and Compliance Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures” of the 2025 Form 10-K, and that continue to exist as of September 30, 2026.

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

We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises, including our Le Mans Ultimate franchise, which now accounts for the majority of our revenue. For the three months ended September 30, 2026 and 2025, revenues associated with our Le Mans Ultimate franchise accounted for approximately 75% of our total revenue. For the three months ended September 30, 2026, our top three customers accounted for substantially all of our revenues. For the three months ended September 30, 2025, our top two customers accounted for 80% of our revenues. For the nine months ended September 30, 2026 and 2025, revenues associated with our Le Mans Ultimate franchise accounted for approximately 75% and 77% of our total revenue, respectively. For the nine months ended September 30, 2026 our top three customers accounted for 89% of our revenues, and for the nine months ended September 30, 2025 our top two customers accounted for 81% of our revenues. No other customer accounted for 10% or more of our revenues in those periods. Our top two customers accounted for approximately 74% of our accounts receivable as of September 30, 2026 and our top four customers accounted for approximately 98% of our accounts receivable as of December 31, 2025. No other customer accounted for 10% or more of our accounts receivable in those periods. A reduction in sales from or loss of these customers would have a material adverse effect on our results of operations and financial condition.

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

Provisions in our Certificate of Incorporation and Amended and Restated Bylaws may have the effect of delaying or preventing changes in our board of directors or management including, but not limited to:

●	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting (other than proposals to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act at stockholders’ meetings), including proposed nominations of persons for election to our board of directors;

●	requiring that stockholders who wish to bring stockholder proposals, including proposed nominations, before an annual meeting comply with the advance notice and procedural requirements set forth in the Amended and Restated Bylaws;

●	authorizing an individual acting as chairman of a meeting of our stockholders to, for any or no reason, adjourn or recess any such meeting, and our board of directors to postpone or cancel any such meeting;

●	creating a classified board of directors of two staggered classes;

●	prohibiting cumulative voting in the election of directors;

●	providing our board of directors with the exclusive ability to fill director vacancies;

●	prohibiting our stockholders from calling special meetings of stockholders; and

●	prohibiting our stockholders from acting by written consent.

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

Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1.1	Certificate of Incorporation of Motorsport Games Inc.	S-1/A	333-251501	3.3	1/11/21

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Motorsport Games Inc.	8-K	001-39868	3.1	11/10/22

3.1.3	Certificate of Amendment to the Certificate of Incorporation, as amended, of Motorsport Games Inc.	8-K	001-39868	3.1	5/26/26

3.1.4	Certificate of Designations of Series A Participating Preferred Stock of Motorsport Games Inc. dated July 22, 2026.	8-K	001-39868	3.1	7/23/26

3.2.1	Bylaws of Motorsport Games Inc.	S-1/A	333-251501	3.4	1/11/21

3.2.2	Amendment No. 1 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	11/10/22

3.2.3	Amendment No. 2 to the Bylaws of Motorsport Games Inc.	8-K	001-39868	3.2	5/26/26

3.2.4	Amended and Restated Bylaws of Motorsport Games Inc., as adopted on July 22, 2026	8-K	001-39868	3.1	7/23/26

4.1	Preferred Stock Rights Agreement, dated as of July 22, 2026, by and between Motorsport Games Inc. and ClearTrust, LLC, as Rights Agent	8-K	001-39868	4.1	7/23/26

10.1#	Form of Director and Officer Indemnification Agreement	10-Q	001-39868	10.7	08/14/26

10.2#	Form of Restricted Stock Unit Award Agreement	10-Q	001-39868	10.8	08/14/26

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2026	MOTORSPORT GAMES INC.

	By:	/s/ Stephen Hood
Stephen Hood
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Hansen-Chambers
Peter Hansen-Chambers
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Stanley Beckley
Stanley Beckley
Chief Accounting and Compliance Officer
(Principal Accounting Officer)

